Form 10-Q
period 1995-03-31
INRAD INC
filed 1995-05-12
CIK 719494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11668


                                  INRAD, Inc.
             (Exact name of registrant as specified in its charter)

                New Jersey                                       22-2003247
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

                    181 Legrand Avenue, Northvale, NJ 07647
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
          ---


             Common shares of stock outstanding as of May 1, 1995:

                                2,106,571 shares

                                  INRAD, Inc.

                                     INDEX

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION.....................................       1

     Item 1. Financial Statements

             Consolidated Balance Sheet as of March 31, 1995
             and December 31, 1994 (unaudited)....................        1

             Consolidated Statement of Operations for the Three
             Months Ended March 31, 1995 and 1994 (unaudited).....        2

             Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 1995 and 1994 (unaudited)............        3


             Notes to Consolidated Financial Statements...........        4


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................        7




Part II.  OTHER INFORMATION.......................................       10


      Item 6. Exhibits and Reports on Form 8-K....................       10


Signatures........................................................       11

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  INRAD, Inc.

                           Consolidated Balance Sheet
                                  (Unaudited)


                                                        March 31,   December 31,
                                                          1995         1994
                                                      -----------   -----------
Assets

Current assets:
    Cash and cash equivalents                         $    21,799   $   119,718
    Certificate of Deposit                                 70,000        70,000
    Accounts receivable, net                              659,773       609,155
    Inventories                                         1,897,772     1,897,772
    Unbilled contract costs                               222,502       156,717
    Other current assets                                   80,063        50,167
                                                      -----------   -----------
         Total current assets                           2,951,909     2,903,529
Plant and equipment, net                                2,610,238     2,742,531
Precious metals                                           314,910       311,797
Other assets                                              129,621       125,407
                                                      -----------   -----------
         Total assets                                 $ 6,006,678   $ 6,083,264
                                                      ===========   ===========

Liabilities and Shareholders' Equity

Current liabilities:
    Note payable -- Bank                              $   475,000   $   520,000
    Subordinated Convertible Notes                        871,192       846,116
    Accounts payable and accrued liabilities              805,229       625,452
    Current obligations under capital leases              264,131       311,199
    Advances from customers                               211,929       116,560
    Other current liabilities                              69,382        52,172
                                                      -----------   -----------
         Total current liabilities                      2,696,863     2,471,499
Obligations under capital leases                          154,322       183,632
Secured Promissory Notes                                  250,000       250,000
Note payable -- Shareowner                                508,945       500,788
                                                      -----------   -----------
         Total liabilities                              3,610,130     3,405,919
                                                      -----------   -----------
Shareholders' equity:
    Common stock: $.01 par value;
        2,121,571 shares issued                            21,216        21,216
    Capital in excess of par value                      5,967,991     5,967,991
    Accumulated deficit                                (3,524,659)   (3,243,862)
                                                      -----------   -----------
                                                        2,464,548     2,745,345
    Less -- Common stock in treasury,
        at cost (15,000 shares)                           (68,000)      (68,000)
                                                      -----------   -----------
         Total shareholders' equity                     2,396,548     2,677,345
                                                      -----------   -----------
         Total liabilities and shareholders' equity   $ 6,006,678   $ 6,083,264
                                                      ===========   ===========

                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.

                      Consolidated Statement of Operations
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1995          1994*
                                                      -----------   -----------
Revenues:
    Net product sales                                 $   983,156   $ 1,268,648
    Contract research and development                     286,995       190,906
                                                      -----------   -----------

                                                        1,270,151     1,459,554
                                                      -----------   -----------

Costs and expenses:
    Cost of goods sold                                    840,607       950,329
    Contract research and development expenses            281,710       177,953
    Selling, general and administrative expenses          259,199       305,878
    Internal research and development expenses            100,313        69,770
                                                      -----------   -----------

                                                        1,481,829     1,503,930
                                                      -----------   -----------

        Operating profit (loss)                          (211,678)      (44,376)


Other income (expense):
    Interest expense                                      (75,707)      (90,100)
    Interest and other income, net                          6,588         1,911
                                                      -----------   -----------

        Net income (loss)                                (280,797)     (132,565)


Accumulated deficit, beginning of period               (3,243,862)   (2,370,468)
                                                      -----------   -----------

Accumulated deficit, end of period                    $(3,524,659)  $(2,503,033)
                                                      ===========   ===========

Net income (loss) per share                           $     (0.13)  $     (0.06)
                                                      ===========   ===========

Weighted average shares outstanding                     2,106,571     2,106,571
                                                      ===========   ===========


* Prior year amounts have been reclassified to conform to current year presentation.


                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    1995          1994
                                                                 ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                            $ (280,797)   $ (132,565)
                                                                 ----------    ----------
Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
        Depreciation and amortization                               188,144       176,266
        Noncash interest                                             33,233        31,173

    Changes in assets and liabilities:
        Accounts receivable                                         (50,618)       54,175
        Inventories                                                    --        (132,858)
        Unbilled contract costs                                     (65,785)       (8,944)
        Other current assets                                        (29,896)      (24,920)
        Precious metals                                              (3,113)        1,728
        Other assets                                                 (4,777)        3,401
        Accounts payable and accrued liabilities                    179,777      (104,848)
        Advances from customers                                      95,369        85,877
        Other current liabilities                                    17,210          --
                                                                 ----------    ----------
           Total adjustments                                        359,544        81,050
                                                                 ----------    ----------
           Net cash provided by (used in) operating activities       78,747       (51,515)
                                                                 ----------    ----------

Cash flows from investing activities:
        Capital expenditures                                        (55,288)      (41,323)
                                                                 ----------    ----------

Cash flows from financing activities:
        Principal payments of note payable - Bank                   (45,000)      (95,000)
        Principal payments of capital lease obligations             (76,378)      (67,932)
                                                                 ----------    ----------
           Net cash (used in) financing activities                 (121,378)     (162,932)
                                                                 ----------    ----------
Net (decrease) in cash and cash equivalents                         (97,919)     (255,770)

Cash and cash equivalents at beginning of period                    189,718       560,703
                                                                 ----------    ----------
Cash and cash equivalents at end of period                       $   91,799    $  304,933
                                                                 ==========    ==========

                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1994 and 1993 and for the years then ended and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Inventory Valuation

Interim inventories as well as cost of goods sold are computed by using the gross profit method of interim inventory valuation and applying an estimated gross profit percentage based on the actual values for the preceding fiscal year, unless the company believes that a different gross profit percentage may more accurately reflect its current year's cost of goods sold and gross profit.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. The effect of common stock equivalents has been excluded from the computation because their effect is antidilutive.

NOTE 2 -- INVENTORIES AND COST OF GOODS SOLD

For the three months ended March 31, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage was 82.6%, after reflecting the reclassification described in Note 5. The Company operated at less than full capacity during the first quarter. The costs associated with such underutilization have been treated as period costs and therefore expensed in the quarter ended March 31, 1995. The cost of goods sold percentage used in the first quarter is not, however, expected to be representative of the entire year, as the Company expects to achieve normal capacity levels for the remainder of the year.

NOTE 3 -- INCOME TAXES

Deferred tax assets (liabilities) comprise the following:

                                                     March 31,      December 31,
                                                       1995             1994
                                                   -----------      -----------
Deferred tax assets
     Inventory capitalization adjustment           $    74,000      $    73,000
     Inventory reserves                                  4,000            4,000
     Vacation liabilities                               60,000           62,000
     Loss carryforwards                              2,155,000        2,046,000
                                                   -----------      -----------
     Gross deferred tax assets                       2,293,000        2,185,000
                                                   -----------      -----------
Deferred tax liabilities
     Depreciation                                     (371,000)        (375,000)
                                                   -----------      -----------
     Gross deferred tax liabilities                   (371,000)        (375,000)
                                                   -----------      -----------

                                                     1,922,000        1,810,000

     Valuation allowance                            (1,922,000)      (1,810,000)
                                                   -----------      -----------
     Net deferred tax assets                       $         0      $         0
                                                   ===========      ===========

NOTE 4 -- DEBT

At March 31, 1995 and as of December 31 1994, the Company was in default of its debt agreements with Chemical Bank and the holders of the Subordinated Convertible Notes, and all amounts payable under such agreements have been classified as current liabilities. The Company is currently attempting to obtain a waiver from Chemical Bank and to renegotiate the terms of its current credit agreement. There can be no assurance that the Company will be able to execute a satisfactory renegotiation of its current agreement with Chemical Bank. The Company has continued to make its principal and interest payments on a timely basis as required by its current Bank agreement.

Management intends to seek appropriate waivers from the holders of the Subordinated Convertible Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause a default under the terms of the Company's Bank indebtedness.

The Company is also attempting to obtain additional financing from other sources. In April 1995, the Company received $225,000 from a shareowner and Convertible Note holder of the Company. The terms of the advance have not yet been defined. The proceeds were used to pay trade debt and other operating expenses.


NOTE 5 -- RECLASSIFICATION RELATING TO INTERNAL RESEARCH AND DEVELOPMENT

Prior to January 1, 1995, internal research and development costs included direct charges and allocations of plant overhead costs. Effective January 1, 1995, the Company modified its reporting to charge allocations of plant overhead costs directly to cost of goods sold. This reclassification has no effect on operating profit (loss) or net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Net sales for the first quarter of 1995 decreased $285,000, or 23% from the comparable quarter in 1994. International shipments in the first three months of 1995 were $184,000, compared to $293,000 for the first three months of 1994. Product sales were lower in 1995 compared to 1994 due primarily to lower bookings and a lower backlog. International shipments represented 19% of total shipments for the first three months of 1995, compared to 23% for the comparable 1994 period.

The backlog of unfilled product orders was $1,428,000 at March 31, 1995, compared with $1,116,000 at December 31, 1994 and $2,265,000 at March 31, 1994.
Subject to availability of resources, the Company plans to implement a significant sales and marketing program in 1995 which should result in increased bookings and a larger backlog.

Cost of Goods Sold

For the three months ended March 31, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage, after reclassification of allocated overhead costs from internal R&D expense to cost of goods sold, was 82.6%. The Company operated at less than full capacity during the first quarter. The costs associated with such underutilization have been treated as period costs and therefore expensed in the quarter ended March 31, 1995. The cost of goods sold percentage used in the first quarter is not, however, expected to be representative of the entire year, as the Company expects to achieve normal capacity levels for the remainder of the year.

For the three month period ended March 31, 1994, the Company used 74.9% (after reclassification of allocated overhead costs) as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $287,000 for the three months ended March 31, 1995, compared to $191,000 for the three months ended March 31, 1994. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 1995 were $282,000 compared to $178,000 for the comparable 1994 quarter.

The Company's backlog of contract R&D was $1,153,000 at March 31, 1995, compared with $1,223,000 at December 31, 1994 and $2,481,000 at March 31, 1994.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $47,000, or 15%, in the first quarter of 1995. The decrease is due primarily to lower selling commissions on international sales and cost containment efforts by the Company in the administrative and support areas.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1995 were $100,000 compared to $70,000 (as restated, Note 5) for the quarter ended March 31, 1994. During the first quarter of 1995, scientific and technical personnel spent more time on internal research projects than in the comparable 1994 period in accordance with the Company's needs.

Interest Expense

Interest expense decreased by $14,000, or 16%, in the first quarter. The decrease is due primarily to lower amounts of bank and lease borrowings.

Inflation

The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

As shown on the accompanying financial statements, the Company reported a net loss of approximately $281,000 for the quarter ended March 31, 1995, and also incurred losses in 1994, 1993, and 1992. During the past three years, the Company's working capital requirements were met principally by cash provided by operating activities, unsecured loans from its principal shareowner, and borrowings from other sources.

At March 31, 1995 and as of December 31, 1994, the Company is in default of its Amended and Restated Agreement with Chemical Bank with respect to compliance with certain financial covenants. The Company is currently attempting to obtain a waiver from Chemical Bank and to renegotiate the terms of its current credit agreement. There can be no assurance, however, that the Bank will agree to issue a waiver, or that the Company will be able to execute a satisfactory renegotiation of its current agreement with Chemical Bank. The Company has continued to make its principal and interest payments on a timely basis as required by its current Bank agreement.

At March 31, 1995 and as of December 31, 1994, the Company is in default under the terms of its Subordinated Convertible Notes. Management intends to seek appropriate waivers from the holders of the Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause an additional default under the terms of the Company's bank indebtedness.

If management is unable to obtain waivers from Chemical Bank and the holders of its Subordinated Convertible Notes, execute a satisfactory renegotiation of the terms of its current bank credit agreement, or obtain additional financing, the Company may find it necessary to dispose of certain assets.

Due to the circumstances described above relating to the defaults under its debt agreements with Chemical Bank and the holders of the Subordinated Convertible Notes, obtaining financing or disposing of certain assets, and the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

The Company is also attempting to obtain additional financing from other sources. In April 1995, the Company received $225,000 from a shareowner and debt holder of the Company. The terms of the advance have not yet been determined. The proceeds were used to pay trade debt and other operating expenses.

Capital expenditures, including internal labor and overhead charges, were approximately $55,000 for the three months ended March 31, 1995 and 1994. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit 11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

(B) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INRAD, Inc.


                                            By:  /s/  Warren Ruderman
                                                 ----------------------
                                                    Warren Ruderman
                                                  President and Chief
                                                   Executive Officer


                                            By:  /s/  Ronald Tassello
                                                 ----------------------
                                                    Ronald Tassello
                                                 Vice President, Finance
                                               (Chief Accounting Officer)



Date: May 12, 1995