Form 10-Q
period 1995-06-30
INRAD INC
filed 1995-08-14
CIK 719494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


Commission file number             0-11668


                                  INRAD, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New Jersey                                     22-2003247
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                            Identification Number)

                    181 Legrand Avenue, Northvale, NJ 07647
                  -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (201) 767-1910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

            Common shares of stock outstanding as of August 1, 1995:

                                2,106,571 shares

                                  INRAD, Inc.

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION ........................................    1

       Item 1.  Financial Statements

                Consolidated Balance Sheet as of June 30, 1995
                and Dec1mber 31, 1994 (unaudited) .....................    1

                Consolidated  Statement of Operations for
                the Three and Six Months ended June 30, 1995
                and 1994 (unaudited) ..................................    2

                Consolidated Statement of Cash Flows for
                the Six Months Ended June 30, 1995
                and 1994 (unaudited) ..................................    3


                Notes to Consolidated Financial Statements ............    4


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations .........    7




Part II. OTHER INFORMATION ............................................   10


       Item 6.  Exhibits and Reports on Form 8-K ......................   10


Signatures ............................................................   11

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  INRAD, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)
                                                       June 30,     December 31,
                                                         1995           1994
                                                     -----------    -----------
Assets
Current assets:
    Cash and cash equivalents                        $    28,295    $   119,718
    Certificate of Deposit                                70,000         70,000
    Accounts receivable, net                             773,721        609,155
    Inventories                                        1,820,006      1,897,772
    Unbilled contract costs                              228,717        156,717
    Other current assets                                  60,053         50,167
                                                     -----------    -----------
         Total current assets                          2,980,792      2,903,529
Plant and equipment, net                               2,491,041      2,742,531
Precious metals                                          311,767        311,797
Other assets                                             154,022        125,407
                                                     -----------    -----------
         Total assets                                $ 5,937,622    $ 6,083,264
                                                     ===========    ===========
Liabilities and Shareowners' Equity
Current liabilities:
    Note payable - Bank                              $   430,000    $   520,000
    Subordinated Convertible Notes                       896,270        846,116
    Accounts payable and accrued liabilities             831,619        625,452
    Current obligations under capital leases             243,019        311,199
    Advances from customers                              204,730        116,560
    Other current liabilities                             30,576         52,172
                                                     -----------    -----------
         Total current liabilities                     2,636,214      2,471,499
Obligations under capital leases                         144,045        183,632
Secured Promissory Notes                                 250,000        250,000
Advance from Shareowner                                  225,000           --
Note payable - Shareowner                                517,104        500,788
                                                     -----------    -----------
         Total liabilities                             3,772,363      3,405,919
                                                     -----------    -----------
Shareowners' equity:
    Common stock: $.01 par value;
        2,121,571 shares issued                           21,216         21,216
    Capital in excess of par value                     5,967,991      5,967,991
    Accumulated deficit                               (3,755,948)    (3,243,862)
                                                     -----------    -----------
                                                       2,233,259      2,745,345
    Less - Common stock in treasury,
        at cost (15,000 shares)                          (68,000)       (68,000)
                                                     -----------    -----------
       Total shareowners' equity                       2,165,259      2,677,345
                                                     -----------    -----------
       Total liabilities and shareowners' equity     $ 5,937,622    $ 6,083,264
                                                     ===========    ===========


                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                              -------------------------------       -------------------------------
                                                                  1995               1994*              1995               1994*
                                                              ------------       ------------       ------------       ------------
Revenues:
    Net sales                                                   $1,055,508       $  1,462,988       $  2,038,664       $  2,731,636
    Contract research and development                              376,404            250,662            663,399            441,568
                                                              ------------       ------------       ------------       ------------
                                                                 1,431,912          1,713,650          2,702,063          3,173,204
                                                              ------------       ------------       ------------       ------------
Costs and expenses:
    Cost of goods sold                                             902,451          1,083,413          1,743,058          2,033,742
    Contract research and development expenses                     366,751            241,511            648,461            419,464
    Selling, general and administrative expenses                   230,773            295,442            489,972            601,320
    Internal research and development expenses                      91,111             61,724            191,424            131,494
                                                              ------------       ------------       ------------       ------------
                                                                 1,591,086          1,682,090          3,072,915          3,186,020
                                                              ------------       ------------       ------------       ------------
        Operating profit (loss)                                   (159,174)            31,560           (370,852)           (12,816)


Other income (expense):
    Interest expense                                               (72,277)           (81,648)          (147,984)          (171,748)
    Interest and other income, net                                     162              7,650              6,750              9,561
                                                              ------------       ------------       ------------       ------------
        Net income (loss)                                         (231,289)           (42,438)          (512,086)          (175,003)
Accumulated deficit, beginning of period                        (3,524,659)        (2,503,033)        (3,243,862)        (2,370,468)
                                                              ------------       ------------       ------------       ------------
Accumulated deficit, end of period                            $ (3,755,948)      $ (2,545,471)      $ (3,755,948)      $ (2,545,471)
                                                              ============       ============       ============       ============
Net income (loss) per share                                   $      (0.11)      $      (0.02)      $      (0.24)      $      (0.08)
                                                              ============       ============       ============       ============
Weighted average shares outstanding                              2,106,571          2,106,571          2,106,571          2,106,571
                                                              ============       ============       ============       ============

* Prior year amounts have been reclassified to conform to current year presentation.


                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                       Six Months Ended June 30,
                                                       ------------------------
                                                          1995          1994
                                                       ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $ (512,086)   $ (175,003)
                                                       ----------    ----------
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
    Depreciation and amortization                         376,288       352,532
    Noncash interest                                       66,470        62,348
  Changes in assets and liabilities:
    Accounts receivable                                  (164,566)        1,706
    Inventories                                            77,766      (123,915)
    Unbilled contract costs                               (72,000)        8,079
    Other current assets                                   (9,886)      (13,308)
    Precious metals                                            30        (2,448)
    Other assets                                          (29,743)        1,281
    Accounts payable and accrued liabilities              206,168      (122,690)
    Advances from customers                                88,170        45,852
    Other current liabilities                             (21,595)         (495)
                                                       ----------    ----------
      Total adjustments                                   517,102       208,942
                                                       ----------    ----------
      Net cash provided by operating activities             5,016        33,939
                                                       ----------    ----------
Cash flows from investing activities:
    Capital expenditures                                 (123,672)      (63,670)
                                                       ----------    ----------
Cash flows from financing activities:
    Principal payments of note payable - Bank             (90,000)     (140,000)
    Principal payments of capital
     lease obligations                                   (107,767)     (138,070)
    Advance from Shareowner                               225,000          --
                                                       ----------    ----------
      Net cash provided by (used in)
        financing activities                               27,233      (278,070)
                                                       ----------    ----------
Net (decrease) in cash and
 cash equivalents                                         (91,423)     (307,801)
Cash and cash equivalents at
 beginning of period                                      119,718       560,703
                                                       ----------    ----------
Cash and cash equivalents
 at end of period                                      $   28,295    $  252,902
                                                       ==========    ==========

                See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage, after reclassification of allocated overhead costs from internal R&D expense to cost of goods sold, was 82.6% (see Note 5). During the second quarter of 1995, the Company continued to operate at less than full capacity. The costs associated with such underutilization have been treated as period costs and therefore expensed in the six month period ended June 30, 1995. The cost of goods sold percentage used may not, however, be representative of the entire year, as the Company hopes to achieve normal capacity levels during the fourth quarter through successful implementation of a sales and marketing program and other strategies. For the six month period ended June 30, 1994, the Company used 74.5% (after reclassification of allocated overhead costs) as its estimated cost of goods sold percentage.


NOTE 3 - INCOME TAXES

     Deferred tax assets (liabilities) comprise the following:

                                                     June 30,       December 31,
                                                       1995             1994
                                                   -----------      -----------
Deferred tax assets
     Inventory capitalization adjustment           $    74,000      $    73,000
     Inventory reserves                                  4,000            4,000
     Vacation liabilities                               60,000           62,000
     Loss carryforwards                              2,244,000        2,046,000
                                                   -----------      -----------
     Gross deferred tax assets                       2,382,000        2,185,000
                                                   -----------      -----------
Deferred tax liabilities
     Depreciation                                     (367,000)        (375,000)
                                                   -----------      -----------
     Gross deferred tax liabilities                   (367,000)        (375,000)
                                                   -----------      -----------
                                                     2,015,000        1,810,000
     Valuation allowance                            (2,015,000)      (1,810,000)
                                                   -----------      -----------
     Net deferred tax assets                       $         0      $         0
                                                   ===========      ===========

NOTE 4 - DEBT

At June 30, 1995 and as of December 31 1994, the Company was in default of its debt agreements with Chemical Bank and the holders of the Subordinated Convertible Notes, and all amounts payable under such agreements have been classified as current liabilities. The Company is currently attempting to obtain a waiver from Chemical Bank and to renegotiate the terms of its current credit agreement. There can be no assurance that the Company will be able to execute a satisfactory renegotiation of its current agreement with Chemical Bank. The Company has continued to make its principal and interest payments on a timely basis as required by its current Bank agreement. Management intends to seek appropriate waivers from the holders of the Subordinated Convertible Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause a default under the terms of the Company's Bank indebtedness. The Company is also attempting to obtain additional financing from other sources. In April 1995, the Company received $225,000 from a shareowner and Convertible Note holder of the Company. The terms of the advance have not yet been defined. The liability has been classified as long term, as management does not expect that the amount received will have to be repaid within one year.


NOTE 5 - RECLASSIFICATION RELATING TO INTERNAL RESEARCH AND DEVELOPMENT

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

Net Product Sales

Net sales for the second quarter of 1995 decreased $407,000, or 28% from the comparable quarter in 1994, and net sales for the six months ended June 30, 1995 decreased $693,000, or 25%, from the comparable 1994 period. International shipments in the first six months of 1995 were $389,000, compared to $658,000 for the first six months of 1994. Product sales were lower in 1995 compared to 1994 due primarily to lower bookings and a lower backlog. International shipments represented 19% of total shipments for the first six months of 1995, compared to 24% for the comparable 1994 period.

The backlog of unfilled product orders was $1,506,000 at June 30, 1995, compared with $1,116,000 at December 31, 1994 and $1,643,000 at June 30, 1994. Subject to
availability of resources, the Company plans to implement a significant sales and marketing program in 1995 which should result in increased bookings and a larger backlog.

Cost of Goods Sold

For the six month period ended June 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage, after reclassification of allocated overhead costs from internal R&D expense to cost of goods sold, was 82.6%. During the second quarter of 1995, the Company continued to operate at less than full capacity. The costs associated with such underutilization have been treated as period costs and therefore expensed in the six month period ended June 30, 1995. The cost of goods sold percentage used may not, however, be representative of the entire year, as the Company hopes to achieve normal capacity levels during the fourth quarter through successful implementation of a sales and marketing program and other strategies.

For the six month period ended June 30, 1994, the Company used 74.5% (after reclassification of allocated overhead costs) as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues for the second quarter of 1995 increased 126,000, or 50%, from the comparable quarter in 1994, and revenues for the six months ended June 30, 1995 and 1994 were $663,000 and $442,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended June 30, 1995 were $367,000 compared to $242,000 for the comparable 1994 quarter, and expenses for the six month period ended June 30, 1995 and 1994 were $649,000 and $419,000, respectively.

The Company's backlog of contract R&D was $1,153,000 at June 30, 1995, compared with $1,223,000 at December 31, 1994 and $2,313,000 at June 30, 1994. The
Company expects to reduce its future emphasis on funded research; as a result, bookings of new contracts is expected to decrease. This change in emphasis will also result in lower contract revenues and expenses in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $65,000, or 22%, in the second quarter of 1995, and $111,000, or 19%, for the six months ended June 30, 1995 compared to the same period in 1994. The decrease is due primarily to lower selling commissions on international sales, a higher allocation of general and administrative costs to contract research in the second quarter, and cost containment efforts by the Company in the administrative and support areas.

The Company's anticipated future reduction in funded research programs is expected to result in a lower allocation of G&A costs to contracts. The lower allocation, which would result in higher net G&A costs, is expected to be partially offset by cost reductions.

Internal Research and Development Expenses

Internal research and development expenses for the quarter ended June 30, 1995, were $91,000 compared to $62,000 (as reclassified, Note 5) for the quarter ended June 30, 1994. Expenses for the six month period ended June 30, 1995 were $191,000, compared to $131,000 (as reclassified) for the comparable 1994 period. During the first six months of 1995, scientific and technical personnel spent more time on internal research projects than in the comparable 1994 period in accordance with the Company's needs.

Interest Expense

Interest expense decreased by $9,000, or 11%, in the second quarter, and decreased $24,000, or 14%, for the six months ended June 30, 1995. The decrease is due primarily to lower amounts of bank and lease borrowings.

Inflation

The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

As shown on the accompanying financial statements, the Company reported a net loss of approximately $516,000 for the six month period ended June 30, 1995, and also incurred losses in 1994, 1993, and 1992. During the past three years, the Company's working capital requirements were met principally by cash provided by operating activities, unsecured loans from its principal shareowner, and borrowings from other sources.

At June 30, 1995 and as of December 31, 1994, the Company is in technical default of its Amended and Restated Agreement with Chemical Bank with respect to compliance with certain financial covenants. The Company is currently attempting to obtain a waiver from Chemical Bank and to renegotiate the terms of its current credit agreement. There can be no assurance, however, that the Bank will agree to issue a waiver, or that the Company will be able to execute a satisfactory renegotiation of its current agreement with Chemical Bank. The Company has continued to make its principal and interest payments on a timely basis as required by its current Bank agreement.

At June 30, 1995 and as of December 31, 1994, the Company is in default under the terms of its Subordinated Convertible Notes. Management intends to seek appropriate waivers from the holders of the Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause an additional default under the terms of the Company's bank indebtedness.

If management is unable to obtain waivers from Chemical Bank and the holders of its Subordinated Convertible Notes, execute a satisfactory renegotiation of the terms of its current bank credit agreement, or obtain additional financing, the Company may find it necessary to dispose of certain assets.

Due to the circumstances described above relating to the technical defaults under its debt agreements with Chemical Bank and the holders of the Subordinated Convertible Notes, obtaining financing or disposing of certain assets, and the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

In April 1995, the Company received $225,000 from a shareowner and debt holder of the Company. The terms of the advance have not yet been defined. The proceeds were used to pay trade debt and other operating expenses.

Capital expenditures, including internal labor and overhead charges, were approximately $124,000 and $64,000 for the six months ended June 30, 1995 and 1994, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit 11.   An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

(B) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1995.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INRAD, Inc.



                                  By: /s/ Warren Ruderman
                                  ------------------------
                                  Warren Ruderman
                                  President and Chief Executive Officer



                                  By: /s/ Ronald Tassello
                                  ------------------------
                                  Ronald Tassello
                                  Vice President, Finance
                                  (Chief Accounting Officer)




Date: August 11, 1995