Form 10-Q
period 1995-09-30
INRAD INC
filed 1995-11-14
CIK 719494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [ ]

           Common shares of stock outstanding as of November 1, 1995:
                                2,106,571 shares

                                  INRAD, Inc.

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION .....................................     1

            Item 1.  Financial Statements

                     Consolidated  Balance  Sheet as of September
                     30, 1995 and December 31, 1994 (unaudited) ....     1

                     Consolidated Statement of Operations for the
                     Three and Nine Months  Ended  September  30,
                     1995 and 1994 (unaudited) .....................     2

                     Consolidated Statement of Cash Flows for the
                     Nine  Months  Ended  September  30, 1995 and
                     1994 (unaudited) ..............................     3

                     Notes to Consolidated Financial Statements ....     4

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .     8

Part II.  OTHER INFORMATION ........................................     12

                     Item 6. Exhibits and Reports on Form 8-K ......     12

Signatures .........................................................     13

Item 1.  FINANCIAL STATEMENTS

                                  INRAD, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                       September 30,   December 31,
                                                           1995           1994
                                                       -------------   -----------
Assets
Current assets:
         Cash and cash equivalents                     $   152,659    $   119,718
         Certificate of Deposit                             70,000         70,000
         Accounts receivable, net                          678,408        609,155
         Inventories                                     1,749,052      1,897,772
         Plant and equipment held for sale                 150,933           --
         Unbilled contract costs                           223,361        156,717
         Other current assets                               36,106         50,167
                                                       -----------    -----------
         Total current assets                            3,060,519      2,903,529
Plant and equipment, net                                 2,121,239      2,742,531
Precious metals                                            283,307        311,797
Other assets                                               152,841        125,407
                                                       -----------    -----------
         Total assets                                  $ 5,617,906    $ 6,083,264
                                                       ===========    ===========
Liabilities and Shareowners' Equity
Current liabilities:
         Note payable - Bank                           $    60,000    $   520,000
         Current obligations under capital leases          203,388        311,199
         Subordinated Convertible Notes                  1,050,947        846,116
         Demand Note                                       100,000           --
         Accounts payable and accrued liabilities          699,122        625,452
         Advances from customers                           181,531        116,560
         Other current liabilities                          21,472         52,172
                                                       -----------    -----------
           Total current liabilities                     2,316,460      2,471,499
Note Payable - Bank                                        335,000           --
Obligations under capital leases                           122,861        183,632
Secured Promissory Notes                                   250,000        250,000
Note payable - Shareowner                                  525,262        500,788
                                                       -----------    -----------
           Total liabilities                             3,549,583      3,405,919
                                                       -----------    -----------
Shareowners' equity:
         Common stock: $.01 par value;
           2,121,571 shares issued                          21,216         21,216
         Capital in excess of par value                  6,067,991      5,967,991
         Accumulated deficit                            (3,952,884)    (3,243,862)
                                                       -----------    -----------
                                                         2,136,323      2,745,345
         Less - Common stock in treasury,
           at cost (15,000 shares)                         (68,000)       (68,000)
                                                       -----------    -----------
           Total shareowners' equity                     2,068,323      2,677,345
                                                       -----------    -----------
           Total liabilities and shareowners' equity   $ 5,617,906    $ 6,083,264
                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                     Three Months                  Nine Months
                                                   Ended September 30,           Ended September 30,
                                               --------------------------    --------------------------
                                                   1995           1994*         1995            1994*
                                                   ----           ----          ----            ----
Revenues:
         Net product sales                     $ 1,079,249    $ 1,229,194    $ 3,117,913    $ 3,960,830
         Contract research and
development                                        225,535        315,823        888,934        757,391
                                               -----------    -----------    -----------    -----------
                                                 1,304,784      1,545,017      4,006,847      4,718,221
                                               -----------    -----------    -----------    -----------
Costs and expenses:
         Cost of goods sold                        923,303        976,307      2,666,361      3,010,049
         Contract research and development
           expenses                                221,871        314,271        870,332        733,735
         Selling, general and administrative
           expenses                                243,584        264,375        733,556        865,695
         Internal research and development
           expenses                                 56,392        127,818        247,816        259,312
                                               -----------    -----------    -----------    -----------
                                                 1,445,150      1,682,771      4,518,065      4,868,791
                                               -----------    -----------    -----------    -----------
         Operating profit (loss)                  (140,366)      (137,754)      (511,218)      (150,570)


Other income (expense):
         Interest expense                          (63,172)       (81,009)      (211,156)      (252,757)
         Interest and other income, net              6,602            952         13,352         10,513
                                               -----------    -----------    -----------    -----------
         Net income (loss)                        (196,936)      (217,811)      (709,022)      (392,814)
Accumulated deficit, beginning of period        (3,755,948)    (2,545,471)    (3,243,862)    (2,370,468)
                                               -----------    -----------    -----------    -----------
Accumulated deficit, end of period             $(3,952,884)   $(2,763,282)   $(3,952,884)   $(2,763,282)
                                               ===========    ===========    ===========    ===========
Net income (loss) per share                    $     (0.09)   $     (0.10)   $     (0.34)   $     (0.19)
                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding              2,106,571      2,106,571      2,106,571      2,106,571
                                               ===========    ===========    ===========    ===========
----------------
* Prior year amounts have been reclassified to conform to current year presentation.

                 See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                            1995         1994
                                                            ----         ----
Cash flows from operating activities:
         Net income (loss)                               $(709,022)   $(392,814)
                                                         ---------    ---------
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
         Depreciation and amortization                     564,432      528,798
         Noncash interest expense                          104,305       93,522
Changes in assets and liabilities:
         Accounts receivable                               (69,253)     148,715
         Inventories                                       148,720        5,967
         Unbilled contract costs                           (66,644)      15,540
         Other current assets                               14,061        8,133
         Precious metals                                    28,490          726
         Other assets                                      (29,124)      (5,900)
         Accounts payable and accrued liabilities           73,670     (129,672)
         Advances from customers                            64,971      (23,092)
         Other current liabilities                         (30,700)      (1,249)
                                                         ---------    ---------
         Total adjustments                                 802,928      641,488
                                                         ---------    ---------
         Net cash provided by operating activities          93,906      248,674
                                                         ---------    ---------
Cash flows from investing activities:
         Capital expenditures                             (140,308)    (137,375)
         Proceeds from sale of equipment                    47,925         --
                                                         ---------    ---------
         Net cash (used in) investing activities           (92,383)    (137,375)
                                                         ---------    ---------
Cash flows from financing activities:
         Principal payments of note payable - Bank        (125,000)    (185,000)
         Principal payments of capital lease
           obligations                                    (168,582)    (210,486)
         Proceeds from Demand Note                         100,000         --
         Proceeds from sale of Common Stock Warrants       100,000         --
         Proceeds from issuance of Subordinated
           Convertible Note                                125,000         --
                                                         ---------    ---------
         Net cash provided by (used in) financing
           activities                                       31,418     (395,486)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        32,941     (284,187)
Cash and cash equivalents at beginning of period           119,718      560,703
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 152,659    $ 276,516
                                                         =========    =========

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

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the nine month period ended September 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage, after reclassification of allocated overhead costs from internal R&D expense to cost of goods sold, was 82.6% (see
Note 5). During the third quarter of 1995, the Company continued to operate at less than full capacity. The cost of goods sold percentage utilized is now expected to be representative of the annual percentage, based on actual year-to-date results and management's estimate of fourth quarter revenues and expenses. For the nine month period ended September 30, 1994, the Company used 76.0% (after reclassification of allocated overhead costs) as its estimated cost of goods sold percentage.

NOTE 3 - INCOME TAXES

Deferred tax assets (liabilities) comprise the following:

                                                   September 30,    December 31,
                                                       1995             1994
                                                   -------------    ------------
       Deferred tax assets
         Inventory capitalization adjustment       $    75,000      $    73,000
         Inventory reserves                              4,000            4,000
         Vacation liabilities                           60,000           62,000
         Loss carryforwards                          2,307,000        2,046,000
                                                   -----------      -----------
         Gross deferred tax assets                   2,446,000        2,185,000
                                                   -----------      -----------
       Deferred tax liabilities
         Depreciation                                 (363,000)        (375,000)
                                                   -----------      -----------
         Gross deferred tax liabilities               (363,000)        (375,000)
                                                   -----------      -----------
                                                     2,083,000        1,810,000
         Valuation allowance                        (2,083,000)      (1,810,000)
                                                   -----------      -----------
         Net deferred tax assets                   $         0      $         0
                                                   ===========      ===========

NOTE 4 - DEBT

On August 31, 1995, the Company signed an agreement with Chemical Bank amending the terms of its credit facility. The new agreement requires monthly principal payments of $5,000 from September 1995 to December 1996, and monthly principal payments of $10,000 thereafter until March 1998. A final payment of $170,000 is due on April 1, 1998. Borrowings bear interest at prime+2 1/4%. The agreement also amended the financial covenants contained in the original agreement. Chemical Bank also agreed to waive any defaults which existed under the previous facility.

In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chemical Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $245,000, with each principal payment made by the Company, a like amount may be withdrawn from the collateral deposit.

At September 30, 1995 and as of December 31 1994, the Company was in default of its debt agreements with the holders of the Subordinated Convertible Notes, and all amounts payable under such agreements have been classified as current liabilities. Management intends to seek appropriate waivers from the holders of the Subordinated Convertible Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause a default under the terms of the Company's Bank indebtedness.

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price.

The Company is attempting to renegotiate the terms of certain of its existing equipment lease obligations, so as to modify the payment stream to reduce the current payment requirements. There is no assurance that the Company will be able to execute a satisfactory renegotiation of its current lease agreements. The Company does not anticipate a material gain or loss to result from the renegotiation of its lease obligations.

By mutual informal agreement, beginning with the quarter ended June 30, 1995, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1996, and are expected to include both the scheduled quarterly payment and any deferred payments. The interest obligations have been accrued by the Company and are included in accounts payable and accrued liabilities.

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


NOTE 6 - PLANT AND EQUIPMENT HELD FOR SALE

Management has implemented a program to sell certain nonoperating equipment to raise additional cash. The equipment is carried at net book value, which approximates realizable value. The equipment has been classified as a current asset because management expects the equipment to be sold within the next year.

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

Net Product Sales

Net sales for the third quarter of 1995 decreased $150,000, or 12%, from the comparable quarter in 1994, and net sales for the nine months ended September 30, 1995 decreased $843,000, or 21%, from the comparable 1994 period. International shipments in the first nine months of 1995 were $540,000, compared to $977,000 for the first nine months of 1994. Product sales were lower in 1995 compared to 1994 due primarily to lower bookings and a lower backlog. International shipments represented 17% of total shipments for the first nine months of 1995, compared to 25% for the comparable 1994 period.

The backlog of unfilled product orders was $1,441,000 at September 30, 1995, compared with $1,116,000 at December 31, 1994 and $1,196,000 at September 30, 1994.

Cost of Goods Sold

For the nine month period ended September 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage. For the previous year, 1994, the actual cost of goods sold percentage, after reclassification of allocated overhead costs from internal R&D expense to cost of goods sold, was 82.6% (see
Note 5). During the third quarter of 1995, the Company continued to operate at less than full capacity. The cost of goods sold percentage utilized is now expected to be representative of the annual percentage, based on actual year-to-date results and management's estimate of fourth quarter revenues and expenses.

For the nine month period ended September 30, 1994, the Company used 76.0% (after reclassification of allocated overhead costs) as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues for the third quarter of 1995 decreased $90,000, or 29%, from the comparable quarter in 1994, and revenues for the nine months ended September 30, 1995 and 1994 were $889,000 and $757,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended September 30, 1995 were $222,000 compared to $314,000 for the comparable 1994 quarter, and expenses for the nine month period ended September 30, 1995 and 1994 were $870,000 and $734,000, respectively.

The Company's backlog of contract R&D was $627,000 at September 30, 1995, compared with $1,223,000 at December 31, 1994 and $2,292,000 at September 30, 1994. The Company expects to reduce its future emphasis on funded research; as a result, bookings of new contracts is expected to decrease. This change in emphasis will also result in lower contract revenues and expenses in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $21,000, or 8%, in the third quarter of 1995, and $132,000, or 15%, for the nine months ended September 30, 1995 compared to the same period in 1994. The decrease is due primarily to lower selling commissions on international sales, a higher allocation of general and administrative costs to contract research, and cost containment efforts by the Company in the administrative and support areas.

The Company's anticipated future reduction in funded research programs is expected to result in a lower allocation of G&A costs to contracts. The lower allocation, which would result in higher net G&A costs, is expected to be partially offset by cost reductions.

As the Company continues to implement its sales and marketing strategy, selling expenses are expected to increase in the fourth quarter of 1995 and future quarters in 1996.

Internal Research and Development Expenses

Internal research and development expenses for the quarter ended September 30, 1995, were $56,000 compared to $128,000 (as reclassified, Note 5) for the quarter ended September 30, 1994. Expenses for the nine month period ended September 30, 1995 were $248,000, compared to $259,000 (as reclassified) for the comparable 1994 period. During 1995, R&D expenses have decreased each quarter as the Company decreased its emphasis on development of new products and increased its short-term efforts on sales and marketing of existing products. This trend is expected to continue in the fourth quarter of 1995.

Interest Expense

Interest expense decreased by $18,000, or 22%, in the third quarter, and decreased $42,000, or 16%, for the nine months ended September 30, 1995. The decrease is due primarily to lower amounts of bank and lease borrowings.

Inflation

The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

As shown on the accompanying financial statements, the Company reported a net loss of approximately $709,000 for the nine month period ended September 30, 1995, and also incurred losses in 1994, 1993, and 1992. During the past three years, the Company's working capital requirements were met principally by cash provided by operating activities, unsecured loans from its principal shareowner, and borrowings from other sources.

On August 31, 1995, the Company signed an agreement with Chemical Bank amending the terms of its credit facility. The new agreement requires monthly principal payments of $5,000 from September 1995 to December 1996, and monthly principal payments of $10,000 thereafter until March 1998. A final payment of $170,000 is due on April 1, 1998. The agreement also amended the financial covenants contained in the original agreement. Chemical Bank also agreed to waive any defaults which existed under the previous facility.

In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $245,000, with each principal payment made by the Company, a like amount may be withdrawn from the collateral deposit.

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. The proceeds from both transactions were used to pay trade debt and other operating expenses.

At September 30, 1995 and as of December 31 1994, the Company was in default of its debt agreements with the holders of the Subordinated Convertible Notes, and all amounts payable under such agreements have been classified as current liabilities. Management intends to seek appropriate waivers from the holders of the Subordinated Convertible Notes, although there can be no assurance that the Company can obtain such waivers. Any such failure to obtain covenant relief would result in a default under the terms of the Notes, and, if the indebtedness was accelerated by the holders of the Notes, would therefore cause a default under the terms of the Company's Bank indebtedness.

As a result of the new Chemical Bank agreement, the Company's monthly principal payment requirement was reduced by $10,000. It is also expected that renegotiation of the equipment leases will result in a reduction of the total monthly lease payments by $5,000-$10,000. The Company has also continued to make reductions where possible in other operating expenses. The Company has also identified certain non-operating assets which it intends to sell to generate additional cash flows. These steps were taken to reduce the Company's short-term cash requirements until operating cash flow improves.

Until cash flow from operations is at satisfactory levels, the Company intends to seek additional financing from other sources to supplement its cash flow. If management is unable to obtain waivers from the holders of the Subordinated Convertible Notes or obtain additional financing, the Company may find it necessary to dispose of additional assets.

Due to the circumstances described above relating to the technical defaults under its debt agreements with the holders of the Subordinated Convertible Notes, obtaining financing or disposing of certain assets, and the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

Capital expenditures, including internal labor and overhead charges, were approximately $140,000 and $137,000 for the nine months ended September 30, 1995 and 1994, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit 11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

(B) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INRAD, Inc.


                                     By: /s/  Warren Ruderman
                                        -------------------------
                                     Warren Ruderman
                                     President and Chief Executive Officer


                                     By: /s/  Ronald Tassello
                                         -------------------------
                                     Ronald Tassello
                                     Vice President, Finance
                                     (Chief Accounting Officer)


Date:  November 13, 1995