Form 10-K
period 1995-12-31
INRAD INC
filed 1996-03-29
CIK 719494

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934                                              [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                                  [NO FEE REQUIRED]

For the transition period from                   to

Commission file number     0-11668

                                   INRAD, Inc.
             (Exact name of registrant as specified in its charter)


                   New Jersey                         22-2003247
(State or other jurisdiction of incorporation      (I.R.S. Employer
               or organization)                   Identification No.)

                    181 Legrand Avenue, Northvale, NJ, 07647
           (Address of principal executive offices)  (Zip Code)

                                 (201) 767-1910
              (Registrant's telephone number, including area code)

     Securities Registered Pursuant to Section 12(b) of the Act: None

     Title of each class                         Name of each exchange on
                                                      which registered

   --------------------------                  ----------------------------

   --------------------------                  ----------------------------

     Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 Per Share
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of March 8, 1996 was approximately $96,000.

             Common shares of stock outstanding as of March 8, 1996:

                                2,106,571 shares

                                  INRAD, INC.

                                     INDEX

                                                                            Page

Part I

  Item 1.     Business........................................................1

  Item 2.     Properties......................................................7

  Item 3.     Legal Proceedings...............................................7

  Item 4.     Submission of Matters to a Vote
              of Security Holders.............................................7

Part II

  Item 5.     Market for Registrant's Common Equity
              and Related Stockholder Matters.................................8

  Item 6.     Selected Financial Data.........................................9

  Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations......................................................9

  Item 8.     Financial Statements
              and Supplementary Data.........................................15

  Item 9.     Changes In and Disagreements
              With Accountants On Accounting
              and Financial Disclosure.......................................15

                                    Part III

  Item 10.    Directors and Executive Officers
              of the Registrant..............................................16

  Item 11.    Executive Compensation.........................................18

  Item 12.    Security Ownership of Certain
              Beneficial Owners and Management...............................18

  Item 13.    Certain Relationships
              and Related Transactions.......................................20

Part IV

  Item 14.    Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K.............................21

Signatures...................................................................23

Note:  Page F-1 follows Page 23.

PART I

Item 1.   Business.

     INRAD, Inc., (the "Company" or "INRAD"), incorporated in New Jersey in 1973, designs, develops, manufactures and markets crystals and products incorporating crystals which are used primarily for controlling and augmenting laser radiation. These products, which represent INRAD's core business, are designed either for incorporation by original equipment manufacturers in their lasers and laser systems, for use by scientists and engineers in their research and development with lasers, or as stand-alone subsystems or instruments for general use with lasers. These products are sold under the INRAD trademark, which has been registered in the United States Patent Office.

     In order to effectively utilize lasers, it is often necessary to control, modify, or augment the laser beam. The Company's products perform these functions with lasers which are currently being used in communications, medicine, surveying, military range finding and target illumination, materials processing, color separation, printing and a wide variety of research applications, including applications in laser fusion, isotope separation and spectroscopy.

     INRAD also manufactures precision optics and optical assemblies for its customers. Most of these optics are supplied with reflective and antireflective optical coatings produced in INRAD's Thin Film Department.

     INRAD's company-funded research and development program is supplemented by federally funded R&D grants and contracts in technical areas related to INRAD's core business.

Products

     The Company's products include: crystals; crystal components such as Q-switches, polarizers, waveplates and rotators; integrated systems such as harmonic generators, electronic devices for laser components and laser pulsewidth measuring instruments; and opto-mechanical assemblies and optical components. The Company sells crystals as blanks or as precision polished elements. Wherever possible, the Company emphasizes the manufacture and sale of its components, integrated systems, and instruments that incorporate its own crystals. The Company also performs research and development for industry and government in the area of crystal and laser technology.

         The following table illustrates the Company's sales for each major category of its product line during the past three years:


                                                 Year Ended December 31,
                                                 -----------------------
                                  1995                    1994                        1993
                           -----------------------------------------------------------------------
Category                        Sales       %            Sales         %             Sales       %
--------                        -----       -            -----         -             -----       -
                                  $                        $                           $

Crystals                       986,194     18          1,265,642      21            990,958     16
Crystal Components           2,277,565     42          2,312,372      39          2,212,894     35
Systems &
 Instruments                 1,083,670     20          1,415,702      24          1,876,846     30
Contract Research &
 Development                 1,084,609     20          1,002,203      16          1,164,076     19
                            ----------    ---         ----------     ---         ----------    ---
  TOTAL                     $5,432,038    100         $5,995,919     100         $6,244,774    100
                            ==========    ===         ==========     ===         ==========    ===

     Although the growth of crystals, including new crystals grown at high temperatures, will continue to be an integral part of the Company's business, the Company believes that laser manufacturers and users will increase their demand for components, systems and computer-based instruments more rapidly than they will increase their demand for unpackaged crystals. The Company's manufacturing and marketing efforts are being directed to this anticipated change in demand.

Products Manufactured by the Company

                                Single Crystals

     The Company produces, by various techniques, some 38 types of crystals which, because of their purity, internal structure, and high perfection have unique optical, electronic or electro-optical properties. Crystals are a form of solid matter having a regular internal structure, with atoms and molecules arranged in a precise way to form a solid internal pattern that repeats itself over and over again in all directions.

                               Crystal Components

     Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam. The Company has developed and manufactures a line of Q-switches, harmonic generators, and associated electronics. These devices are sold individually to scientists throughout the world as well as on an OEM basis to laser manufacturers.

                  Harmonic Generation Systems and Instruments

     Harmonic generation systems enable the users of lasers to convert the fundamental frequency of the laser to another frequency required for a specific end use. A harmonic, which is a multiple of the fundamental frequency, is obtained by passing a laser beam through a suitable nonlinear crystal. Harmonic generators are also used to mix the output frequency of one laser with that of another laser to produce a different frequency. Harmonic generators are presently useful in spectroscopy, lithography, semiconductor processing, optical data storage and scientific research.

     Following the development of microprocessor-based tunable lasers, which automatically produce a range of frequencies, the Company developed a product called the Autotracker. When used in conjunction with these lasers, the Autotracker automatically generates tunable ultraviolet light for use in spectroscopic applications.

     An Infrared Autotracker was then designed to cover the wavelength region from 1.5 to 4.5 microns. Further product developments are planned to extend the wavelength region of tunability to 11 microns using a group of new crystals now being developed and grown at INRAD. In 1991, the Company introduced an Autotracker specifically designed to work with Titanium Sapphire lasers. These lasers are an advance in solid state tunable sources and are now being marketed by many major laser manufacturers.

     In 1994, the Company introduced a new harmonic generator for use with ultrafast lasers having pulsewidths in the femtosecond and picosecond ranges. The product is sold on an OEM basis to the world's largest manufacturer of ultrafast lasers.

     The Company has developed and produces a line of Autocorrelators which can measure extremely short laser pulses. Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high speed electronics, ultrafast lasers and laser diodes for communications. The Model 5-14LD Autocorrelator is capable of measuring laser pulsewidths from 100 femtoseconds to 75 picoseconds from any type of laser system, and has the highest sensitivity of any commercial autocorrelator. The Model 5-14BX Autocorrelator can measure in real time the pulsewidth of high repetition rate lasers. By using a combination of precision mechanical and optical engineering in conjunction with a computer interface, this autocorrelator is ideal for setting up and monitoring fast and ultrafast lasers.

                                Precision Optics

     The Company also produces a line of precision optical components used in laser and other optical systems. These include lenses, windows, polarizers, retardation plates, Brewster windows, attenuation systems, rotators and gimbal mounts.

                                Optical Coatings

     In order to meet performance requirements, most optical components require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths. INRAD uses computerized coating equipment and has built its coating facility within a temperature and humidity controlled clean room.

     The Company's coating facility produces a wide variety of sophisticated coatings on many different substrates for use in its own products, as well as for customers who purchase coated optics manufactured by the Company to their specifications.

Research and Development

     The Company's research and development activities currently focus on developing new proprietary products as well as new end uses for its existing products. The Company is primarily engaged in research on crystal growth, harmonic generation, and electro-optics. This combination allows the Company to introduce new products based on crystals developed within the Company. A staff of 13 scientists and engineers, including 4 at the Ph.D. level, enables the Company to develop new crystals, devices and instruments and also to participate in sponsored research.

     Company-funded research expenditures during the years ended December 31, 1995, 1994, and 1993 were $305,626 (7.0% of net product sales), $365,856 (7.3%), and $315,006 (6.2%), respectively.

     In 1990 the Company established a Federal Research and Development Program Group in order to augment its own funded R&D efforts. This group actively seeks government support in technical areas in which the Company has expertise, and has promise for the development of new commercial products in which the government has requirements. Scientific, manufacturing and support personnel from within the Company are assigned to the Federal R&D Group to carry out government funded programs.

     The Federal R&D Programs Group has been particularly successful in winning awards under the Federal Small Business Innovative Research (SBIR) Program. These programs have led to several inventions and the Company has been awarded five U.S. patents, has filed several patent applications and is preparing additional applications. The Company is seeking strategic partners to commercialize the technologies developed from these programs.

     During 1995, 1994 and 1993, the Company was awarded funded R&D programs totalling approximately $316,000, $573,000 and $1,871,000, respectively. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.

     Revenues from contract research and development were $1,084,609, $1,002,203 and $1,164,076 during the years ended December 31, 1995, 1994, and 1993, respectively. The Company expects to continue to actively seek new government-sponsored programs as well as joint programs with certain of its customers in technical areas related to its core business.

Markets

     In 1995, 1994 and 1993 the Company's domestic product sales were made to end users in the following market areas:

     Market                                  1995        1994        1993
     ------                                  ----        ----        ----
     Industrial                               67%         45%         42%
     Universities                              7%         10%         19%
     National Laboratories                     9%          7%         12%
     Government                               17%         38%         27%
                                             ---         ---         ---
     Total Domestic                          100%        100%        100%
                                             ===         ===         ===

     In recognition of the sharp reductions in the U.S. defense budgets, the Company has refocused its marketing strategy to place a greater emphasis on industrial, medical and scientific applications. This change in emphasis has resulted in a larger percentage of sales to industrial users in 1995.

     The Company does not have similar information about the end use of products sold abroad. Foreign sales accounted for 19% of total product sales in 1995, 24% in 1994, and 26% in 1993. Worldwide, the Company has approximately 250 customers, one of which accounted for 12% and 16% of net product sales in 1994 and 1993, respectively. No foreign customer accounted for more than 10% of net product sales in 1995. Additionally, three U.S. customers each accounted for more than 10% of net product sales in 1995, and two customers each accounted for more than 10% of net product sales in 1994. No domestic customer accounted for more than 10% of net product sales in 1993.

Long-Term Contracts

     Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period which may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

Marketing

     The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales. Independent sales agents are used in major overseas markets, including Canada, Europe and the Far East.

     The current sales staff consists of four employees. The Company plans, subject to availability of resources, to implement a significant sales and marketing program in 1996, including additional sales staff, increased advertising and trade show participation, development of additional marketing materials, and greatly increased contact with existing and potential customers.

Backlog

     The Company's order backlog as of December 31, 1995 included approximately $1,470,000 of product orders and $413,000 of contract R&D, most of which is scheduled to be completed in 1996. On December 31, 1994, the backlog included $1,116,000 of product orders and $1,223,000 of contract R&D.

Competition

     The Company believes that there are relatively few companies which offer the wide range of products sold by the Company. Within each product category, however, there is competition. Although price is a principal factor in certain product categories, the principal means of competition in most product categories are product design, performance and quality. Based on its performance to date, the Company believes that it can compete successfully in terms of price, product design, product performance and quality, although no assurances can be given in this regard.

Employees

     As of December 31, 1995, the Company had 52 full-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, sick leave and paid holidays and vacations to its employees and has paid year-end bonuses to employees in certain years. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Patents and Licenses

     The Company holds United States patents for: a chemical process involving the use of zeolites for regioselective photochlorination; a composite membrane for the photochemical degradation of organic contaminants in ground water; a chemical process for selective functionalization of fullerenes; and a unique chemical reactor. The Company is seeking strategic partners to commercialize the technologies patented by INRAD.

     Although the Company has relied in the past on its manufacturing and technological expertise, rather than on any patents, to maintain its position in the industry, it is now additionally seeking patent protection for inventions resulting from its research programs. The Company takes precautionary and protective measures to safeguard its design, technical and manufacturing data and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

     Foreign sales of certain of the Company's products may require export licenses from the United States Department of Commerce. Such licenses are generally available to all but a limited number of countries.

     Although the manufacture, sale and use of lasers are subject to extensive federal and state regulations which indirectly affect the Company, there are no federal regulations nor any unusual state regulations which directly affect the manufacture or sale of the Company's products other than those which generally affect companies engaged in manufacturing operations in New Jersey.

     Sales in the European Community for electronic instruments require EC certification; the Company is now engaging in obtaining such certification.

Item 2.  Properties.

     The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 1996. The Company has an option to renew the lease for two additional terms of five years each. The 1995 annual rent was approximately $298,000. The Company also paid real estate taxes and insurance premiums which aggregated approximately $59,000 during 1995.

Item 3.  Legal Proceedings.

     There is no material litigation pending against the Company as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     (a) Market Information.

     The Company's common stock, par value $.01 per share, is traded in the OTC Bulletin Board under the symbol INRD.

     The following table sets forth the range of selling prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1994, through the quarter ended December 31, 1995 as reported by the National Association of Securities Dealers NASDAQ System:

                                                                 Sales Price
                                                                 -----------
                                                                 High     Low
                                                                 ----     ---
         Quarter ended March 31, 1995 ........................    1/2      1/2
         Quarter ended June 30, 1995 .........................    3/4      3/8
         Quarter ended September 30, 1995 ....................    3/4      3/8
         Quarter ended December 31, 1995 .....................    3/4      3/8

         Quarter ended March 31, 1994 ........................  1 5/8    1 1/4
         Quarter ended June 30, 1994 .........................  1 1/2    1
         Quarter ended September 30, 1994 ....................  1         13/16
         Quarter ended December 31, 1994 .....................  1 1/4      1/2

     (b) Holders.

     As of March 8, 1996, there were 188 record owners of the Common Stock.

     (c) Dividends.

     The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 1995, 1994 or 1993. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the immediate future.

Item 6.  Selected Financial Data

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                                      As of December 31, or
                                 For the Year Ended December 31,
                    ------------------------------------------------------------
                    1995        1994        1993           1992         1991
                    ----        ----        ----           ----         ----
                      $           $           $              $            $

Revenues         5,432,038   5,995,919    6,244,774     5,684,259     6,178,651
Net Income
  (Loss)          (968,878)   (873,394)  (1,807,106)   (1,534,151)     (569,442)
Net Income
  (Loss) Per
  Share              (0.46)      (0.41)       (1.27)        (1.10)        (0.41)
Dividends
  Paid                None        None         None          None          None
Total
  Assets         5,296,044   6,083,264    7,535,448     7,909,697     8,154,329
Long-Term
  Obligations    2,359,131     934,420    1,689,965       662,265       593,921
Shareholders'
  Equity         1,808,467   2,677,345    3,550,739     4,299,888     5,834,039


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Overview of Financial Condition

     As shown in the accompanying financial statements, the Company reported a net loss of approximately $969,000 for the year ended December 31, 1995, and also incurred losses in 1994 and 1993. During the past three years, the Company's working capital requirements were met in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner.

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 in the accompanying financial statements (see also Liquidity and Capital Resources under this Item 7).

Results of Operations

     The following table sets forth, for the past three years, the percentage relationship to total revenues from product sales and contract research and development of certain items included in the Company's consolidated statement of operations.

                                                    Year ended December 31,
                                                    -----------------------
                                                  1995       1994       1993
                                                  ----       ----       ----
                                                    %          %          %
Revenues:
   Net product sales                              80.0       83.3       81.4
   Contract research and development              20.0       16.7       18.6
                                                 -----      -----      -----
                                                 100.0      100.0      100.0

   Interest and other income                       0.3        0.2        0.1
                                                 -----      -----      -----
                                                 100.3      100.2      100.1
================================================================================

Costs and expenses:
   Cost of goods sold*                            83.7       82.6       88.6
   Write off of discontinued inventory*            --         --        11.8
   Plant consolidation costs                       1.7        --         --
   Contract research and
     development*                                 97.7       97.0       99.2
   Selling, general and
     administrative expenses                      19.0       18.2       18.6
   Internal research and
      development**                                7.0        7.3        6.2
   Interest expense                                5.3        5.6        5.1
================================================================================
Net income (loss)                                (17.8)     (14.6)     (28.9)

 *   calculated as a percentage of their respective revenues

**   calculated as a percentage of net product sales

     Net Product Sales

     Net product sales were $4,347,429,  $4,993,716 and $5,080,698 in 1995, 1994 and 1993, respectively. Product sales in 1995 were lower than the prior year due to a significantly lower opening backlog and insufficient short term orders in 1995. Product sales in 1994 were comparable with 1993 levels.

     International sales, as a percentage of total product sales, were 19%, 24% and 26% for 1995, 1994, and 1993, respectively. The dollar value and percentage of international sales decreased in 1995 compared to 1994, and decreased in 1994 compared to 1993. Bookings of new orders, particularly for laser systems and instruments, were lower in 1995 than in 1994, and resulted in lower shipments in 1995 compared to the prior year. In the first quarter of 1993, the Company made a shipment totalling $375,000 to one customer. This nonrecurring shipment accounts for the dollar and percentage decrease in 1994 compared to 1993.

     The Company's backlog of product orders as of December 31, 1995 was approximately $1,470,000, compared to approximately $1,116,000 at December 31, 1994.

     Cost of Goods Sold

     As a percentage of net product sales, cost of goods sold was 83.7%, 82.6% and 88.6% for the years ended December 31, 1995, 1994 and 1993, respectively. The Company continued its efforts to reduce expenses in 1995. The most significant cost reductions have continued to be in the form of labor and related items such as payroll taxes and benefits. The increase in the cost of goods sold percentage from 1994 to 1995 is attributable to lower than expected sales compared to relatively fixed overhead costs such as wages, depreciation and rent. The decrease from 1993 to 1994 is attributable to cost reductions achieved as a result of closing the Company's Inrad Optical Systems subsidiary and management's program to reduce expenses.

     Prices for raw materials and purchased components have been relatively stable in 1995 and 1994, while labor costs rose in both years.

     Write Off of Discontinued Inventory

     During the fourth quarter of 1993 the Company recorded an inventory write off of approximately $600,000 in connection with the discontinuance of certain products and product lines within certain market segments. The Company is focusing its future efforts in industrial, medical and scientific markets which it believes offer greater growth potential and improved profit margin. The Company recorded a writedown in 1993 for products not consistent with this direction.

     Contract Research and Development

     Contract research and development revenues were $1,084,609, $1,002,203 and $1,164,076 for the years ended December 31, 1995, 1994 and 1993, respectively. Related contract R&D expenditures, including allocated indirect costs, were $1,059,668, $971,932 and $1,155,204. Revenues increased from 1994 to 1995 as a result of a greater emphasis by the Company's scientific and technical personnel on funded programs. Revenues decreased from 1993 to 1994 primarily because of lower bookings in 1994 and increased effort by the Company's scientific and technical personnel on internal R&D and manufacturing projects rather than sponsored programs. The programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs and, depending on their terms, recovery of general and administrative costs.

     The Company intends to focus its future funded research efforts on programs closely aligned with its core business. This is likely to result in lower bookings of funded research programs and lower contract revenues and expenses in 1996.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in 1995 decreased $55,042 or 5.1% compared to 1994, and in 1994 decreased $75,673 or 6.5% compared to 1993. In 1995, selling commissions on international sales decreased and the Company allocated a higher portion of G&A costs to contracts; these decreases were partially offset by higher sales salaries and advertising and marketing costs. Subject to availability of resources, the Company expects to increase certain selling costs in 1996, including additional sales staff and increased advertising and trade show participation. The decrease in SG&A expenses from 1993 to 1994 occurred primarily because of decreases in selling and administrative salaries, advertising and trade shows, offset by higher selling commissions on international sales and certain other administrative expenses.

     Internal Research and Development Expenses

     Research and development expenses for 1995 were $305,626 (7.0% of product sales) compared with 1994 expenditures of $365,856 (7.3% of product sales). R&D expenses for 1993 were $315,006 (6.2% of product sales).

     During 1995, the Company decreased its emphasis on development of new products and increased its short-term efforts on sales and marketing of existing products. As a result, R&D expenditures decreased in 1995. This trend is expected to continue in 1996. In 1994, the Company's R&D expenses increased over 1993 because the Company's scientific and technical personnel spent a greater portion of their time on product development projects in line with the Company's goal at that time of bringing more new products to market.

     Income taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1995, the Company had a net deferred tax asset of $2,181,000, the primary component of which was its significant net operating loss carryforward.

The Company has established a valuation allowance to fully offset this deferred tax asset because its history of operating losses makes it uncertain that the tax asset will be realized.

     Inflation

     The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

     On August 31, 1995, the Company signed an agreement with Chemical Bank amending the terms of its credit facility. The new agreement requires monthly principal payments of $5,000 from September 1995 until December 1996, and monthly principal payments of $10,000 thereafter until March 1998. A final payment of $170,000 is due on April 1, 1998. Borrowings bear interest at prime (8.5% at December 31, 1995) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement. The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with financial ratios tied to accounts receivable and debt service (as defined). Chemical Bank also agreed to waive any defaults which existed under the previous facility. Borrowings are secured by accounts receivable, plant and equipment not previously liened, and the personal guarantee of the Company's principal shareowner.

     In connection with the new Chemical Bank agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chemical Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $245,000, with each principal payment made by the Company, a like amount may be withdrawn from the collateral deposit.

     In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. The first six semiannual interest payments due under the Note are payable in the form of additional notes and do not require a cash outlay. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. The proceeds from issuance of the Subordinated Notes, Warrants and Demand Note were used to reduce short-term liabilities, including trade debt. Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the Company's December 31, 1995 balance sheet because the Note holder has agreed not to demand payment prior to December 31, 1996.

     In 1993, the Company raised $1,000,000 in new capital from a private investment group through the issuance of $746,215 of seven-year 10% subordinated convertible notes and 203,028 shares of common stock. The first six semi-annual interest payments due under the note are payable in the form of additional notes and do not require a cash outlay.

     During September 1993, the Company borrowed $100,000 in the form of two promissory notes from a shareowner of the Company. On December 16, 1993, the shareowner exchanged the existing promissory notes for a new seven-year 10% subordinated convertible note in the amount of $74,621 and 20,303 shares of common stock.

     The entire amount of all Subordinated Convertible Notes (issued both in 1993 and 1995) may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chemical Bank and other secured indebtedness of the Company. At December 31, 1995 the Company was in violation of certain terms of these notes; subsequent to year end, the Company obtained waivers from the holders of the notes and modified the financial covenants in the debt agreements.

     In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note in the amount of $1,030,000 for a new promissory note maturing on December 31, 1996, in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. By mutual informal agreement, beginning with the quarter ended June 30, 1995, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1996 and are expected to include both the scheduled quarterly payment and any deferred payments. Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the Company's December 31, 1995 balance sheet because the shareowner has agreed not to demand payment prior to December 31, 1996.

     The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes is July 8, 1997.

     As a result of the new Chemical Bank agreement, the Company's monthly principal requirement was reduced by $10,000. Renegotiation of the equipment leases in 1995 resulted in a reduction of the total monthly lease payments by approximately $8,000. Certain leases by their original terms mature in 1996, whch will also reduce the Company's cash requirements in 1996. The Company has also identified certain non-operating assets which it intends to sell to generate additional cash flows. Where possible, the Company will continue to reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations, in addition to cash generated from asset sales in 1996, will provide adequate liquidity for the Company's operations in 1996. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek additional financing to supplement the cash flow.

     Because of the circumstances described above relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

     Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 1995, 1994 and 1993 were $166,000, $193,000 and
$379,000, respectively. During 1993, the Company completed lease financing for the purchase of new equipment totalling approximately $110,000. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements are set forth on pages F-1 through F-17. Page F-1 follows page 23.

Item 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

     The following table sets forth the names and ages of each of the members of the Company's Board of Directors, the other positions and offices presently held by each such person with the Company, the period during which each such person has served on the Company's Board of Directors, and the principal occupations and employment of each such person during the past five years.


                          Director      Positions; Business
 Name and Age              Since        Experience
 ------------              -----        ----------
Warren Ruderman,           1973         Chairman of the Board of Directors,
  76                                      President and Chief Executive Officer
                                          (1973 - Present).



Stanley A. Kitzinger,      1984         Financial Consultant (1986 - Present);
  79 Senior Vice President (1980-1986) of International Investors, Inc. (mutual funds investment); Senior Vice President (1980-1986) of Van Eck Management Corp. (investment management); Director (1989-1991) of Mutual Series Fund, Inc. (mutual funds investment).


William B. Maxson,         1989         Consultant (1990 - Present); Vice
  65                                      President (1984-1990), Air Force
                                          Programs Cypress International
                                          (marketing and business development
                                          firm); Officer, United States Air
                                          Force  (1952 -  1984),  retiring  with
                                          rank of Major General in 1984.



Donald H. Gately,          1995         Management Consultant (1990 - Present);
  76                                      Chief Operating Officer, Datamax
                                          Corporation (1994 - 1996)

     The directors serve one-year terms. Pursuant to agreements between the Company and Hoechst Celanese Corporation ("Hoechst"), Hoechst may designate a representative for nomination to the Company's Board of Directors; the Company has agreed to use its best efforts to have a designated representative elected to the Board of Directors. At the present time Hoechst has not designated a representative to the Board.

     Pursuant to an agreement between INRAD and Clarex, Ltd. ("Clarex"), the Company has agreed to use its best efforts to have two individuals selected by Clarex elected to the Board of Directors as long as any of the subordinated convertible notes are outstanding. A representative has not been designated by Clarex at the present time.

Executive Officers of the Registrant

     The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions and offices with the Company held by each such person:

                          Officer       Positions and Offices
Name and Age               Since        With the Company
------------               -----        ----------------
Warren Ruderman, 76        1973 ......  Chairman of Board of Directors
                                        President and
                                        Chief Executive Officer

Maria Murray, 38           1995 ......  Vice President - Marketing
                                        and Sales

Glenn Nosti, 40            1994 ......  Vice President - Manufacturing

Ronald Tassello, 38        1989 ......  Vice President - Finance
                                        and Secretary

     Warren Ruderman has served as President and Chairman of the Board of Directors of the Company since he founded it in 1973. Prior to 1973, he founded and served as the President of Isomet Corporation, a manufacturer of acousto-optic devices for the laser industry, and was a Teaching Fellow, Lecturer in Chemistry, research scientist and consultant at Columbia University. Dr. Ruderman was a founder and served as a director of the Melex Corporation (a life sciences company acquired by Revlon, Inc. in 1975). Dr. Ruderman holds a doctorate in Chemical Physics from Columbia University, and is a Fellow of the New York Academy of Sciences.

     Maria Murray joined the Company in January 1989 as Manager, Federal R&D Programs, and was appointed Vice President, Marketing and Sales in 1995. Prior to joining INRAD, she held positions in electrical design engineering in the laser and communication industries. She holds a B.S.E.E. degree in Electrical Engineering from the University of Central Florida.

     Glenn Nosti joined the Company as a Senior Sales Engineer in July 1990. He was subsequently appointed Vice President, Manufacturing in 1994. Prior to joining INRAD, he held positions as Marketing Manager or National Sales Manager at companies within the laser optics industry. He received a B.S. in Business

Administration from East Carolina University and an M.B.A. in Marketing from Fairleigh Dickinson University.

     Ronald Tassello joined the Company as Secretary and Controller in October, 1989 and was appointed Vice President, Finance in 1990. Prior to joining INRAD, he was employed as Senior Manager in the Hackensack office of Price Waterhouse LLP, an accounting and consulting firm. He held various positions with Price Waterhouse LLP from 1983 to 1989. He received a B.B.A. from Pace University and is a certified public accountant.

     None of the officers of the Company has an employment contract with the Company; each serves at the pleasure of the Board of Directors.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table sets forth, for the years ended December 31, 1995, 1994 and 1993, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company's Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

                                                                Long-Term
                                   Annual Compensation(A)       Compensation
Name and Current                   ----------------------       ------------      All Other
Principal Position         Year     Salary        Bonus         Options Granted   Compensation ($)
------------------         ----     ------        -----         ---------------   ----------------

Warren Ruderman,           1995     $130,000       none           none                none
President and Chief
Executive Officer
                           1994     $130,000       none           none                none

                           1993     $130,500       none           none                none

(A) During the periods covered, no Executive Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of the only individuals or entities known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1996. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

                                                                   Percent of
Name and Address                             Number of shares     Common Stock
--------------------------------------------------------------------------------
Warren Ruderman(1)                              1,081,400              51.3
c/o INRAD, Inc.
181 Legrand Avenue
Northvale, NJ  07647

Clarex, Ltd.                                    1,845,513(2)           50.9
c/o Bank of Nova Scotia
  Trust Company Bahamas Ltd.
P.O. Box N1355
Nassau, Bahamas

Hoechst Celanese Corp.                            300,000              14.2
Routes 202-206 North
Box 2500
Somerville, NJ  08876

William F. Nicklin                                203,089(3)            9.3
33 Grand Avenue
Newburgh, NY  12550

Stanley A. Kitzinger                                4,800(4)            0.2
c/o INRAD, Inc.

William Maxson                                      3,162(4)            0.1
c/o INRAD, Inc.

Donald H. Gately                                   16,417(5)            0.8
c/o INRAD, Inc.

Directors and Executive                         1,115,404(6)           52.2
  Officers as a group
  (7 persons)


     (1) By virtue of his shareholdings, Warren Ruderman may be deemed to be a "parent" of the Company as that term is defined in the Rules and Regulations of the Securities Act of 1933, as amended.

     (2) Including 1,522,485 shares subject to options, warrants or convertible notes exercisable or convertible within 60 days.

     (3) Including 72,562 shares subject to convertible notes convertible within 60 days.

     (4)  Including 1,500 shares subject to options exercisable within 60 days.

     (5)  Including 16,417 shares subject to warrants within 60 days.

     (6)  Including 29,042 shares subject to options or warrants within 60 days.

Item 13.  Certain Relationships and Related Transactions

     In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $72,000, $74,000 and $106,000 in 1995, 1994 and 1993, respectively.

     Repayment of the shareowner loan has been subordinated to the prior repayment of the Company's indebtedness to Chemical Bank and to other secured indebtedness of the Company. The principal shareowner has guaranteed borrowings under the Company's existing credit facility with Chemical Bank. By mutual informal agreement, beginning with the quarter ended June 30, 1995, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1996 and are expected to include both the scheduled quarterly payment and any deferred payments. Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the Company's December 31, 1995 balance sheet because the shareowner has agreed not to demand payment prior to December 31, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

     (a)  Financial statements filed as part of this report:

          See Index to Consolidated Financial Statements at F-1.

     (b)  Exhibits filed as part of this report:

          The following exhibits are incorporated by reference to exhibits in the Company's Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983:



                                                            Exhibit No.
Present                                                     in Registration
Exhibit                                                     Statement or
No.          Description of Exhibit                         or Amendments
-------      ----------------------                         ----------------

3.1          Restated Certificate of Incorpor-              3.1 of Amendment
             ation, as amended.                             No. 1.

3.2          By-laws, as amended.                           3.2 of Amendment
                                                            No. 1.

10.4         License agreement, dated September             10.11 of Amendment
             1981, between the Company and                  No. 1.
             Lambda Physik.

10.5         Key-Man Insurance Policy on the                10.12 of Amendment
             life of Warren Ruderman.                       No. 2.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1985:


10.6         Common Stock Purchase and Option Agreements, dated
             10/14/85 and 11/17/85, between the Company and Celanese Corporation (now Hoechst Celanese Corporation).


The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990:


10.8         INRAD, Inc. Key Employee Compensation Plan.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1991:


10.9 Lease dated October 4, 1991 between S&R Costa as lessor and the Company as lessee.


The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992:


10.10        Agreement with Chemical Bank Regarding Line of Credit.


The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993:


10.11        Stock and Note Purchase Agreement with exhibits.


The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1994:


10.12        Amended and Restated Chemical Bank Agreement.


The following exhibits form an attachment to this Report:


10.13 Amendment and Waiver Agreement between INRAD and Chemical Bank dated August 31, 1995.


10.14 Subordinated Convertible Note dated April 9, 1995 between Clarex Limited and INRAD, Inc.


10.15        Unsecured Demand Convertible Promissory Note dated
             September 27, 1995 between Clarex Limited and INRAD, Inc.


11.1 A statement regarding computation of per-share earnings is omitted because the computation can be clearly determined from the material contained herein.


22.1         Subsidiaries of the Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INRAD INC.

                                           By: /s/  Warren Ruderman
                                              ------------------------------
                                           Warren Ruderman, President
                                           and Chief Executive Officer

                                           Dated: March 26, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------                     -----                         ----

/s/ Warren Ruderman           President, Chief              March 26, 1996
------------------------      Executive Officer
Warren Ruderman               and Director (Principal
                              Executive Officer)


/s/ Stanley A. Kitzinger      Director                      March 26, 1996
------------------------
Stanley A. Kitzinger



/s/ Donald H. Gately          Director                      March 26, 1996
------------------------
Donald H. Gately



/s/ William B. Maxson         Director                      March 26, 1996
------------------------
William B. Maxson



/s/ Ronald Tassello           Vice President,               March 26, 1996
------------------------      Finance and Secretary
Ronald Tassello               (Principal Financial and
                              Accounting Officer)

                                  INRAD, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX


Consolidated Financial Statements                                          Page

Report of Independent Accountants                                           F-2

Consolidated Balance Sheet at December 31, 1995 and 1994                    F-3

Consolidated Statement of Operations for each of the three years
  in the period ended December 31, 1995                                     F-4

Consolidated Statement of Cash Flows for each of the three years
  in the period ended December 31, 1995                                     F-5

Consolidated Statement of Shareowners' Equity for each
  of the three years in the period ended December 31, 1995                  F-6

Notes to Consolidated Financial Statements                          F-7 to F-16

Financial Statement Schedules

Schedule II - Valuation and qualifying accounts and Reserves               F-17



NOTE: All other schedules are either not applicable or the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowners and Board
  of Directors of INRAD, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of INRAD, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and, for each of the three years in the period ended December 31, 1995, cash outflows have been funded in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Price Waterhouse  LLP
Morristown, New Jersey
March 15, 1996

                                  INRAD, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         December 31,
                                                                         ------------
Assets                                                                1995          1994
                                                                     ------        ------
Current assets:
  Cash and cash equivalents                                     $    37,981    $   119,718
  Certificate of Deposit                                             70,000         70,000
  Accounts receivable, net                                          804,834        609,155
  Inventories                                                     1,671,673      1,897,772
  Unbilled contract costs                                           151,649        156,717
  Assets held for sale                                              279,111          --
  Other current assets                                               61,699         50,167
                                                                -----------    -----------
        Total current assets                                      3,076,947      2,903,529
Plant and equipment, net                                          1,788,080      2,742,531
Precious metals                                                     280,001        311,797
Other assets                                                        151,016        125,407
                                                                -----------    -----------
        Total assets                                            $ 5,296,044    $ 6,083,264
                                                                ===========    ===========
Liabilities and Shareowners' Equity
Current liabilities:
  Note payable - Bank                                                60,000    $   520,000
  Current obligations under capital leases                          190,754        311,199
  Subordinated Convertible Notes                                       --          846,116
  Accounts payable and accrued liabilities                          708,403        625,452
  Advances from customers 116,205 116,560
  Other current liabilities                                          53,084         52,172
                                                                -----------    -----------
        Total current liabilities                                 1,128,446      2,471,499
Note payable - Bank                                                 320,000           --
Obligations under capital leases                                     75,088        183,632
Secured Promissory Notes                                            250,000        250,000
Subordinated Convertible Notes                                    1,080,623           --
Unsecured Demand Convertible Note                                   100,000           --
Note payable - Shareowner                                           533,420        500,788
                                                                -----------    -----------
        Total liabilities                                         3,487,577      3,405,919
                                                                -----------    -----------
Commitments (Note 10)
Shareowners' equity:
  Common stock: $.01 par value;
      2,121,571 shares issued                                        21,216         21,216
  Capital in excess of par value                                  6,067,991      5,967,991
  Accumulated deficit                                            (4,212,740)    (3,243,862)
                                                                -----------    -----------
                                                                  1,876,467      2,745,345
  Less - Common stock in treasury,
   at cost (15,000 shares)                                          (68,000)       (68,000)
                                                                -----------    -----------
        Total shareowners' equity                                 1,808,467      2,677,345
                                                                -----------    -----------
        Total liabilities and shareowners' equity               $ 5,296,044    $ 6,083,264
                                                                ===========    ===========


                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Year ended December 31,
                                                    -----------------------
                                               1995          1994*          1993*
                                             ----          ----           ----
Revenues:
    Net product sales                     $ 4,347,429    $ 4,993,716    $ 5,080,698
    Contract research and development       1,084,609      1,002,203      1,164,076
                                          -----------    -----------    -----------
                                            5,432,038      5,995,919      6,244,774
                                          -----------    -----------    -----------
Costs and expenses:
    Cost of goods sold                      3,638,582      4,123,490      4,502,928
    Write off of discontinued inventory          --             --          600,000
    Plant consolidation costs                  94,228           --             --
    Contract research and development
      expenses                              1,059,668        971,932      1,155,204
    Selling, general and administrative
      expenses                              1,033,547      1,088,589      1,164,262
    Internal research and development
      expenses                                305,626        365,856        315,006
                                          -----------    -----------    -----------
                                            6,131,651      6,549,867      7,737,400
                                          -----------    -----------    -----------
       Operating profit (loss)               (699,613)      (553,948)    (1,492,626)
Other income (expense):
    Interest expense                         (285,646)      (332,954)      (319,974)
    Interest and other income, net             16,381         13,508          5,494
                                          -----------    -----------    -----------
Net income (loss)                         $  (968,878)   $  (873,394)   $(1,807,106)
                                          ===========    ===========    ===========

Net income (loss) per share                    $(0.46)        $(0.41)        $(1.27)
                                               ------         ------         ------


* Prior year amounts have been reclassified to conform to current year presentation (Note 1).


                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Year ended December 31,
                                                                  -----------------------
                                                          1995            1994          1993
                                                          ----            ----          ----
Cash flows from operating activities:
        Net income (loss)                             $  (968,878)   $  (873,394)    $(1,807,106)
                                                      -----------    -----------     -----------
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
    Depreciation and amortization                         718,145        728,058         733,198
    Noncash interest                                      142,139        126,581            --
    Plant consolidation costs                              64,751           --              --
    Changes in assets and liabilities:
      Accounts receivable                                (195,679)       294,194
      Inventories                                         226,099        195,517         818,300
      Unbilled contract costs                               5,068         61,265         (43,060)
      Other current assets                                (11,532)        (8,205)        (25,340)
      Precious metals                                      31,796          4,442           4,354
      Other assets                                        (16,415)        (6,176)         (5,673)
      Accounts payable and accrued liabilities             82,951       (249,319)        (63,477)
      Advances from customers                                (355)        (5,759)       (183,449)
      Other current liabilities                               912         25,986            (550)
                                                      -----------    -----------     -----------
        Total adjustments                               1,047,880      1,166,584       1,047,730
                                                      -----------    -----------     -----------
        Net cash provided by (used in)
          operating activities                             79,002        293,190        (759,376)
                                                      -----------    -----------     -----------
Cash flows from investing activities:
    Capital expenditures                                 (166,450)      (174,110)       (262,970)
    Purchase of Certificate of Deposit                       --          (70,000)           --
    Proceeds from sale of equipment                        49,700           --              --
                                                      -----------    -----------     -----------
        Net cash used in investing activities            (116,750)      (244,110)       (262,970)
                                                      -----------    -----------     -----------
Cash flows from financing activities:
    Repayments of note payable - Bank                    (140,000)      (230,000)           --
    Borrowings of note payable - Other                       --             --           350,000
    Net borrowings of note payable - Shareowner              --             --           484,049
    Proceeds from issuance of subordinated
      convertible notes                                   125,000           --           746,215
    Net proceeds from issuance of common stock               --             --           248,016
    Proceeds from issuance of unsecured
      demand convertible note                             100,000           --              --
    Proceeds from sale of common stock warrants           100,000           --              --
    Principal payments of capital lease obligations      (228,989)      (260,065)       (257,947)
                                                      -----------    -----------     -----------
        Net cash (used in) provided by
          financing activities                            (43,989)      (490,065)      1,570,333
                                                      -----------    -----------     -----------
Net (decrease) increase in cash
  and cash equivalents                                    (81,737)      (440,985)        547,987
Cash and cash equivalents at beginning of year            119,718        560,703          12,716
                                                      -----------    -----------     -----------
Cash and cash equivalents at end of year              $    37,981    $   119,718     $   560,703
                                                      ===========    ===========     ===========

                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY


                                       Common Stock         Capital in    Accumulated     Treasury
                                  Shares       Amount        excess of     deficit          stock
                                  ------       ------        par value     -------          -----
                                                             ---------
Balance, December 31, 1992       1,403,840   $    14,039   $ 4,917,211   $  (563,362)   $    68,000
Common stock issued                717,731         7,177     1,050,780          --             --
Net loss for the year                 --            --            --      (1,807,106)          --
                               -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1993       2,121,571        21,216     5,967,991    (2,370,468)        68,000
Net loss for the year                 --            --            --        (873,394)          --
                               -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1994       2,121,571        21,216     5,967,991    (3,243,862)        68,000
Net loss for the year                 --            --            --        (968,878)          --
Common stock warrants issued          --            --         100,000          --             --
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1995       2,121,571   $    21,216   $ 6,067,991   $(4,212,740)   $    68,000
                                 =========   ===========   ===========   ===========    ===========


                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES:

Nature of Operations:

INRAD is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments. INRAD's principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors. The Company's products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and the Far East, using independent sales agents.

Basis of Presentation:

The consolidated financial statements include the accounts of INRAD, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventory Valuation:

Inventories, including certain precious metals consumed in the manufacturing process, are valued at the lower of cost (determined predominantly on the first-in, first-out basis) or market.

Precious Metals:

Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation is computed under the straight-line method utilizing an estimated useful life of seven years. Leasehold improvements are amortized over the remaining term of the lease.

The Company constructs a portion of its equipment. Internal labor and overhead charges capitalized in the construction of equipment amounted to approximately $100,000, $97,000 and $147,000 in 1995, 1994 and 1993, respectively.

Contract Research and Development:

Revenues from sponsored research and development are recorded using the percentage-of-completion method. Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs. Contract R&D costs include allocations of plant overhead and general and administrative costs.

Internal Research and Development Costs:

Internal research and development costs are charged to expense as incurred.

Prior to January 1, 1995, internal research and development costs included direct charges and allocations of plant overhead costs. Effective January 1, 1995, the Company modified its reporting to charge allocations of plant overhead costs directly to cost of goods sold. This reclassification has no effect on operating profit (loss) or net income (loss). Prior year amounts have been reclassified to conform to the current year presentation.

Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Cash Flow Information:

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company's Certificate of Deposit is not included in cash equivalents because the CD serves as collateral for a letter of credit. It is anticipated that the underlying contract will be completed in 1996 and the letter of credit canceled.

Capital lease obligations of approximately $110,000 at December 31, 1993 were incurred when the Company entered into leases for new equipment.

Cash interest paid during the years ended December 31, 1995, 1994 and 1993 was $113,447, $200,195 and $206,859, respectively.

Net Loss Per Share:

Net loss per share is computed using the weighted average number of common shares outstanding during the year. The weighted average number of shares used in computing net loss per share was 2,106,571, 2,106,571 and 1,420,302 for the years ended December 31, 1995, 1994 and 1993, respectively.

The effect of common stock equivalents has been excluded from the computation because their effect is antidilutive.

NOTE 2 - LIQUIDITY AND FUNDING OF OPERATIONS:

As shown on the accompanying financial statements, the Company reported a net loss of approximately $969,000 for the year ended December 31, 1995, and also incurred losses in 1994 and 1993. During the past three years, the Company's working capital requirements were met by cash provided by operating activities, and by borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner.

The Company continued to take steps in 1995 to reduce expenses, to reduce cash requirements through reduction in lease and bank payment schedules, and to raise cash through the sale of certain nonoperating assets. Where possible, the Company will continue to reduce expenses and cash requirements to improve future operating results.

Management expects that cash flow from operations, in addition to cash generated from asset sales in 1996, will provide adequate liquidity for the Company's operations in 1996. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek financing to supplement its cash flow.

Due to the circumstances described above relating to Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - DISCONTINUANCE OF CERTAIN PRODUCTS:

During the fourth quarter of 1993, the Company recorded an inventory write off of $600,000 in connection with the discontinuance of certain products and product lines within certain market segments. The Company is focusing its future efforts in industrial, medical and scientific markets which it believes offer greater growth potential and improved profit margin. The Company recorded a writedown in 1993 for products not consistent with this direction.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable are comprised of the following:

                                                       December 31,
                                                       ------------
                                                  1995            1994
                                                  ----            ----
        Accounts receivable                     $809,834        $614,155
        Reserve for bad debts                     (5,000)         (5,000)
                                                --------        --------
                                                $804,834        $609,155
                                                ========        ========

NOTE 5 - INVENTORIES:

Inventories are comprised of the following:

                                                       December 31,
                                                       ------------
                                                  1995            1994
                                                  ----            ----
        Raw materials                          $  176,619      $  181,422
        Work in process, including
           manufactured parts and components    1,343,021       1,461,543
        Finished goods                            152,033         254,807
                                                ---------       ---------
                                               $1,671,673      $1,897,772
                                               ==========      ==========

Cost of sales for interim periods was computed using an estimated overall gross profit percentage which is adjusted at each December 31 based upon an annual inventory count. In 1995, 1994 and 1993, the fourth quarter operating results included an adjustment to decrease operating profits by approximately $77,000, $190,000 and $1,160,000 (including a writedown of $600,000 for certain products), respectively.

NOTE 6 - PLANT AND EQUIPMENT:

Plant and equipment is comprised of the following:



                                                    December 31,
                                                    ------------
                                                 1995           1994
                                                 ----           ----
        Furniture and fixtures              $   319,539    $   313,234
        Machinery and equipment               6,633,292      7,389,265
        Leasehold improvements                  809,749        902,789
        Construction in progress                 84,617         77,836
                                            -----------    -----------
                                              7,847,197      8,683,124
        Less:  Accumulated depreciation
                  and amortization           (6,059,117)    (5,940,593)
                                            -----------    -----------
                                            $ 1,788,080    $ 2,742,531
                                            ===========    ===========

Depreciation expense (including amortization of capital leases) for the years ended December 31, 1995, 1994 and 1993 was $715,892, $724,289 and $727,119,
respectively.

In the fourth quarter of 1995, management implemented a program to sell certain nonoperating equipment to raise additional cash. At December 31, 1995, this equipment is carried at its net book value of $279,111, which management estimates is realizable value. The equipment has been classified as a current asset because management expects the equipment to be sold within the next year.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities comprise the following:



                                                    December 31,
                                                    ------------
                                                   1995       1994
                                                   ----       ----
Trade accounts payable and
  accrued purchases                              $381,923   $338,837
Payroll taxes payable                              32,356     42,321
Accrued vacation                                   89,946     90,524
Accrued professional fees                         142,020    109,146
Accrued liabilities - other                        62,158     44,624
                                                 --------   --------
                                                 $708,403   $625,452
                                                 ========   ========

NOTE 8 - DEBT:

The Company's debt obligations as of December 31, 1995 and 1994 are as follows:

                                           December 31,
                                           ------------
                                        1995         1994
                                        ----         ----
Note Payable - Bank                 $  380,000   $  520,000
Subordinated Convertible Notes       1,080,623      846,116
Unsecured Demand Convertible Note      100,000         --
Note Payable - Shareowner              533,420      500,788
Secured Promissory Notes               250,000      250,000
                                    ----------   ----------
                                    $2,344,043   $2,116,904
                                    ==========   ==========

On August 31, 1995, the Company signed an agreement with Chemical Bank amending the terms of its credit facility. The new agreement requires monthly principal payments of $5,000 from September 1995 until December 1996, and monthly principal payments of $10,000 thereafter until March 1998. A final payment of $170,000 is due on April 1, 1998. Borrowings bear interest at prime (8.5% at December 31, 1995) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement . The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with financial ratios tied to accounts receivable and debt service (as defined). Chemical Bank also agreed to waive any defaults which existed under the previous facility.
Borrowings  are  secured  by  accounts  receivable,   plant  and  equipment  not
previously liened, and the personal guarantee of the Company's principal shareowner.

In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chemical Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $245,000, with each principal payment made by the Company, a like amount may be withdrawn from the collateral deposit.

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. Twenty-five percent of the Notes may be redeemed at any time if the Company consummates a public offering of its Common Stock. In connection with this transaction, the Company issued 50,000 warrants to purchase Common Stock at $1.00 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to December 31, 1996.

In 1993, the Company raised $1,000,000 in cash from a private investment group through the issuance of $746,215 of 10% Subordinated Convertible Notes due December 15, 2000 (the "notes") and 203,028 shares of the Company's common stock at $1.25 per share. As part of this transaction, the Company issued warrants (expiring on December 15, 2000) which entitle the holders to purchase 171,675 shares of the Company's common stock at $1.50 per share. The warrants have been recorded at $68,670 resulting in a discount on the notes of $68,670. During

September 1993, the Company borrowed $100,000 in the form of promissory notes from a shareowner of the Company. On December 16, 1993, these promissory notes were extinguished and $74,621 of the notes and 20,303 shares of the Company's common stock at $1.25 per share were issued. The notes are convertible at any time up to their maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). Twenty-five percent of the notes may be redeemed by the Company after December 15, 1996, but before December 15, 1998, if the Company has a public offering of its shares of common stock.

The entire amount of all Subordinated Convertible Notes (issued both in 1993 and 1995) may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chemical Bank and other secured indebtedness of the Company. These notes also contain certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on these notes, and the first six interest payments are payable in the form of additional notes. At December 31, 1995 the Company was in violation of certain covenants of these notes; subsequent to year end, the Company obtained waivers from the holders of the notes and modified the financial covenants in the debt agreements.

In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. Repayment of the promissory note has been subordinated to any outstanding indebtedness to Chemical Bank and other secured indebtedness of the Company. By mutual informal agreement, beginning with the quarter ended June 30, 1995, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1996 and are expected to include both the scheduled quarterly payment and any deferred payments. The interest obligations have been accrued by the Company and are included in accounts payable and accrued liabilities. Interest expense related to the shareowner loan was approximately $72,000, $74,000 and $106,000 in 1995, 1994 and 1993, respectively. Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to December 31, 1996.

The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes is July 8, 1997.

Annual maturities of bank and other debt obligations, including noncash interest on subordinated notes, are as follows:



        1996                            $    60,000
        1997                              1,036,049
        1998                                200,000
        1999                                     --
        2000                              1,254,346
                                          ---------
                                         $2,550,395
                                         ==========

NOTE 9 - INCOME TAXES:

A reconciliation of the income tax (benefit) computed at the statutory federal income tax rate to the reported amount follows:

                                                   Year ended December 31,
                                                   -----------------------
                                             1995           1994         1993
                                             ----           ----         ----
Federal statutory rate                           34%           34%           34%
Tax (benefit) at federal statutory rates  $(329,419)    $(296,954)    $(614,416)
Loss in excess of available benefit         311,995       283,155       596,056
Other, net                                   17,424        13,799        18,360
                                          ---------     ---------     ---------
                                          $   --        $  --         $   --
                                          =========     =========     =========

At December 31, 1995 the Company had net operating loss carryforwards for financial statement and tax purposes of approximately $5,319,000 and 5,697,000, respectively. The tax loss carryforward expires at various dates through 2010.

Deferred tax assets (liabilities) comprise the following:

                                        December 31,   December 31,
                                            1995          1994
                                            ----          ----
 Deferred tax assets
    Inventory capitalization adjustment    60,000         73,000
    Inventory reserves                     10,000          4,000
    Vacation liabilities                   62,000         62,000
    Other                                  12,000           --
    Loss carryforwards                  2,279,000      2,046,000
                                      -----------    -----------
 Gross deferred tax assets              2,423,000      2,185,000
                                      -----------    -----------
 Deferred tax liabilities
    Depreciation                      $  (242,000)   $  (375,000)
                                      -----------    -----------
    Gross deferred tax liabilities    $  (242,000)   $  (375,000)
                                      -----------    -----------
                                        2,181,000      1,810,000
    Valuation allowance                (2,181,000)    (1,810,000)
                                      -----------    -----------
    Net deferred tax assets           $         0    $         0
                                      ===========    ===========

NOTE 10 - LEASE COMMITMENTS:

The Company leases its office and manufacturing facility under an operating lease which expires in 1996. The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses and has renewal options for two five-year periods. The lease also provides for inflationary increases based on changes in the consumer price index. Rental expense was $298,000, $309,000 and $342,000 in 1995, 1994 and 1993,
respectively.

The Company subleased a portion of its premises in December 1995. The Company recorded a charge of approximately $95,000 in the fourth quarter of 1995 for the write-off of leasehold improvements and incremental costs incurred to move and consolidate the remaining leased space.

The Company has entered into noncancellable lease agreements for certain equipment which are recorded as capital leases. These leases are secured by the related equipment and are for five year terms. During 1995, the Company has been able to formally modify its leases with certain lessors and has informally agreed with several others to modify the payment terms and, in most cases, extend the repayment period and thereby reduce the monthly payment requirements. The modifications did not result in a significant gain or loss. The following is a summary of assets under capital lease at:

                                                    December 31,
                                                    ------------
                                                 1995          1994
                                                 ----          ----
        Equipment under capital lease       $1,367,554      $1,367,554
        Less: Accumulated amortization        (916,644)       (717,200)
                                             ---------       ---------
                                            $  450,910      $  650,354
                                            ==========      ==========

Future minimum lease payments at December 31, 1995 are payable as follows:

                                                 Capital      Operating
                                                 Leases        Leases
                                                --------      --------
1996                                            $198,111      $204,590
1997                                              87,174          --
1998                                               4,824          --
                                                --------      --------
Total minimum lease payments                     290,109      $204,590
                                                              ========

Less: Amount representing
  interest                                       (24,267)
                                               ---------

Present value of minimum capital lease
 payments (including $190,754 classified
 as current obligations under
 capital leases)                               $ 265,842
                                               =========

The operating lease payments are net of sublease payments to INRAD of approximately $48,000.

NOTE 11 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS:

Export sales, primarily to customers in Europe, Asia and Canada, amounted to 19%, 24% and 26% of net product sales in 1995, 1994, and 1993, respectively.

Sales to one foreign customer were 12% and 16% of net product sales in 1994 and 1993, respectively. No foreign customer accounted for more than 10% of net product sales in 1995. Additionally, three U.S. customers each accounted for more than 10% of net product sales in 1995, and two U.S. customers each accounted for more than 10% of net product sales in 1994. No U.S. customer accounted for more than 10% of net product sales in 1993.

NOTE 12 - CAPITAL STOCK:

The Company's authorized capital stock consists of 1,000,000 shares of preferred stock, without nominal or par value, and 6,000,000 shares of common stock, par value $.01 per share. The Company had 2,106,571 common shares outstanding at December 31, 1995 and 1994. There were no preferred shares issued or outstanding in either year. The Company has reserved 1,756,089 shares of common stock for issurance upon conversion of the Subordinated Convertible Notes, Secured Promissory Notes and Unsecured Demand Convertible Note (Note 8) and upon exercise of outstanding warrants and options (Notes 8 and 13).

NOTE 13 - EMPLOYEE BENEFIT PLANS:

During 1990 the Company adopted the Key Employee Compensation Program (the "Program"). In 1995, the Board of Directors, subject to shareowner approval at the next annual shareowner's meeting, increased the maximum number of shares which may be awarded under the program from 70,000 to 500,000. The number of shares issuable is subject to adjustment for stock dividends, stock splits, etc. The Company has reserved 500,000 shares of common stock for issuance under the plan.

The Program provides for the granting of incentive stock options, compensatory stock options, stock appreciation rights and shares of common stock to certain full time employees of the Company under terms and at prices to be determined at the discretion of a committee appointed by the Board of Directors. Certain outside directors are eligible to receive compensatory stock options and stock appreciation rights. Subject to modification by the committee, options are generally exercisable in 25% installments beginning one year after the date of grant and continuing for each of the four years thereafter. All options were granted at the market value at the date of grant. To date, none of the options have been exercised. The following table summarizes the activity for the three years ended December 31, 1995:

                                                                     Option
                                                     Shares           Price
----------------------------------------------------------------------------
Balance at December 31, 1992                         50,500           $1.25
-----------------------------------------------------------------------------
Granted                                                --              --
Canceled                                             (7,500)          $1.25
-----------------------------------------------------------------------------
Balance at December 31, 1993                         43,000           $1.25
-----------------------------------------------------------------------------
Granted                                              34,000           $1.25
Canceled                                            (16,000)          $1.25
-----------------------------------------------------------------------------
Balance at December 31, 1994                         61,000           $1.25
-----------------------------------------------------------------------------
Granted                                              77,000           $1.00
Canceled                                            (11,000)          $1.25
-----------------------------------------------------------------------------
Balance at December 31, 1995                        127,000    $1.00--$1.25
=============================================================================

The Company maintains a 401(k) savings plan for all eligible (as defined in the plan) employees. The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 1995, 1994 or 1993.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair market value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." If the Company elects to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25, the Company will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of this new standard are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not made a decision as to which method it will utilize.

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount at December 31, 1995 of the Company's short-term financial instruments approximates fair value because of the short maturity of those instruments. The fair value of the Company's debt could not be determined without incurring excessive costs.

                                  INRAD, INC.

Schedule II - Valuation and qualifying accounts and Reserves


                                 Balance at      -----------  Additions  ------------
                                beginning of    Charged to costs    Charged to                      Balance at
                                  period         and expenses     other accounts    Deductions    end of period
                                -------------------------------------------------------------------------------

Valuation Allowance on
Net Deferred Tax Assets:
        Year ended
        December 31, 1995       1,810,000            --            371,000 (1)         --           2,181,000

        Year ended
        December 31, 1994       1,477,000            --            333,000 (1)         --           1,810,000

        Year ended
        December 31, 1993         661,000            --            816,000 (1)         --           1,477,000





(1)  Change in net deferred tax assets.