Form 10-Q
period 1996-03-31
INRAD INC
filed 1996-05-13
CIK 719494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               -------------------------
                               OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------------
Commission file number          0-11668
                      -------------------------------------------

                                   INRAD, Inc.
       ---------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             New Jersey                            22-2003247
     ---------------------------------      ---------------------------
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification Number)

                INRAD, Inc.  181 Legrand Avenue, Northvale, NJ  07647
 ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                               (201) 767-1910
 ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----       ----

             Common shares of stock outstanding as of May 1, 1996:
                                2,109,271 shares

                                  INRAD, Inc.
                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------

Part I. FINANCIAL INFORMATION .............................................1


Item 1. Financial Statements:
          Consolidated Balance Sheet as of March 31, 1996
          and December 31, 1995 (unaudited) ...............................1
          Consolidated Statement of Operations for the
          Three Months Ended March 31, 1996 and 1995
          (unaudited) .....................................................2
          Consolidated Statement of Cash Flows for
          the Three Months Ended March 31, 1996 and
          1995 (unaudited) ................................................3
          Notes to Consolidated Financial Statements ......................4


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................7

Part II. OTHER INFORMATION ................................................10

          Item 6. Exhibits and Reports on Form 8-K ........................10
Signatures ................................................................11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                                  INRAD, Inc.
                                  -----------
                           Consolidated Balance Sheet
                           --------------------------
                                  (Unaudited)

                                                          March 31,       December 31,
                                                            1996             1995
                                                            ----             ----
Assets
- ------

Current assets:
  Cash and cash equivalents                               $   262,801    $    37,981
  Certificate of Deposit                                       70,000         70,000
  Accounts receivable, net                                    709,326        804,834
  Inventories                                               1,675,483      1,671,673
  Unbilled contract costs                                     137,620        151,649
  Assets held for sale                                             --        279,111
  Other current assets                                         83,819         61,699
                                                          -----------    -----------
     Total current assets                                   2,939,049      3,076,947
Plant and equipment, net                                    1,715,452      1,788,080
Precious metals                                               280,001        280,001
Other assets                                                  152,095        151,016
                                                          -----------    -----------
        Total assets                                      $ 5,086,597    $ 5,296,044
                                                          ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Note payable - Bank                                     $    75,000    $    60,000
  Current obligations under capital leases                     99,152        190,754
  Accounts payable and accrued liabilities                    740,232        708,403
  Advances from customers                                     167,158        116,205
  Other current liabilities                                    38,300         53,084
                                                          -----------    -----------
        Total current liabilities                           1,119,842      1,128,446

Note payable - Bank                                           290,000        320,000
Obligations under capital leases                               63,443         75,088
Secured Promissory Notes                                      250,000        250,000
Subordinated Convertible Notes                              1,113,158      1,080,623
Unsecured Demand Convertible Note                             100,000        100,000
Note payable - Shareowner                                     541,577        533,420
                                                          -----------    -----------
        Total liabilities                                   3,478,020      3,487,577
                                                          -----------    -----------
Commitments (Note 10)
Shareholders' equity:
  Common stock: $.01 par value; 2,121,571 shares issued        21,216         21,216
  Capital in excess of par value                            6,051,791      6,067,991
  Accumulated deficit                                      (4,412,630)    (4,212,740)
                                                          -----------    -----------
                                                            1,660,377      1,876,467
  Less - Common stock in treasury,
  at cost (12,300 shares at March 31, 1996;
  15,000 shares at December 31, 1995)                         (51,800)       (68,000)
                                                          -----------    -----------
          Total shareholders' equity                        1,608,577      1,808,467
                                                          -----------    -----------
          Total liabilities and shareholders' equity      $ 5,086,597    $ 5,296,044
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.

                                  INRAD, Inc.
                                  -----------
                      Consolidated Statement of Operations
                      ------------------------------------
                                  (Unaudited)


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           1996           1995
                                                           ----           ----
Revenues:
        Net product sales                              $ 1,149,229    $   983,156
        Contract research and development                  130,808        286,995
                                                       -----------    -----------
                                                         1,280,037      1,270,151
                                                       -----------    -----------
Costs and expenses:
        Cost of goods sold                                 961,905        840,607
        Contract research and development expenses         132,670        281,710
        Selling, general and administrative expenses       295,682        259,199
        Internal research and development expenses          25,693        100,313
                                                       -----------    -----------
                                                         1,415,950      1,481,829
                                                       -----------    -----------
        Operating profit (loss)                           (135,913)      (211,678)
Other income (expense):
        Interest expense                                   (74,801)       (75,707)
        Interest and other income, net                      10,824          6,588
                                                       -----------    -----------
        Net income (loss)                                 (199,890)      (280,797)
Accumulated deficit, beginning of period                (4,212,740)    (3,243,862)
                                                       -----------    -----------
Accumulated deficit, end of period                     $(4,412,630)   $(3,524,659)
                                                       ===========    ===========
Net income (loss) per share                            $     (0.09)   $     (0.13)
                                                       ===========    ===========
Weighted average shares outstanding                      2,108,737      2,106,571
                                                       ===========    ===========

See Notes to Consolidated Financial Statements.





                                  INRAD, Inc.
                                  -----------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                     1996             1995


Cash flows from operating activities:
        Net income (loss)                                     $(199,890)   $(280,797)
                                                              ---------    ---------
Adjustments to reconcile net income
 (loss) to cash provided by (used in)
 operating activities:
        Depreciation and amortization                           139,531      188,144
        Noncash interest                                         40,692       33,233
        Gain on sale of equipment                                (8,621)          --
        Changes in assets and liabilities:
        Accounts receivable                                      95,508      (50,618)
        Inventories                                              (3,810)          --
        Unbilled contract costs                                  14,029      (65,785)
        Other current assets                                    (22,120)     (29,896)
        Precious metals                                              --       (3,113)
        Other assets                                            (14,346)      (4,777)
        Accounts payable and accrued liabilities                 31,829      179,777
        Advances from customers                                  50,953       95,369
        Other current liabilities                               (14,784)      17,210
                                                              ---------    ---------
        Total adjustments                                       308,861      359,544
                                                              ---------    ---------
        Net cash provided by operating activities               108,971       78,747
                                                              ---------    ---------
Cash flows from investing activities:
        Capital expenditures                                    (65,084)     (55,288)
        Proceeds from sale of equipment                         299,180           --
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     234,096      (55,288)
                                                              ---------    ---------
Cash flows from financing activities:
        Principal payments of note payable - Bank               (15,000)     (45,000)
        Principal payments of capital lease obligations        (103,247)     (76,378)
                                                              ---------    ---------
        Net cash (used in) financing activities                (118,247)    (121,378)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents            224,820      (97,919)
Cash and cash equivalents at beginning of period                 37,981      189,718
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $ 262,801    $  91,799
                                                              =========    =========

See Notes to Consolidated Financial Statements.

                                     INRAD, Inc.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE 1 -  SUMMARY OF ACCOUNTING POLICIES
- ----------------------------------------

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and 1994 and for the years then ended and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD
- -------------------------------------------

Cost of goods sold for the three months ended March 31, 1996 was computed based on the previous year's annual cost of goods sold percentage (83.7%). The percentage used may or may not be indicative of the actual annual 1996 cost of goods sold percentage, which will be determined when the Company performs its annual physical inventory.

For the three month period ended March 31, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

NOTE 3 - INCOME TAXES
Deferred tax assets (liabilities) comprise the following:

                                         March 31,   December 31,
                                           1996          1995
                                           ----          ----

Deferred tax assets
Inventory capitalization adjustment   $    60,000    $    60,000
Inventory reserves                         10,000         10,000
Vacation liabilities                       62,000         62,000
Other                                       8,000         12,000
Loss carryforwards                      2,351,000      2,279,000
                                      -----------    -----------
Gross deferred tax assets               2,491,000      2,423,000
                                      -----------    -----------
Deferred tax liabilities
Depreciation                             (238,000)      (242,000)
                                      -----------    -----------
Gross deferred tax liabilities           (238,000)      (242,000)
                                      -----------    -----------
                                        2,253,000      2,181,000
Valuation allowance                    (2,253,000)    (2,181,000)
                                      -----------    -----------
Net deferred tax assets               $         0    $         0
                                      ===========    ===========

NOTE 4 - DEBT

Note Payable - Shareowner

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. At March 31, 1996, the Company made one quarterly interest payment. The Company expects to continue to make the required quarterly interest payments in 1996 and, subject to adequate cash flow, any deferred payments.

Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to March 31, 1997.

Unsecured Demand Convertible Note

Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to March 31, 1997.

NOTE 5 - TREASURY STOCK
- -----------------------

During the quarter ended March 31, 1996, the Company issued 2,700 shares of Common Stock previously held in treasury. The difference between the cost of the treasury shares and the proceeds received was charged to capital in excess of par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Net sales for the first quarter of 1996 increased $166,000, or 17% from the comparable quarter in 1995. International shipments in the first three months of 1996 were $162,000 (14% of total shipments) compared to $184,000 (19%) for the first three months of 1995. Product sales during the first quarter of 1995 were poor because the backlog at December 31, 1994 was low and because bookings which could be shipped on a short-term basis were not adequate. The shipments for the quarter ended March 31, 1996 were higher than the comparable quarter in 1995 because of a higher backlog and an improved rate of orders which could be shipped on a short-term basis.

The backlog of unfilled product orders was $2,367,000 at March 31, 1996, compared with $1,470,000 at December 31, 1995 and $1,428,000 at March 31, 1995.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 1996 was computed based on the previous year's annual cost of goods sold percentage (83.7%). The percentage used may or may not be indicative of the actual annual 1996 cost of goods sold percentage, which will be determined when the Company performs its annual physical inventory.

For the three month period ended March 31, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $131,000 for the three months ended March 31, 1996, compared to $287,000 for the three months ended March 31, 1995. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 1996 were $133,000 compared to $282,000 for the comparable 1995 quarter. Revenues decreased from 1995 to 1996 due to a lower backlog of contracts. The Company intends to focus its future funded efforts on programs closely aligned with its core business. This is likely to result in lower bookings of funded research programs and lower contract revenues and expenses in 1996.

The Company's backlog of contract R&D was $357,000 at March 31, 1996, compared with $413,000 at December 31, 1995 and $1,153,000 at March 31, 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $36,000, or 14%, in the first quarter of 1996. The increase is due primarily to higher selling expenses, including sales salaries, and a lower allocation of general and administrative overhead to contract research and development. Subject to availability of resources, the Company expects to increase certain selling costs in 1996, including additional sales staff and advertising.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1996 were $26,000 compared to $100,000 for the quarter ended March 31, 1995. The Company expects to increase its efforts in 1996 on sales and marketing of existing products rather than development of new products. This emphasis on existing products resulted in lower R&D expenses in the first quarter of 1996, and is expected to continue in succeeding quarters in 1996.

Interest Expense

Interest expense was $75,000 and $76,000 for the quarters ended March 31, 1996 and 1995, respectively. The Company's total borrowings were at similar levels at March 31, 1996 and 1995, which resulted in a comparable amount of interest expense.

Inflation

The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, the Company sold equipment, from which the proceeds to the Company were approximately $299,000. The Company utilized a portion of these proceeds to repay in full certain lease obligations. Repayment of these lease obligations reduced the Company's monthly payment requirements by approximately $7,000. Renegotiation of the payment terms of certain leases in 1995 and repayment of others in 1996 has resulted in a reduction of the total monthly lease payments of approximately $18,000. Certain leases by their original terms mature in 1996, which will further reduce the Company's cash requirements. The Company's cash flow requirements will increase beginning in 1997 because of (1) the principal payment requirement to the bank increases from $5,000 to $10,000, and (2) the Company must begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. Subject to adequate cash flow, the Company also expects to resume interest payments to its principal shareowner, including both the scheduled quarterly payment and any deferred payments. At March 31, 1996, the Company made one quarterly interest payment to the shareowner.

Capital expenditures, including internal labor and overhead charges, for the three months ended March 31, 1996 and 1995 were $65,000 and $55,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the first quarter ended March 31, 1996 and for each of the three years in the period ended December 31, 1995, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. Management expects that cash flow from operations, in addition to cash generated from the assets sold during the first quarter, will provide adequate liquidity for the Company's operations in 1996. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)     Exhibits:

        11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

        27.  Financial Data Schedule.

(B)     Reports on Form 8-K:
                None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INRAD, Inc.


             By:             /s/  Warren Ruderman
                             ---------------------------------------
                               Warren Ruderman
                               President and Chief Executive Officer

             By:             /s/  Ronald Tassello
                             ---------------------------------------
                               Ronald Tassello
                               Vice President, Finance
                               (Chief Accounting Officer)


Date:    May 9, 1996


See Notes to Consolidated Financial Statements.