Form 10-Q
period 1996-06-30
INRAD INC
filed 1996-07-24
CIK 719494

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               ------------------------------------------
                                          OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     -------------

Commission file number                   0-11668
                        ----------------------------------------------------

                                  INRAD, Inc.
      ----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         New Jersey                                   22-2003247
- ---------------------------------------------   -----------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
         or organization)                      Identification Number)

         INRAD, Inc.  181 Legrand Avenue, Northvale, NJ  07647
  --------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                    (201) 767-1910
  --------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

  --------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      -----        ------

               Common shares of stock outstanding as of July 15, 1996:
                                   2,109,271 SHARES

                                     INRAD, Inc.

                                        INDEX

                                                                   Page Number
                                                                   -----------

Part I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . 1

           Item 1. Financial Statements:

                   Consolidated Balance Sheet as of June 30, 1996
                   and December 31, 1995 (unaudited) . . . . . . . . . 1

                   Consolidated Statement of Operations for the
                   Three and Six Months Ended June 30, 1996
                   and 1995 (unaudited). . . . . . . . . . . . . . . . 2

                   Consolidated Statement of Cash Flows for the
                   Six Months Ended June 30, 1996
                   and 1995 (unaudited). . . . . . . . . . . . . . . . 3

                   Notes to Consolidated Financial Statements. . . . . 4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . 7

Part II. OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . .   10

         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . .   10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                            PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                                     INRAD, INC.
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                               June 30,  December 31,
                                                 1996        1995
                                                 ----        ----
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $  236,427  $   37,981
 Certificate of Deposit                         70,000      70,000
 Accounts receivable, net                      826,664     804,834
 Inventories                                 1,568,861   1,671,673
 Unbilled contract costs                        68,231     151,649
 Assets held for sale                                -     279,111
 Other current assets                           51,544      61,699
                                             ---------   ---------
     TOTAL CURRENT ASSETS                    2,821,727   3,076,947

PLANT AND EQUIPMENT, NET                     1,644,300   1,788,080
PRECIOUS METALS                                280,001     280,001
OTHER ASSETS                                   150,820     151,016
                                             ---------   ---------
     TOTAL ASSETS                           $4,896,848  $5,296,044
                                             ---------   ---------
                                             ---------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - Bank                        $   90,000  $   60,000
 Current obligations under capital leases       94,757     190,754
 Accounts payable and accrued liabilities      750,933     708,403
 Advances from customers                        83,625     116,205
 Other current liabilities                      23,498      53,084
                                             ---------   ---------
     TOTAL CURRENT LIABILITIES               1,042,813   1,128,446

NOTE PAYABLE - BANK                            260,000     320,000
OBLIGATIONS UNDER CAPITAL LEASES                39,635      75,088
SECURED PROMISSORY NOTES                       250,000     250,000
SUBORDINATED CONVERTIBLE NOTES               1,145,692   1,080,623
UNSECURED DEMAND CONVERTIBLE NOTE              100,000     100,000
NOTE PAYABLE - SHAREOWNER                      549,735     533,420
                                             ---------   ---------
     TOTAL LIABILITIES                       3,387,875   3,487,577
                                             ---------   ---------
COMMITMENTS

SHAREHOLDERS' EQUITY:
 Common stock: $.01 par value;
   2,121,571 shares issued                      21,216      21,216
 Capital in excess of par value              6,051,791   6,067,991
 Accumulated deficit                        (4,512,234) (4,212,740)
                                             ---------   ---------
                                             1,560,773   1,876,467
 Less - Common stock in treasury,
   at cost (12,300 shares at June 30, 1996;
   15,000 shares at December 31, 1995)         (51,800)    (68,000)
                                             ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY              1,508,973   1,808,467
                                             ---------   ---------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $4,896,848  $5,296,044
                                             ---------   ---------
                                             ---------   ---------

                   See Notes to Consolidated Financial Statements.

                                     INRAD, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)



                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 ---------------------------     -------------------------
                                                     1996           1995           1996           1995
                                                     ----           ----           ----           ----

REVENUES:
  Net product sales                              $1,415,070     $1,055,508     $2,564,299     $2,038,664
  Contract research and development                 196,835        376,404        327,643        663,399
                                                  ---------      ---------      ---------      ---------
                                                  1,611,905      1,431,912      2,891,942      2,702,063
                                                  ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of goods sold                              1,063,891        902,451      2,025,796      1,743,058
  Contract research and development expenses        194,127        366,751        326,797        648,461
  Selling, general and administrative expenses      344,357        230,773        640,039        489,972
  Internal research and development expenses         42,182         91,111         67,875        191,424
                                                  ---------      ---------      ---------      ---------
                                                  1,644,557      1,591,086      3,060,507      3,072,915
                                                  ---------      ---------      ---------      ---------
       OPERATING PROFIT (LOSS)                      (32,652)      (159,174)      (168,565)      (370,852)

Other income (expense):
  Interest expense                                  (69,767)       (72,277)      (144,568)      (147,984)
  Interest and other income, net                      2,815            162         13,639          6,750
                                                  ---------      ---------      ---------      ---------
       NET INCOME (LOSS)                            (99,604)      (231,289)      (299,494)      (512,086)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD         (4,412,630)    (3,524,659)    (4,212,740)    (3,243,862)
                                                  ---------      ---------      ---------      ---------
ACCUMULATED DEFICIT, END OF PERIOD              $(4,512,234)   $(3,755,948)   $(4,512,234)   $(3,755,948)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

NET INCOME (LOSS) PER SHARE                          $(0.05)        $(0.11)        $(0.14)        $(0.24)
                                                     ------         ------         ------         ------
                                                     ------         ------         ------         ------

WEIGHTED AVERAGE SHARES OUTSTANDING               2,109,271      2,106,571      2,109,004      2,106,571
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------


               See Notes to Consolidated Financial Statements.

                                     INRAD, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
                                                  1996         1995
                                                  ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $(299,494)  $(512,086)
                                               ---------   ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization               279,064     376,288
     Noncash interest                             81,384      66,470
     Gain on sale of equipment                    (8,621)      -

 CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                         (21,830)   (164,566)
     Inventories                                 102,812      77,766
     Unbilled contract costs                      83,418     (72,000)
     Other current assets                         10,154      (9,886)
     Precious metals                               -              30
     Other assets                                (14,893)    (29,743)
     Accounts payable and accrued liabilities     42,532     206,168
     Advances from customers                     (32,580)     88,170
     Other current liabilities                   (29,585)    (21,595)
                                               ---------   ---------
         Total adjustments                       491,855     517,102
                                               ---------   ---------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES                            192,361       5,016
                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (131,645)   (123,672)
     Proceeds from sale of equipment             299,180       -
                                               ---------   ---------
         NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                  167,535    (123,672)
                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of note
       payable - Bank                            (30,000)    (90,000)
     Principal payments of capital
       lease obligations                        (131,450)   (107,767)
     Advance from shareowner                       -         225,000
                                               ---------   ---------
         NET CASH (USED IN) PROVIDED
           BY FINANCING ACTIVITIES              (161,450)     27,233
                                               ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               198,446     (91,423)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                    37,981     119,718
                                               ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $236,427     $28,295
                                               ---------   ---------
                                               ---------   ---------

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

NOTE 2 -  INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30, 1996, the Company used 79% as its estimated cost of goods sold percentage. For the previous year, 1995, the actual cost of goods sold percentage was 83.7%. The Company believes 79% better approximates the expected 1996 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1996 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

NOTE 3 - INCOME TAXES

Deferred tax assets (liabilities) comprise the following:

                                             June 30,   December 31,
                                               1996        1995
                                               ----        ----
         DEFERRED TAX ASSETS
              Inventory capitalization
                adjustment              $    60,000    $    60,000
              Inventory reserves             10,000         10,000
              Vacation liabilities           62,000         62,000
              Other                          20,000         12,000
              Loss carryforwards          2,383,000      2,279,000
                                         ----------     ----------
              Gross deferred tax assets   2,535,000      2,423,000
                                         ----------     ----------
         DEFERRED TAX LIABILITIES
              Depreciation                 (234,000)      (242,000)
                                         ----------     ----------
              Gross deferred tax
                liabilities                (234,000)      (242,000)
                                         ----------     ----------
                                          2,301,000      2,181,000
              Valuation allowance        (2,301,000)    (2,181,000)
                                         ----------     ----------
              Net deferred tax assets   $         0    $         0
                                         ----------     ----------
                                         ----------     ----------

NOTE 4 - DEBT

NOTE PAYABLE - SHAREOWNER

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the six month period ended June 30, 1996, the Company made two quarterly interest payments. Subject to adequate cash flow, the Company may continue to make interest payments to its principal shareowner.

Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to June 30, 1997.

UNSECURED DEMAND CONVERTIBLE NOTE

Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to June 30, 1997.

NOTE 5 - TREASURY STOCK

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

NET PRODUCT SALES

Net sales for the second quarter of 1996 increased $360,000, or 34%, from the comparable quarter in 1995, and net sales for the six months ended June 30, 1996 increased $526,000, or 26%, from the comparable 1995 period. International shipments in the first six months of 1996 were $477,000 (19% of total shipments) compared to $389,000 (19%) for the first six months of 1995. The shipments for the quarter and six months ended June 30, 1996 were higher than the comparable periods in 1995 because of a higher backlog and an improved rate of orders which could be shipped on a short-term basis. The Company's sales and marketing program, implemented in 1996, has resulted in an increased order rate in the six months ended June 30, 1996.

The backlog of unfilled product orders was $2,000,000 at June 30, 1996, compared with $1,470,000 at December 31, 1995 and $1,506,000 at June 30, 1995.

COST OF GOODS SOLD

For the six month period ended June 30, 1996, the Company used 79% as its estimated cost of goods sold percentage. For the previous year, 1995, the actual cost of goods sold percentage was 83.7%. The Company believes 79% better approximates the expected 1996 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1996 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues for the second quarter of 1996 decreased $180,000, or 48%, from the comparable quarter in 1995, and revenues for the six months ended June 30, 1996 and 1995 were $328,000 and $663,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended June 30, 1996 were $194,000 compared to $367,000 for the comparable 1995 quarter; expenses for the six month period ended June 30, 1996 and 1995 were $327,000 and $648,000, respectively. Revenues decreased from 1995 to 1996 due to a lower backlog of contracts. The Company expects to continue to focus its future efforts on funded programs closely aligned with its core business. This is likely to result in lower bookings of funded research programs and lower contract revenues and expenses in 1996.

The Company's backlog of contract R&D was $162,000 at June 30, 1996, compared with $413,000 at December 31, 1995 and $876,000 at June 30, 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $114,000, or 49%, in the second quarter of 1996 and $150,000, or 31%, for the six months ended June 30, 1996 compared to the same period in 1995. The increase is due primarily to higher selling expenses, including sales salaries, advertising, commissions on higher international sales, and a lower allocation of general and administrative overhead to contract research and development. Subject to availability of resources, the Company expects to continue to increase certain selling costs in 1996, including additional sales staff and advertising.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 1996 were $42,000 compared to $91,000 for the quarter ended June 30, 1995. Expenses for the six months ended June 30, 1996 were $68,000 compared to $191,000 for the comparable 1995 period. The Company is focusing its efforts in 1996 on sales and marketing of existing products rather than development of new products. This emphasis on existing products resulted in lower R&D expenses in the first six months of 1996, and is expected to continue in succeeding quarters in 1996.

INTEREST EXPENSE

Interest expense was $70,000 for the quarter ended June 30, 1996 compared to $72,000 for the quarter ended June 30, 1995, and $145,000 and $148,000 for the six months ended June 30, 1996 and 1995, respectively. The Company's total borrowings were at similar levels at June 30, 1996 and 1995, which resulted in a comparable amount of interest expense.

INFLATION

The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, the Company sold equipment, from which the proceeds to the Company were approximately $299,000. The Company utilized a portion of these proceeds to repay in full certain lease obligations. Repayment of these lease obligations reduced the Company's monthly payment requirements by approximately $7,000. Renegotiation of the payment terms of certain leases in 1995 and repayment of others in 1996 has resulted in a reduction of the total monthly lease payments of approximately $19,000. Certain leases by their original terms mature in 1996, which will further reduce the Company's cash requirements. The Company's cash flow requirements will increase beginning in 1997 because (1) the monthly principal payment requirement to the bank increases from $5,000 to $10,000, and (2) the Company must begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. During the six month period ended June 30, 1996, the Company made two quarterly interest payments to its principal shareowner. Subject to adequate cash flow, the Company may continue to make interest payments to its principal shareowner.

Capital expenditures, including internal labor and overhead charges, for the six months ended June 30, 1996 and 1995 were $132,000 and $124,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the six month period ended June 30, 1996 and for each of the three years in the period ended December 31, 1995, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to shareowners, including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. Management expects that cash flow from operations, in addition to cash generated from the assets sold during the first quarter, will provide adequate liquidity for the Company's operations in 1996. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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


                              INRAD, INC.


                                   By:       /s/  Warren Ruderman
                                        -----------------------------------
                                        WARREN RUDERMAN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                   By:       /s/  Ronald Tassello
                                        -----------------------------------
                                        RONALD TASSELLO
                                        VICE PRESIDENT, FINANCE
                                        (Chief Accounting Officer)

Date:  July 24, 1996