Form 10-Q
period 1996-09-30
INRAD INC
filed 1996-11-01
CIK 719494

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                               -----------------------------------

                                       OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ---------------

Commission file number                  0-11668
                       -------------------------------------------

                                   INRAD, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                22-2003247
  ----------------------------               -----------------------
  (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)           Identification Number)

              INRAD, Inc.  181 Legrand Avenue, Northvale, NJ  07647
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


     ------------------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
   -------       -------

           Common shares of stock outstanding as of October 15, 1996:

                                2,109,271 SHARES

                                   INRAD, INC.

                                      INDEX
                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   1

          Item 1    Financial Statements:

                    Consolidated Balance Sheet as of September 30,
                    1996 and December 31, 1995 (unaudited) . . . . . . .   1

                    Consolidated Statement of Operations for the Three
                    and Nine Months Ended September 30, 1996 and
                    1995 (unaudited) . . . . . . . . . . . . . . . . . .   2

                    Consolidated Statement of Cash Flows for the Nine
                    Months Ended September 30, 1996 and 1995
                    (unaudited). . . . . . . . . . . . . . . . . . . . .   3

                    Notes to Consolidated Financial Statements . . . . .   4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . .   7

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .  10

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .  10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                        PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   INRAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                           1996          1995
                                                           ----          ----

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $    352,979  $    37,981
   Certificate of Deposit                                   70,000       70,000
   Accounts receivable, net                                657,052      804,834
   Inventories                                           1,516,819    1,671,673
   Unbilled contract costs                                  75,519      151,649
   Assets held for sale                                        -        279,111
   Other current assets                                     28,390       61,699
                                                         ---------    ---------
          TOTAL CURRENT ASSETS                           2,700,759    3,076,947

PLANT AND EQUIPMENT, NET                                 1,553,520    1,788,080
PRECIOUS METALS                                            279,247      280,001
OTHER ASSETS                                               150,201      151,016
                                                         ---------    ---------
          TOTAL ASSETS                                 $ 4,683,727  $ 5,296,044
                                                         ---------    ---------
                                                         ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - Bank                                  $  105,000   $   60,000
   Current obligations under capital leases                 91,505      190,754
   Accounts payable and accrued liabilities                651,429      708,403
   Advances from customers                                  17,955      116,205
   Other current liabilities                                68,435       53,084
                                                         ---------    ---------
          TOTAL CURRENT LIABILITIES                        934,324    1,128,446

NOTE PAYABLE - BANK                                        230,000      320,000
OBLIGATIONS UNDER CAPITAL LEASES                            17,891       75,088
SECURED PROMISSORY NOTES                                   250,000      250,000
SUBORDINATED CONVERTIBLE NOTES                           1,179,417    1,080,623
UNSECURED DEMAND CONVERTIBLE NOTE                          100,000      100,000
NOTE PAYABLE - SHAREHOLDER                                 557,892      533,420
                                                         ---------    ---------

          TOTAL LIABILITIES                              3,269,524    3,487,577
                                                         ---------    ---------
COMMITMENTS (NOTE 10)

SHAREHOLDERS' EQUITY:
   Common stock: $.01 par value; 2,121,571
    shares issued                                           21,216       21,216
   Capital in excess of par value                        6,051,791    6,067,991
   Accumulated deficit                                  (4,607,004)  (4,212,740)
                                                         ---------    ---------
                                                         1,466,003    1,876,467

Less - Common stock in treasury,
   at cost (12,300 shares at September 30, 1996;
   15,000 shares at December 31, 1995)                     (51,800)     (68,000)
                                                         ---------    ---------
          TOTAL SHAREHOLDERS' EQUITY                     1,414,203    1,808,467
                                                         ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 4,683,727  $ 5,296,044
                                                         ---------    ---------
                                                         ---------    ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  THREE MONTHS                NINE MONTHS
                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                            -----------------------     ------------------------

                              1996          1995            1996          1995
                              ----          ----            ----          ----
REVENUES:
  Net product sales      $ 1,307,043    $ 1,079,249    $ 3,871,342  $ 3,117,913
  Contract research
   and development           122,973        225,535        450,616      888,934
                           ---------      ---------      ---------    ----------
                           1,430,016      1,304,784      4,321,958    4,006,847
                           ---------      ---------      ---------    ----------
COSTS AND EXPENSES:
  Cost of goods sold         995,181        923,303      3,020,977    2,666,361
  Contract research and
   development expenses      124,406        221,871        451,203      870,332
  Selling, general and
   administrative
   expenses                  275,616        243,584        915,655      733,556
  Internal research and
   development expenses       61,877         56,392        129,752      247,816
                           ---------      ---------      ---------    ----------
                           1,457,080      1,445,150      4,517,587    4,518,065
                           ---------      ---------      ---------    ----------

     OPERATING PROFIT
      (LOSS)                 (27,064)      (140,366)      (195,629)    (511,218)

OTHER INCOME (EXPENSE):
  Interest expense           (70,439)       (63,172)      (215,007)    (211,156)
  Interest and other
   income, net                 2,733          6,602         16,372       13,352
                           ---------      ---------      ---------    ----------
     NET INCOME (LOSS)       (94,770)      (196,936)      (394,264)    (709,022)

ACCUMULATED DEFICIT,
 BEGINNING OF PERIOD      (4,512,234)    (3,755,948)    (4,212,740)  (3,243,862)
                           ---------      ---------      ---------    ----------

ACCUMULATED DEFICIT,
 END OF PERIOD           $(4,607,004)   $(3,952,884)   $(4,607,004) $(3,952,884)
                           ---------      ---------      ---------    ----------
                           ---------      ---------      ---------    ----------

NET INCOME (LOSS) PER SHARE   $(0.05)        $(0.09)        $(0.19)      $(0.34)
                              -------        -------        -------      -------
                              -------        -------        -------      -------

WEIGHTED AVERAGE SHARES
 OUTSTANDING               2,109,271      2,106,571      2,109,093    2,106,571
                           ---------      ---------      ---------    ----------
                           ---------      ---------      ---------    ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996         1995
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ (394,264)  $ (709,022)
                                                         ----------   ----------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   to cash provided by operating activities:
   Depreciation and amortization                           418,596      564,432
   Noncash interest                                        123,269      104,305
   Gain on sale of equipment                                (8,621)         -

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                     147,782      (69,253)
   Inventories                                             154,854      148,720
   Unbilled contract costs                                  76,130      (66,644)
   Other current assets                                     33,307       14,061
   Precious metals                                             754       28,490
   Other assets                                            (16,093)     (29,124)
   Accounts payable and accrued liabilities                (56,973)      73,670
   Advances from customers                                 (47,770)      64,971
   Other current liabilities                               (35,128)     (30,700)
                                                         ----------   ----------

          TOTAL ADJUSTMENTS                                790,107      802,928
                                                         ----------   ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES        395,843       93,906
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (178,577)    (140,308)
   Proceeds from sale of equipment                         299,180       47,925
                                                         ----------   ----------

          NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                      120,603      (92,383)
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of note payable - Bank               (45,000)    (125,000)
   Principal payments of capital lease obligations        (156,448)    (168,582)
   Proceeds from demand note                                  -         100,000
   Proceeds from sale of common stock warrants                -         100,000
   Proceeds from issuance of subordinated
    convertible note                                          -         125,000
                                                         ----------   ----------
          NET CASH (USED IN) PROVIDED BY FINANCING
           ACTIVITIES                                     (201,448)      31,418
                                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       314,998       32,941

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            37,981      119,718
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  352,979   $  152,659
                                                         ----------   ----------
                                                         ----------   ----------

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

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the nine month period ended September 30, 1996, the Company used 78% as its estimated cost of goods sold percentage. For the previous year, 1995, the actual cost of goods sold percentage was 83.7%. The Company believes 78% better approximates the expected 1996 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1996 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

NOTE 3 - INCOME TAXES

Deferred tax assets (liabilities) comprise the following:

                                                  September 30,   December 31,
                                                      1996            1995
                                                      ----            ----
     DEFERRED TAX ASSETS

          Inventory capitalization adjustment   $     60,000   $     60,000

          Inventory reserves                          10,000         10,000

          Vacation liabilities                        62,000         62,000

          Other                                       23,000         12,000

          Loss carryforwards                       2,414,000      2,279,000
                                                   ---------      ---------

          Gross deferred tax assets                2,569,000      2,423,000
                                                   ---------      ---------
     DEFERRED TAX LIABILITIES

          Depreciation                              (230,000)      (242,000)
                                                   ---------      ---------

          Gross deferred tax liabilities            (230,000)      (242,000)
                                                   ---------      ---------

                                                   2,339,000      2,181,000

          Valuation allowance                     (2,339,000)    (2,181,000)
                                                   ---------      ---------

          Net deferred tax assets               $          0   $          0
                                                   ---------      ---------
                                                   ---------      ---------

NOTE 4 - DEBT

NOTE PAYABLE - SHAREHOLDER

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareholder. During the nine month period ended September 30, 1996, the Company made three quarterly interest payments representing nine months of interest past due from 1995. Subject to adequate cash flow, the Company may continue to make interest payments to its principal shareholder.

Although by its terms the indebtedness to the shareholder is due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full. The shareholder loan has been classified as noncurrent in the accompanying balance sheet because the shareholder has agreed not to demand payment prior to September 30, 1997.

UNSECURED DEMAND CONVERTIBLE NOTE

Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to September 30, 1997.

SECURED PROMISSORY NOTE

Although by its terms the Note is due on July 8, 1997, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Promissory Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to September 30, 1997.

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

NET PRODUCT SALES

Net sales for the third quarter of 1996 increased $228,000, or 21%, from the comparable quarter in 1995, and net sales for the nine months ended September 30, 1996 increased $753,000, or 24%, from the comparable 1995 period. International shipments in the first nine months of 1996 were $664,000 (17% of total shipments) compared to $540,000 (17%) for the first nine months of 1995. (The shipments for the quarter and nine months ended September 30, 1996 were higher than the comparable periods in 1995 because of a higher backlog and an improved rate of orders which could be shipped on a short-term basis.) The Company's sales and marketing program, implemented in 1996, has resulted in an increased order rate in the nine months ended September 30, 1996.

The backlog of unfilled product orders was $2,004,000 at September 30, 1996, compared with $1,470,000 at December 31, 1995 and $1,441,000 at September 30, 1995.

COST OF GOODS SOLD

For the nine month period ended September 30, 1996, the Company used 78% as its estimated cost of goods sold percentage. For the previous year, 1995, the actual cost of goods sold percentage was 83.7%. The Company believes 78% better approximates the expected 1996 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1996 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1995, the Company used 85.5% as its estimated cost of goods sold percentage.

CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues for the third quarter of 1996 decreased $103,000, or 46%, from the comparable quarter in 1995, and revenues for the nine months ended September 30, 1996 and 1995 were $451,000 and $889,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended September 30, 1996 were $124,000 compared to $222,000 for the comparable 1995 quarter; expenses for the nine month period ended September 30, 1996 and 1995 were $451,000 and $870,000, respectively. Revenues decreased from 1995 to 1996 due to a lower backlog of contracts, reflecting planned efforts to focus funded programs more closely on the Company's core business.

The Company's backlog of contract R&D was $37,000 at September 30, 1996, compared with $413,000 at December 31, 1995 and $627,000 at September 30, 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $32,000, or 13%, in the third quarter of 1996 and $182,000, or 25%, for the nine months ended September 30, 1996 compared to the same period in 1995. The increase is due primarily to higher selling expenses, including sales salaries, advertising, commissions on higher international sales, and a lower allocation of general and administrative overhead to contract research and development. Subject to availability of resources, the Company expects to continue to increase certain selling costs in 1996, including additional sales staff and advertising.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended September 30, 1996 were $62,000 compared to $56,000 for the quarter ended September 30, 1995. Expenses for the nine months ended September 30, 1996 were $130,000 compared to $248,000 for the comparable 1995 period. The Company is focusing its internal research and development efforts in 1996 to a few new products with short development cycles.

INTEREST EXPENSE

Interest expense was $70,000 for the quarter ended September 30, 1996 compared to $63,000 for the quarter ended September 30, 1995, and $215,000 and $211,000 for the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, the Company sold equipment, from which the proceeds to the Company were approximately $299,000. The Company utilized a portion of these proceeds to repay in full certain lease obligations. Repayment of these lease obligations reduced the Company's monthly payment requirements by approximately $7,000. Renegotiation of the payment terms of certain leases in 1995 and repayment of others in 1996 has resulted in a reduction of the total monthly lease payments of approximately $19,000. Certain leases by their original terms mature in 1996, which will further reduce the Company's cash requirements. The Company's cash flow requirements will increase beginning in 1997 because (1) the monthly principal payment requirement to the bank increases from $5,000 to $10,000, and (2) the Company must begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. During the nine month period ended September 30, 1996, the Company made three quarterly interest payments, representing nine months of interest past due from 1995 to its principal shareholder. Subject to adequate cash flow, the Company may continue to make interest payments to its principal shareholder.

Capital expenditures, including internal labor and overhead charges, for the nine months ended September 30, 1996 and 1995 were $179,000 and $140,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the nine month period ended September 30, 1996 and for each of the three years in the period ended December 31, 1995, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to shareholders, including the principal shareholder, as further described in the Company's Annual Report on Form 10-K. Management expects that cash flow from operations, in addition to cash generated from the assets sold during the first quarter, will provide adequate liquidity for the Company's operations in 1996. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

                          PART II.    OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 1996, the Annual Meeting of Shareholders of INRAD, Inc. was held.
At the meeting, ballots for the election of five directors, each to serve for the ensuing year and thereafter until his or her successor shall be duly elected and qualified were cast as follows:


                            FOR        AGAINST   WITHHELD   ABSTENTIONS
                            ---        -------   --------   -----------

Warren Ruderman          1,589,403                     2,900     516,968
Stanley A. Kitzinger     1,589,153                     3,150     516,968
Aaron Dean               1,589,403                     2,900     516,968
William B. Maxson        1,589,053                     3,250     516,968
Donald Gately            1,589,053                     3,250     516,968


Also at the meeting, ballots for the proposal to ratify and approve the proposal to increase the maximum number of shares which may be awarded under the Key Employee Compensation Program were cast as follows:

                         FOR:           1,391,682
                         AGAINST:          11,884
                         ABSTAIN:              --
                         ABSTENTIONS:     705,705

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits:

     11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

     27.  Financial Data Schedule.

(B)  Reports on Form 8-K:

          On August 29, 1996, the registrant filed a Form 8-K, Item 4, Change in Certifying Accountant.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INRAD, Inc.


                                        By:  /s/  Warren Ruderman
                                           ------------------------------------
                                                  Warren Ruderman
                                                  President and Chief Executive
                                                   Officer


                                        By:       /s/ James L. Greco
                                           ------------------------------------
                                                       James L. Greco
                                                       Controller
                                                       (Chief Accounting
                                                        Officer)


                                             Date:    November 1, 1996