Form 10-K
period 1996-12-31
INRAD INC
filed 1997-03-27
CIK 719494

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934                                            [FEE REQUIRED]


For the fiscal year ended      December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934                                  [NO FEE REQUIRED]

For the transition period from..................to .............................

Commission file number              0-11668

                                   INRAD, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                  22-2003247
------------------------------------               -----------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization)                           Identification No.)

                    181 Legrand Avenue, Northvale, NJ, 07647
     ----------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (201) 767-1910
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

 Securities Registered Pursuant             None
to Section 12(b) of the Act:

         Title of each class                    Name of each exchange on
                                                    which registered

------------------------------------        ------------------------------------

      Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

________________________________________________________________________________
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of March 11, 1997 was approximately $96,000.

            Common shares of stock outstanding as of March 11, 1997:

                                2,109,271 shares

                                   INRAD, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I

  Item 1.         Business......................................1

  Item 2.         Properties....................................7

  Item 3.         Legal Proceedings.............................7

  Item 4.         Submission of Matters to a Vote
                  of Security Holders...........................7


Part II

  Item 5.         Market for Registrant's Common Equity
                  and Related Stockholder Matters...............8

  Item 6.         Selected Financial Data.......................9

  Item 7.         Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations....................................9

  Item 8.         Financial Statements
                  and Supplementary Data.......................15

  Item 9.         Changes In and Disagreements
                  With Accountants On Accounting
                  and Financial Disclosure.....................15

Part III

  Item 10.        Directors and Executive Officers
                  of the Registrant............................16

  Item 11.        Executive Compensation.......................18

  Item 12.        Security Ownership of Certain
                  Beneficial Owners and Management.............18

  Item 13.        Certain Relationships
                  and Related Transactions.....................20

Part IV

  Item 14.        Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K...........21

Signatures.....................................................24

Note:  Page F-1 follows Page 25.

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

     The following table illustrates the Company's sales for each major category of its product line during the past three years:

                                           Year Ended December 31,
                                           -----------------------
                               1996               1995               1994
                          ------------------------------------------------------
Category                       Sales    %         Sales    %         Sales    %
--------                       -----    -         -----    -         -----    -
                                 $                  $                  $

Crystals &
 Crystal Components        3,563,983   62      3,263,759  60      3,578,014   60

Systems &
 Instruments               1,677,092   29      1,083,670  20      1,415,702   24

Contract Research &
 Development                 489,930    9      1,084,609  20      1,002,203   16
                             -------    -      ---------  --     ----------   --

  TOTAL                   $5,731,005  100     $5,432,038 100     $5,995,919  100
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

     In 1994, the Company introduced a new harmonic generator for use with ultrafast lasers having pulsewidths in the femtosecond and picosecond ranges. This product is sold on an OEM basis to the world's largest manufacturer of ultrafast lasers.

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

Research and Development

     The Company's research and development activities currently focus on developing new proprietary products as well as new end uses for its existing products. The Company is primarily engaged in research on crystal growth, harmonic generation, and electro-optics. This combination allows the Company to introduce new products based on crystals developed within the Company. A staff of eleven scientists and engineers, including four at the Ph.D. level, enables the Company to develop new crystals, devices and instruments and also to participate in sponsored research.

     Company-funded research expenditures during the years ended December 31, 1996, 1995, and 1994 were $170,750 (3.3% of net product sales), $305,626 (7.0%
of net product sales), and $365,856 (7.3%),respectively.

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

     The Federal R&D Programs Group has been particularly successful in winning awards under the Federal Small Business Innovative Research (SBIR) Program. These programs have led to several inventions and the Company has been awarded six U.S. patents, has filed several patent applications and is preparing additional applications. The Company is seeking strategic partners to commercialize some of the technologies developed from these programs.

     During 1996, 1995 and 1994, the Company was awarded funded R&D programs totaling approximately $152,000, $316,000, and $573,000, respectively. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.

     Revenues from contract research and development were $489,930, $1,084,609, and $1,002,203 during the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects to continue seeking new government-sponsored programs, as well as joint programs with certain of its customers, in technical areas related to its core business.

Markets

     In 1996, 1995 and 1994 the Company's domestic product sales were made to end users in the following market areas:

         Market                         1996            1995        1994
         ------                         ----            ----        ----

         Industrial                       66%            67%         45%
         Universities                     13%             7%         10%
         National Laboratories             8%             9%          7%
         Government                       13%            17%         38%
                                          ---           ----        ----

         Total Domestic                  100%           100%        100%
                                         ====           ====        ====

     In recognition of the sharp reductions in the U.S. defense budgets, the Company has refocused its marketing strategy to place a greater emphasis on industrial, medical and scientific applications. This change in emphasis has resulted in a larger percentage of sales to industrial users in 1996 and 1995.

     The Company does not have similar information about the end use of products sold abroad. Foreign sales accounted for 16% of total product sales in 1996, 19% in 1995, and 24% in 1994. Worldwide, the Company has approximately 210 customers, one of which accounted for 11% of net product sales in 1996, 1995 and 1994. Another accounted for 12% and 11% of net product sales in 1996 and 1995, respectively. Additionally, one other customer accounted for over 10% of net product sales in 1995, and another accounted for over 10% of net product sales in 1994. One foreign customer accounted for over 10% of net product sales in 1994. No foreign customer accounted for over 10% of product sales in either 1996 or 1995.

Long-Term Contracts

     Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period which may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

Marketing

     The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales. Independent sales agents are used in major overseas markets, including Canada, Europe and the Pacific Rim.

     The current sales staff consists of four degreed professionals plus support personnel. The Company plans, subject to availability of resources, to implement a significant sales and marketing program in 1997, including additional sales staff, increased advertising and trade show participation, development of additional marketing materials, and greatly increased contact with existing and potential customers.

Backlog

     The Company's order backlog as of December 31, 1996 included approximately $1,672,000 of product orders and $75,000 of contract R&D, most of which is scheduled to be completed in 1997. On December 31, 1995, the backlog included $1,470,000 of product orders and $413,000 of contract R&D.

Competition

     The Company believes that there are relatively few companies which offer the wide range of products sold by the Company. Within each product category, however, there is competition. Although price is the principal factor in certain product categories, the principal means of competition in most product categories are not only price, but also include product design, product performance, quality and customer service. Based on its performance to date, the Company believes that it can compete successfully in terms of price, product design, product performance, quality and customer service although no assurances can be given in this regard.

Employees

     As of December 31, 1996, the Company had 58 full-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, sick leave and paid holidays and vacations to its employees and has paid year-end bonuses to employees in certain years. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Patents and Licenses

     The Company holds United States patents for: a chemical process involving the use of zeolites for regioselective photochlorination; a composite membrane for the photochemical degradation of organic contaminants in ground water; a chemical process for selective functionalization of fullerenes; a unique chemical reactor; and zeolite membranes able to effect separations at high temperatures. The Company is seeking strategic partners to commercialize, license or sell the technologies patented by INRAD.

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

Item 2. Properties.

      The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2001. The Company has an option to renew the lease for one additional term of five years. The 1996 annual rent was approximately $237,000. The Company also paid real estate taxes and insurance premiums which aggregated approximately $45,000 during 1996.

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

     The following table sets forth the range of selling prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1995, through the quarter ended December 31, 1996 as reported by the National Association of Securities Dealers Nasdaq System:

                                                                Sales Price
                                                             ----------------
                                                             High         Low
                                                             ----         ---

     Quarter ended March 31, 1996............................9/16         1/4
     Quarter ended June 30, 1996.............................7/16         1/4
     Quarter ended September 30, 1996........................5/16        5/16
     Quarter ended December 31, 1996..........................3/8         1/4

     Quarter ended March 31, 1995.............................1/2         1/2
     Quarter ended June 30, 1995..............................3/4         3/8
     Quarter ended September 30, 1995.........................3/4         3/8
     Quarter ended December 31, 1995..........................3/4         3/8

     (b) Holders.

     As of March 11, 1997, there were 181 record owners of the Common Stock.

     (c) Dividends.

     The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 1996, 1995 or 1994. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company's loan agreement with its bank currently prohibits it from paying dividends. The Company does not anticipate paying cash dividends in the immediate future.

     (d) Recent Sales of Unregistered Securities.

In January 1996, the Company issued a total of 2,700 shares of its common stock to its employees. The issuance was exempt from registration as either not involving a sale or as an exempt private placement pursuant to Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                             As of December 31, or
                        For the Year Ended December 31,
                        -------------------------------

                   1996         1995         1994          1993         1992
                   ----         ----         ----          ----         ----
                     $            $            $             $            $

Revenues         5,731,005    5,432,038    5,995,919    6,244,774     5,684,259

Net Loss          (373,774)    (968,878)    (873,394)  (1,807,106)   (1,534,151)

Net Loss
  Per Share       (0.18)       (0.46)       (0.41)        (1.27)       (1.10)

Dividends
  Paid             None         None         None          None         None

Total
  Assets         4,715,205    5,296,044    6,083,264    7,535,448     7,909,697

Long-Term
  Obligations    2,351,561    2,359,131      934,420    1,689,965       662,265

Shareholders'
  Equity         1,434,693    1,808,467    2,677,345    3,550,739     4,299,888

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

                                                   Year ended December 31,
                                                   -----------------------
                                               1996         1995          1994
                                               ----         ----          ----
                                                 %            %             %
Revenues:
    Net product sales                          91.5         80.0          83.3
Contract research and development               8.5         20.0          16.7
                                              -----        -----         -----

                                              100.0        100.0         100.0
Interest and other income                       0.3          0.3           0.2
                                              -----        -----         -----
                                              100.3        100.3         100.2

==============================================================================

Costs and expenses:
    Cost of goods sold*                        74.8         83.7          82.6
Plant consolidation costs                      --            1.7          --
Contract research and
      development*                            102.5         97.7          97.0
Selling, general and
      administrative expenses                  21.7         19.0          18.2
Internal research and
       development**                            3.3          7.0           7.3
Interest expense                                4.9          5.3           5.6

==============================================================================

Net loss                                       (6.5)       (17.8)        (14.6)

 *  calculated as a percentage of their respective revenues
**  calculated as a percentage of net product sales

     Net Product Sales

     Net product sales were $5,241,075, $4,347,429, and $4,993,716 in 1996, 1995 and 1994, respectively. Product sales in 1996 were 20% greater than the prior year due to a sales and marketing program that began early in 1996. Product sales in 1995 were lower than the prior year due to a significantly lower opening backlog and insufficient short term orders in 1995.

     International sales, as a percentage of total product sales, were 16 %, 19%, and 24% for 1996, 1995, and 1994, respectively. The dollar value of international sales increased in 1996 compared to 1995, and decreased in 1995 compared to 1994. Bookings of new orders, particularly for laser systems and instruments, were higher in 1996 than in 1995, and resulted in higher shipments in 1996 compared to the prior year.

     The Company's backlog of product orders as of December 31, 1996 was approximately $1,672,000, compared to approximately $1,470,000 at December 31, 1995.

     Cost of Goods Sold

     As a percentage of net product sales, cost of goods sold was 74.8%, 83.7% and 82.6% for the years ended December 31, 1996, 1995 and 1994, respectively. The Company continued its efforts to monitor expenses in 1996. The decrease in the cost of goods sold percentage from 1995 to 1996 is attributable to increased sales compared to relatively fixed costs such as wages, depreciation and rent. The increase from 1994 to 1995 is attributable to lower than expected sales compared to relatively fixed costs.

     Prices for raw materials and purchased components have been relatively stable in 1996 and 1995, while labor costs rose in both years.

     Contract Research and Development

     Contract research and development revenues were $489,930, $1,084,609, and $1,002,203 for the years ended December 31, 1996, 1995 and 1994, respectively. Related contract R&D expenditures, including allocated indirect costs, were $502,367, $1,059,668, and $971,932. Revenues decreased from 1996 to 1995 based on the Company's policy to focus its funded research efforts on programs closely aligned with its core business. Revenues increased from 1994 to 1995 as a result of a greater emphasis by the Company's scientific and technical personnel on funded programs. The programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs and, depending on their terms, recovery of general and administrative costs.

     The Company intends to continue focusing its future funded research efforts on programs closely aligned with its core business.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in 1996 increased $211,530, or 20.5% compared to 1995, and in 1995 decreased $55,042 or 5.1% compared to 1994. In 1996, selling salaries and commissions increased, and the Company allocated a lower amount to contracts; these increases in costs were partially offset by lower professional fees and a reduction in rent cost. In 1995, selling commissions on international sales decreased and the Company allocated a higher portion of G&A costs to contracts; these decreases were partially offset by higher sales salaries and advertising and marketing costs. Subject to availability of resources, the Company expects to increase certain selling costs in 1997, including additional sales staff and increased advertising and trade show participation.

     Internal Research and Development Expenses

     Research and development expenses for 1996 were $170,750 (3.3% of product sales) compared with 1995 expenditures of $305,626 (7.0% of product sales). R&D expenses for 1994 were $365,856 (7.3% of product sales).

     During 1996, the Company continued to decrease its emphasis on development of new products and increased its short-term efforts on sales and marketing of existing products. As a result, R&D expenditures decreased in 1996. This level is expected to continue in 1997.

     Income taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1996, the Company had a net deferred tax asset of $2,304,000, the primary component of which was its significant net operating loss carryforward. The Company has established a valuation allowance to fully offset this deferred tax asset in the event that operating losses continue and make it uncertain that the tax asset will be realized.

     Inflation

     The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

     On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January, 1997, and 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (8.25% at December 31,
1996) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement. The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Chase Manhattan Bank also agreed to waive any defaults which existed under the previous facility. Borrowings are secured by accounts receivable and the personal guarantee of the Company's principal shareowner.

     In addition, in connection with the new Chase Manhattan Bank agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chase Manhattan Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $222,700, with each principal payment made by the Company, an amount may be withdrawn from the collateral deposit to maintain a 1.1 to 1 collateral to loan ratio.

     In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. The first six semiannual interest payments due under the Note are payable in the form of additional notes and do not require a cash outlay. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. The proceeds from issuance of the Subordinated Notes, Warrants and Demand Note were used to reduce short-term liabilities, including trade debt. Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the Company's December 31, 1996 balance sheet because the Note holder has agreed not to demand payment prior to January 1, 1998.

     In 1993, the Company raised $1,000,000 in new capital from a private investment group through the issuance of $746,215 of seven-year 10% subordinated convertible notes and 203,028 shares of common stock. The first six semi-annual interest payments due under the note were payable in the form of additional notes and did not require a cash outlay. Beginning in 1997 the Company will have to pay cash interest.

     During September 1993, the Company borrowed $100,000 in the form of two promissory notes from a shareowner of the Company. On December 16, 1993, the shareowner exchanged the existing promissory notes for a new seven-year 10% subordinated convertible note in the amount of $74,621 and 20,303 shares of common stock.

     The entire amount of all Subordinated Convertible Notes (issued both in 1993 and 1995) may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. At December 31, 1996 the Company was in violation of certain terms of these notes; subsequent to year end, the

Company obtained waivers from the holders of the notes and modified the financial covenants in the debt agreements.

     In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $72,000, $72,000 and $74,000 in 1996, 1995 and 1994, respectively. This note has been classified as noncurrent in the Company's December 31, 1996 Balance Sheet because the note holder has agreed not to demand payment prior to January 1, 1998.

     The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes is July 8, 1997. This note has been classified as noncurrent in the Company's December 31, 1996 Balance Sheet because the note holder has agreed not to demand payment prior to January 1, 1998.

     Where possible, the Company will continue to reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations will provide adequate liquidity for the Company's operations in 1996. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek additional financing to supplement the cash flow.

     Because of the circumstances described above relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

     Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 1996, 1995 and 1994 were $238,000, $166,000, and
$193,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

Overview of Financial Condition

     As shown in the accompanying financial statements, the Company reported a net loss of approximately $374,000 for the year ended December 31, 1996, and also incurred losses in 1995 and 1994. During the past three years, the Company's working capital requirements were met in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner and the sale of certain non-operating assets.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 in the accompanying financial statements (see also Liquidity and Capital Resources under this Item 7).

Item 8. Financial Statements and Supplementary Data.

     The Company's consolidated financial statements are set forth on pages F-1 through F-17. Page F-1 follows page 25.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On August 29, 1996, the Company filed Form 8-K reporting a change in its independent accountant.

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

                            Director     Positions; Business
Name and Age                Since        Experience
------------                -----        ----------

Warren Ruderman,            1973         Chairman of the Board of
  77                                       Directors, President and Chief
                                           Executive Officer (1973 -
                                           Present).


William B. Maxson,          1989         Consultant (1990 - Present);
  66 Vice President (1984-1990), Air Force Programs Cypress International (marketing and business development firm); Officer, United States Air Force (1952 - 1984), retiring with rank of Major General in 1984.

Donald H. Gately,           1995         Management Consultant
  77                                       (1990 - 1994); Chief
                                           Operating Officer, Datamax
                                           Corporation (1994 - 1996)

Aaron Dean                  1996         Financial Analyst and Vice
  35 President(1996 - Present) Prudential Securities (investment banking firm); Vice President (1995
                                           - 1996) M.D. Sass Associates
                                           (investment banking firm); Vice
                                           President (1990 - 1995) Arnhold and
                                           S. Bleichroeder, Inc. (investment
                                           banking firm).

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

     Pursuant to an agreement between INRAD and Clarex, Ltd. ("Clarex"), the Company has agreed to use its best efforts to have two individuals selected by Clarex elected to the Board of Directors as long as any of the subordinated convertible notes are outstanding. Aaron Dean has been selected by Clarex as one representative; a second representative has not been designated at the present time.

Executive Officers of the Registrant

     The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions and offices with the Company held by each such person:

                                Officer      Positions and Offices
Name and Age                    Since        With the Company
------------                    -----        ----------------

Warren Ruderman, 77             1973.........Chairman of Board of Directors
                                             President and Chief Executive
                                             Officer

Maria Murray, 39                1995.........Vice President - Marketing
                                             and Sales

Glenn Nosti, 41                 1994.........Vice President - Manufacturing

James Greco, 40                 1996.........Controller and Secretary

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

     Maria Murray joined the Company in January 1989 as a Sales Engineer, became Vice President of R&D Programs in 1993, and was appointed Vice President, Marketing and Sales in 1995. Prior to joining INRAD, she held positions in electronic design engineering in the laser and communication industries. She holds a B.S.E.E. degree in Electrical Engineering from the University of Central Florida.

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

     James Greco joined the Company as Secretary and Controller in July 1996. Prior to joining INRAD, he held positions as Controller of Divisions within National Cleaning Contractors from 1989-1996. He received a B.B.A. from Pace University and is a certified public accountant.

     None of the officers of the Company has an employment contract with the Company; each serves at the pleasure of the Board of Directors.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company's Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

                                                                 Long-Term
                                     Annual Compensation(A)      Compensation
Name and Current                   -------------------------     ---------------      All Other
Principal Position    Year         Salary              Bonus     Options Granted      Compensation ($)
------------------    ----         ------              -----     ---------------      ----------------

Warren Ruderman,      1996           $130,000            none            none                 none
President and Chief
Executive Officer
                      1995           $130,000            none            none                 none

                      1994           $130,000            none            none                 none

(A) During the periods covered, no Executive Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

Compensation of Directors

Each non-employee director is paid $500 for each board meeting they attend.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of the only individuals or entities known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1997. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

                                                                    Percent of
Name and Address                      Number of shares            Common Stock
--------------------------------------------------------------------------------

Warren Ruderman(1)                        1,106,400                     52.5
c/o INRAD, Inc.
181 Legrand Avenue
Northvale, NJ  07647

Clarex, Ltd.                              1,919,889 (2)                 50.9
c/o Bank of Nova Scotia
  Trust Company Bahamas Ltd.
P.O. Box N1355
Nassau, Bahamas

Hoechst Celanese Corp.                      300,000                     14.2
Routes 202-206 North
Box 2500
Somerville, NJ  08876

William F. Nicklin                          210,527 (3)                  9.3
33 Grand Avenue
Newburgh, NY  12550

William Maxson                                3,162 (4)                  0.1
c/o INRAD, Inc.

Donald H. Gately                             16,417 (5)                  0.8
c/o INRAD, Inc.

Aaron Dean                                   61,675  (6)                 2.9
c/o INRAD, Inc.

Directors and Executive                   1,207,504 (7)                 54.9
  Officers as a group
  (7 persons)

     (1) By virtue of his shareholdings, Warren Ruderman may be deemed to be a "parent" of the Company as that term is defined in the Rules and Regulations of the Securities Act of 1933, as amended.

     (2) Including 1,596,861 shares subject to options, warrants or convertible notes exercisable or convertible within 60 days.

     (3) Including 80,000 shares subject to convertible notes convertible within 60 days.

     (4)  Including 1,500 shares subject to options exercisable within 60 days.

     (5)  Including 16,417 shares subject to warrants within 60 days.

     (6)  Including 51,675 shares subject to warrants within 60 days.

     (7)  Including 89,342 shares subject to options or warrants within 60 days.

Item 13. Certain Relationships and Related Transactions

     In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $72,000, $72,000 and $74,000 in 1996, 1995 and 1994, respectively.

     Repayment of the shareowner loan has been subordinated to the prior repayment of the Company's indebtedness to Chase Manhattan Bank and to other secured indebtedness of the Company. The principal shareowner has guaranteed borrowings under the Company's existing credit facility with Chase Manhattan Bank. By mutual informal agreement, the Company has deferred certain interest payments to its principal shareholder. During the year ended December 31, 1996, the Company made three quarterly interest payments representing nine months of interest past due from 1995. Subject to adequate cash flow, the Company will continue to make interest payments to its principal shareholder. Although by its terms the indebtedness to the shareholder is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareholder loan has been classified as noncurrent in the accompanying balance sheet because the shareholder has agreed not to demand payment prior to January 1, 1998.

     During the years ended December 31, 1996, 1995 and 1994 approximately 8%, 9% and 12% respectively of the company's net product sales were through a foreign agent, in which the principal shareholder has an investment.

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

                                                         Exhibit No.
Present                                                  in Registration
Exhibit                                                  Statement or
No.            Description of Exhibit                    or Amendments
---            ----------------------                    -------------

3.1            Restated Certificate of                   3.1 of Amendment
               Incorporation, as amended.                No. 1.

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

The following exhibit is incorporated by reference to the Company's proxy statement filed with the Securities and Exchange Commission related to the annual meeting held on June 20, 1996:

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

10.10          Agreement with Chase Manhattan Bank Regarding Line of
               Credit.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993:

10.11          Stock and Note Purchase Agreement with exhibits.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1995:

10.12          Amended and Restated Chase Manhattan Bank Agreement.


The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the quarter ended December 31, 1995:


10.13 Amendment and Waiver Agreement between INRAD and Chase Manhattan Bank dated August 31, 1995.

10.14 Subordinated Convertible Note dated April 9, 1995 between Clarex Limited and INRAD, Inc.

10.15          Unsecured Demand Convertible Promissory Note dated
               September 27, 1995 between Clarex Limited and INRAD,
               Inc.

The following exhibits form an attachment to this report:

10.16          Amendment and waiver between INRAD and Chase
               Manhattan Bank dated February 6, 1997.

10.17 Addendum to lease dated October 4, 1991, between S&R Costa as lessor and the Company as leasee.

10.18 Amendment and waiver to the stock and purchase agreement dated as of December 15, 1993.

11.1 A statement regarding computation of per-share earnings is omitted because the computation can be clearly determined from the material contained herein.

22.1           Subsidiaries of the Company

23.1           Consent from Price Waterhouse LLP

23.2           Consent from Grant Thornton LLP

27.1           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INRAD INC.


                                          By: /s/  Warren Ruderman
                                              -----------------------
                                          Warren Ruderman, President
                                          and Chief Executive Officer

                                          Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date
---------                        -----                       ----


/s/ Warren Ruderman              President, Chief           March 27, 1997
--------------------             Executive Officer
Warren Ruderman                  and Director (Principal
                                 Executive Officer)


/s/ Aaron Dean                   Director                   March 27, 1997
--------------------
Aaron Dean


/s/ Donald H. Gately             Director                   March 27, 1997
--------------------
Donald H. Gately


/s/ William B. Maxson            Director                   March 27, 1997
---------------------
William B. Maxson


/s/ James L. Greco               Controller and             March 27, 1997
------------------               Secretary
James L. Greco                   (Principal Financial and
                                 Accounting Officer)

EXHIBIT 22.1

                          SUBSIDIARIES OF THE COMPANY:

                                                    State or Territory
      Company                                       of Incorporation
      -------                                       ----------------

      INRAD Optical Systems, Inc.                   New Jersey

                                  INRAD, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Consolidated Financial Statements                                         Page
                                                                          ----

Reports of Independent Accountants                                    F-2 - F3

Consolidated Balance Sheets at December 31, 1996 and 1995                  F-4

Consolidated Statements of Operations for each of the three years
   in the period ended December 31, 1996                                   F-5

Consolidated Statements of Cash Flows for each of the three years
   in the period ended December 31, 1996                                   F-6

Consolidated Statement of Shareowners' Equity for each
   of the three years in the period ended December 31, 1996                F-7

Notes to Consolidated Financial Statements                         F-8 to F-17

NOTE: All schedules are either not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
INRAD, Inc.

We have audited the accompanying consolidated balance sheet of INRAD, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareowners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INRAD, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has had recurring losses and has substantial debt service obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP
Parsippany, New Jersey
March 6, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board
 of Directors of INRAD, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of INRAD, Inc. and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and, for each of the two years in the period ended December 31, 1995, cash outflows have been funded in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Price Waterhouse  LLP
Morristown, New Jersey
March 15, 1996

                                   INRAD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                             ------------
Assets                                                    1996        1995
------                                                    ----        ----

Current assets:
    Cash and cash equivalents                     $    194,577  $     37,981
    Certificate of Deposit                              70,000        70,000
    Accounts receivable, net                           735,160       804,834
    Inventories                                      1,735,144     1,671,673
    Unbilled contract costs                             59,350       151,649
    Assets held for sale                                    --       279,111
    Other current assets                                60,292        61,699
                                                     ---------     ---------
      Total current assets                           2,854,523     3,076,947

Plant and equipment, net                             1,431,931     1,788,080
Precious metals                                        279,248       280,001
Other assets                                           149,503       151,016
                                                     ---------     ---------
      Total assets                                  $4,715,205    $5,296,044
                                                     =========     =========

Liabilities and Shareowners' Equity

Current liabilities:
    Note payable - Bank                                 92,500        60,000
    Current obligations under capital leases            73,399       190,754
    Accounts payable and accrued liabilities           640,943       708,403
    Advances from customers                             73,244       116,205
    Other current liabilities                           48,865        53,084
                                                     ---------     ---------
      Total current liabilities                        928,951     1,128,446

Note payable - Bank                                    227,500       320,000
Obligations under capital leases                         4,751        75,088
Secured Promissory Notes                               250,000       250,000
Subordinated Convertible Notes                       1,203,261      1,080,623
Unsecured Demand Convertible Note                      100,000       100,000
Note payable - Shareowner                              566,049       533,420
                                                     ---------     ---------
      Total liabilities                              3,280,512     3,487,577
                                                     ---------     ---------

Commitments
Shareowners' equity:
    Common stock: $.01 par value; 2,121,571
      shares issued                                     21,216        21,216
    Capital in excess of par value                   6,051,791     6,067,991
    Accumulated deficit                             (4,586,514)   (4,212,740)
                                                     ---------     ---------
                                                     1,486,493     1,876,467
    Less - Common stock in treasury,
     at cost (12,300 shares at December 31, 1996;
     15,000 shares at December 31, 1995)               (51,800)      (68,000)
                                                     ---------     ---------
      Total shareowners' equity                      1,434,693     1,808,467
                                                     ---------     ---------
      Total liabilities and shareowners' equity     $4,715,205    $5,296,044
                                                     =========     =========

                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                                -----------------------
                                          1996           1995           1994*
                                          ----           ----           ----

Revenues:
    Net product sales                $5,241,075     $4,347,429    $4,993,716
    Contract research and development   489,930      1,084,609     1,002,203
                                      ---------      ---------     ---------
                                      5,731,005      5,432,038     5,995,919
                                      ---------      ---------     ---------

Costs and expenses:
    Cost of goods sold                3,922,517      3,638,582     4,123,490
    Plant consolidation costs               -           94,228          -
    Contract research and
     development expenses               502,367      1,059,668       971,932
    Selling, general and
     administrative expenses          1,245,077      1,033,547     1,088,589
    Internal research and
     development expenses               170,750        305,626       365,856
                                      ---------      ---------     ---------
                                      5,840,711      6,131,651     6,549,867
                                      ---------      ---------     ---------

        Operating Loss                 (109,706)      (699,613)     (553,948)

Other income (expense):
    Interest expense                   (283,390)      (285,646)     (332,954)
    Interest and other income, net       19,322         16,381        13,508
                                      ---------      ---------     ---------

Net loss                              $(373,774)     $(968,878)    $(873,394)
                                      =========      =========     =========

Net loss per share                       $(0.18)       $(0.46)       $(0.41)
                                         =======       ======        ======

Weighted average shares outstanding   2,109,138      2,106,571     2,106,571
                                      =========      =========     =========

* Prior year amounts have been reclassified to conform to current year presentation (Note 1).

                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                                -----------------------
                                          1996           1995           1994
                                          ----           ----           ----

Cash flows from operating activities:
    Net loss                            $ (373,774)    $ (968,878)   $ (873,394)
                                        ----------     ----------    ----------
Adjustments to reconcile net loss
  to cash provided by (used in)
  operating activities:
    Depreciation and amortization          601,881        718,145       728,058
    Noncash interest                       155,269        142,139       126,581
    Plant consolidation costs                  -           64,751           -
    Gain on sale of equipment               (8,621)           -             -
    Changes in assets and liabilities:
      Accounts receivable                   69,674       (195,679)      294,194
      Inventories                          (63,471)       226,099       195,517
      Unbilled contract costs               92,299          5,068        61,265
      Other current assets                   1,405        (11,532)       (8,205)
      Precious metals                          754         31,796         4,442
      Other assets                         (17,467)       (16,415)       (6,176)
      Accounts payable and accrued
          liabilities                      (67,460)        82,951      (249,319)
      Advances from customers              (42,961)          (355)       (5,759)
      Other current liabilities             (4,218)           912        25,986
                                        ----------     ----------    ----------
         Total adjustments                 717,084      1,047,880     1,166,584
                                        ----------     ----------    ----------
         Net cash provided by
          operating activities             343,310         79,002       293,190
                                        ----------     ----------    ----------
Cash flows from investing activities:
    Capital expenditures                  (238,202)      (166,450)     (174,110)
    Purchase of Certificate of Deposit         -             -          (70,000)
    Proceeds from sale of equipment        299,180         49,700         -
                                        ----------     ----------    ----------
         Net cash provided by (used in)
         investing activities               60,978       (116,750)     (244,110)
                                        ----------     ----------    ----------
Cash flows from financing activities:
    Repayments of note payable - Bank      (60,000)      (140,000)     (230,000)
    Proceeds from issuance of
      subordinated convertible notes                      125,000          -
    Proceeds from issuance of unsecured
     demand convertible note                              100,000          -
    Proceeds from sale of common
     stock warrants                                       100,000          -
    Principal payments of capital
     lease obligations                    (187,692)     (228,989)      (260,065)
                                        ----------     ----------    ----------
         Net cash used in
          financing activities            (247,692)       (43,989)     (490,065)
                                        ----------     ----------    ----------
Net increase (decrease) in cash
  and cash equivalents                     156,596        (81,737)     (440,985)
Cash and cash equivalents at
     beginning of year                      37,981        119,718       560,703
                                        ----------     ----------    ----------
Cash and cash equivalents at end
     of year                            $  194,577     $  37,981     $ 119,718
                                        ==========     ==========    ==========

                See Notes to Consolidated Financial Statements.

                                  INRAD, INC.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                       Common Stock                 Capital in          Accumulated       Treasury
                                       ------------                 ----------          -----------       --------
                                   Shares        Amount              excess of            deficit           stock
                                   ------        ------              ---------            -------           -----
                                                                    par value
                                                                    ---------

Balance, December 31, 1993        2,121,571        $21,216          $5,967,991          $(2,370,468)      $68,000

Net loss for the year                -             -                    -                  (873,394)         -
                                  ---------        -------          ----------          ------------      -------

Balance, December 31, 1994        2,121,571         21,216           5,967,991           (3,243,862)       68,000

Net loss for the year                -             -                    -                  (968,878)         -

Common stock warrants issued         -             -                   100,000               -               -
                                  ---------        -------          ----------          ------------      -------

Balance, December 31, 1995        2,121,571         21,216           6,067,991           (4,212,740)       68,000
                                  ---------        -------          ----------          ------------      -------


Net loss for the year                -             -                    -                  (373,774)         -

Issuance of treasury stock           -             -                   (16,200)              -           (16,200)
                                  ---------        -------          ----------          ------------      -------

Balance, December 31, 1996        2,121,571        $21,216          $6,051,791          $(4,586,514)      $51,800
                                  =========        =======          ==========          ============      =======

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

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation is computed under the straight-line method utilizing an estimated useful life of seven years. Leasehold improvements are amortized over the shorter of the economic life or remaining term of the lease.

The Company constructs a portion of its equipment. Internal labor and overhead charges capitalized in the construction of equipment amounted to approximately $110,000, $100,000, and $97,000 in 1996, 1995 and 1994, respectively.

Contract Research and Development:

Revenues from sponsored research and development are recorded using the percentage-of-completion method. Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs. Contract R&D costs include allocations of plant overhead and general and administrative costs.

                See Notes to Consolidated Financial Statements.

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


Cash Flow Information:

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company's Certificate of Deposit is not included in cash equivalents because the CD serves as collateral for a letter of credit. It is anticipated that the underlying contract will be completed in 1997 and the letter of credit canceled.

Cash interest paid during the years ended December 31, 1996, 1995 and 1994 was $109,497, $113,447, and $200,195, respectively.


Net Loss Per Share:

Net loss per share is computed using the weighted average number of common shares outstanding during the year. The weighted average number of shares used in computing net loss per share was 2,109,138, 2,106,571, and 2,106,571 for the years ended December 31, 1996, 1995 and 1994, respectively.

The effect of common stock equivalents has been excluded from the computation because their effect is antidilutive.

Impairment of Long-Lived Assets:

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of property, plant and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

                See Notes to Consolidated Financial Statements.

Advertising:

The Company expenses advertising costs as incurred.

NOTE 2 - LIQUIDITY AND FUNDING OF OPERATIONS:

As shown on the accompanying financial statements, the Company reported a net loss of approximately $374,000 for the year ended December 31, 1996, and also incurred losses in 1995 and 1994. In addition, the Company has substantial debt service obligations. During the past three years, the Company's working capital requirements were met by cash provided by operating activities, and by borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner. The Company continued to take steps in 1996 to reduce expenses, to reduce cash requirements through reduction in lease and bank payment schedules, and to raise cash through the sale of certain nonoperating assets.

Management expects that cash flow from operations, will provide adequate liquidity for the Company's operations in 1997. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek financing to supplement its cash flow.

Due to the circumstances described above relating to Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable are comprised of the following:
                                                        December 31,
                                                        ------------
                                                     1996        1995
                                                     ----        ----

    Accounts receivable                           $740,160    $809,834
    Allowance for doubtful accounts                 (5,000)     (5,000)
                                                  --------    --------
                                                  $735,160    $804,834
                                                  ========    ========

NOTE 4 - INVENTORIES:

Inventories are comprised of the following:
                                                        December 31,
                                                        ------------
                                                     1996        1995
                                                     ----        ----

    Raw materials                               $  184,116  $  176,619
    Work in process, including
       manufactured parts and components         1,430,086   1,343,021
    Finished goods                                 120,942     152,033
                                                ----------  ----------
                                                $1,735,144  $1,671,673
                                                ==========  ==========

Cost of sales for interim periods was computed using an estimated overall gross profit percentage which is adjusted at each December 31 based upon an annual inventory count. In 1996, 1995 and 1994, the fourth

                See Notes to Consolidated Financial Statements.

quarter operating results included an adjustment to decrease (increase) operating losses by approximately $164,000, (77,000) and (190,000), respectively.


NOTE 5 - PLANT AND EQUIPMENT:

Plant and equipment is comprised of the following:

                                                        December 31,
                                                 1996                 1995
                                                 ----                 ----
       Furniture and fixtures                $  361,501           $  319,539
       Machinery and equipment                6,913,950            6,633,292
       Leasehold improvements                   809,749              809,749
       Construction in progress                       0               84,617
                                              ---------            ---------
                                              8,085,200            7,847,197
       Less:  Accumulated depreciation
                 and amortization            (6,653,269)          (6,059,117)
                                              ---------            ---------
                                             $1,431,931           $1,788,080
                                              =========            =========

Depreciation expense (including amortization of capital leases) for the years ended December 31, 1996, 1995 and 1994 was $594,352, $715,892, and $724,289,
respectively.

In the fourth quarter of 1995, management implemented a program to sell certain nonoperating equipment to raise additional cash. At December 31, 1995, this equipment is carried at its net book value of $279,111, and was sold in 1996 for $299,180.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities comprise the following:

                                                        December 31,
                                                 1996                 1995
                                                 ----                 ----
       Trade accounts payable and
         accrued purchases                      $376,825             $381,923
       Payroll taxes payable                      37,917               32,356
       Accrued vacation                           93,342               89,946
       Accrued professional fees                  43,576              142,020
       Accrued liability - shareowners            60,863               40,964
       Accrued liability - Other                  28,420               21,194
                                                 -------              -------
                                                $640,943             $708,403
                                                 =======              =======

                 See Notes to Consolidated Financial Statements

NOTE 7 - DEBT:

The Company's debt obligations as of December 31, 1996 and 1995 are as follows:

                                                           December 31,
                                                    1996                 1995
                                                    ----                 ----

       Note Payable - Bank                     $    320,000          $   380,000
       Subordinated Convertible Notes             1,203,261            1,080,623
       Unsecured Demand Convertible Note            100,000              100,000
       Note Payable - Shareowner                    566,049              533,420
       Secured Promissory Notes                     250,000              250,000
                                                  ---------            ---------
                                                  2,439,310           $2,344,043
                                                  =========            =========

On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (8.25% at December 31,
1996) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement . The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Chase Manhattan Bank also agreed to waive any defaults which existed under the previous facility. Borrowings are secured by accounts receivable and the personal guarantee of the Company's principal shareowner.

In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chase Manhattan Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $222,700, with each principal payment made by the Company, an amount may be withdrawn from the collateral deposit to maintain a 1.1 to 1 collateral to loan ratio.

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. Twenty-five percent of the Notes may be redeemed at any time if the Company consummates a public offering of its Common Stock. In connection with this transaction, the Company issued 50,000 warrants to purchase Common Stock at $1.00 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to January 1, 1998.


                 See Notes to Consolidated Financial Statements

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

The entire amount of all Subordinated Convertible Notes (issued both in 1993 and 1995) may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. These notes also contain certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on these notes, and the first six interest payments are payable in the form of additional notes. At December 31, 1996 and 1995 the Company was in violation of certain covenants of these notes; subsequent to the year ends, the Company obtained waivers from the holders of the notes and modified the financial covenants in the debt agreements.

In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. Repayment of the promissory note has been subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. By mutual informal agreement, beginning with the quarter ended June 30, 1995, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1997 and are expected to include both the scheduled quarterly payment and any deferred payments. The interest obligations have been accrued by the Company and are included in accounts payable and accrued liabilities. Interest expense related to the shareowner loan was approximately $72,000, $72,000, and $74,000 in 1996, 1995 and 1994, respectively. Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to January 1, 1998.

The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes is July 8, 1997. The note has been classified as noncurrent in the accompanying balance sheet because the noteholder has agreed not to demand payment prior to January 1, 1998.

Annual maturities of bank and other debt obligations, including noncash interest on subordinated notes, are as follows:

                     1997                    $   92,500
                     1998                     1,036,049
                     1999                       107,500
                     2000                     1,254,346
                                              ---------
                                             $2,490,395
                                              ---------

                 See Notes to Consolidated Financial Statements

NOTE 8 - INCOME TAXES:

A reconciliation of the income tax (benefit) computed at the statutory federal income tax rate to the reported amount follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                 1996        1995        1994
                                                 ----        ----        ----

    Federal statutory rate                        34%         34%         34%
                                                  ---         ---         ---
   Tax (benefit) at federal statutory rates $(127,160)  $(329,419)  $(296,954)
   Loss in excess of available benefit        115,955     311,995     283,155
   Other, net                                  11,205      17,424      13,799
                                             --------    --------    --------
                                            $      -    $      -    $      -
                                             ========    ========    ========

At December 31, 1996 the Company had net operating loss carryforwards for financial statement and tax purposes of approximately $5,660,000 and 5,599,176, respectively. The tax loss carryforward expires at various dates through 2010.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and other carryforwards for tax purposes may be limited annually to a percentage (approximately 7%) of the fair market value of the Company at the time of any such ownership change.

Deferred tax assets (liabilities) comprise the following:

                                               December 31,    December 31,
                                                   1996            1995
                                                   ----            ----
    Deferred tax assets
        Inventory capitalization adjustment    $    11,000   $    60,000
        Inventory reserves                          20,000        10,000
        Vacation liabilities                        30,000        62,000
        Other                                       18,000        12,000
        Loss carryforwards                       2,240,000     2,279,000
                                                ----------    ----------
        Gross deferred tax assets                2,319,000     2,423,000
                                                ----------    ----------

    Deferred tax liabilities
        Depreciation                               (15,000)     (242,000)
                                                ----------    ----------
        Gross deferred tax liabilities             (15,000)     (242,000)
                                                ----------    ----------
                                                 2,304,000     2,181,000
        Valuation allowance                     (2,304,000)   (2,181,000)
                                                ----------    ----------
        Net deferred tax assets                $         0   $         0
                                                ==========    ==========

                See Notes to Consolidated Financial Statements.

NOTE 9 - LEASE COMMITMENTS:

The Company leases its office and manufacturing facility under an operating lease which expires in 2001. The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses and has a renewal option for one five-year period. Rental expense was $237,000, $298,000, and $309,000 in 1996, 1995 and 1994, respectively.

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

                                                       December 31,
                                                   1996             1995
                                                   ----             ----

      Equipment under capital lease        $   790,532       $ 1,367,554
      Less: Accumulated amortization          (607,449)         (916,644)
                                           -----------       -----------
                                           $   183,083       $   450,910
                                           ===========       ===========

Future minimum lease payments at December 31, 1996 are payable as follows:

                                                Capital         Operating
                                                 Leases            Leases
                                                 ------            ------

      1997                                      $78,009         $ 195,564
      1998                                        4,825           195,564
      1999                                                        195,564
      2000                                                        195,564
      2001                                                        162,970
                                                -------           -------

      Total minimum lease payments               82,834         $ 945,226
                                                                  =======

      Less: Amount representing interest         (4,684)
                                                -------

      Present value of minimum capital
      lease payments (including $73,399
      classified as current obligations
      under capital leases)                     $78,150
                                                =======

                See Notes to Consolidated Financial Statements.

NOTE 10 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS:

Export sales, primarily to customers in Europe, Asia and Canada, amounted to 16%, 19% and 24% of net product sales in 1996, 1995, and 1994, respectively.

Sales to one foreign customer was 12% of net product sales in 1994. No foreign customer accounted for more than 10% of net product sales in 1996 and 1995. Additionally, one U.S. customer accounted for more than 10% of net product sales in 1996, 1995 and 1994. One other U.S. customer accounted for over 10% of net product sales in 1996 and 1995. Additionally, one other U.S. customer accounted for over 10% of net product sales in 1995 and another accounted for over 10% in 1994. During the years ended December 31, 1996, 1995 and 1994 approximately 8%, 9% and 12% respectively of the company's net product sales were through a foreign agent, in which the principal shareholder has an investment.


NOTE 11 - CAPITAL STOCK:

The Company's authorized capital stock consists of 1,000,000 shares of preferred stock, without nominal or par value, and 6,000,000 shares of common stock, par value $.01 per share. The Company had 2,109,271 and 2,106,571 common shares outstanding at December 31, 1996 and 1995, respectively. There were no preferred shares issued or outstanding in either year. The Company has reserved 2,334,937 shares of common stock for issuance upon conversion of the Subordinated Convertible Notes, Secured Promissory Notes and Unsecured Demand Convertible Note (Note 7) and upon exercise of outstanding warrants and options (Notes 7 and 12).

NOTE 12 - EMPLOYEE BENEFIT PLANS:

During 1990 the Company adopted the Key Employee Compensation Program (the "Program"). In 1995 the maximum number of shares which may be awarded under the program was increased from 70,000 to 500,000. The number of shares issuable is subject to adjustment for stock dividends, stock splits, etc. The Company has reserved 500,000 shares of common stock for issuance under the plan.

The Program provides for the granting of incentive stock options, compensatory stock options, stock appreciation rights and shares of common stock to certain full time employees of the Company under terms and at prices to be determined at the discretion of a committee appointed by the Board of Directors. Certain outside directors are eligible to receive compensatory stock options and stock appreciation rights. Subject to modification by the committee, options are generally exercisable in 25% installments beginning one year after the date of grant and continuing for each of the four years thereafter. The maximum term of the grant is ten years. All options were granted at the market value or above at the date of grant. To date, none of the options have been exercised. The following table summarizes the options granted under the plan for the three years ended December 31, 1996:
                                                                Weighted
                                                                 Average
                                                Shares             Price

      -------------------------------------------------------------------
      Outstanding at December 31, 1993          43,000             $1.25
      -------------------------------------------------------------------
      Granted                                   34,000             $1.25
      Expired/forfeited                        (16,000)            $1.25
      -------------------------------------------------------------------
      Outstanding at December 31, 1994          61,000             $1.25
      -------------------------------------------------------------------
      Granted                                   77,000             $1.00
      Expired/forfeited                        (11,000)            $1.25
      -------------------------------------------------------------------
      Outstanding at December 31, 1995         127,000             $1.10
      -------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

      Granted                                   20,000             $1.00
      Expired                                   (9,000)             1.25
      Forfeited                                (27,000)            $1.00
      -------------------------------------------------------------------
      Outstanding at December 31, 1996         111,000             $1.09
                                               =======             =====
      -------------------------------------------------------------------
      Exercisable at December 31, 1996          45,750             $1.18
                                                ======             =====
      -------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been impacted.

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995: expected volatility of 250%; weighted average risk-free rate of 6.008%; and weighted average expected life of 10 years.

The weighted average grant date fair value of options granted during 1996 and 1995 was $0.38 and $0.28, respectively.

The following table summarizes information about the stock options outstanding at December 31, 1996:

                        Options outstanding              Options exercisable
              ------------------------------------------------------------------
                 Number      Weighted     Weighted       Number      Weighted
              outstanding    average       average    exercisable    average
Range of      at December   remaining     exercise    at December    exercise
exercise        31, 1996   contractual      price       31, 1996      price
prices                         life
--------------------------------------------------------------------------------
$1.00 - $1.25   111,000     8.01 years      $1.09        45,750       $1.18

The Company maintains a 401(k) savings plan for all eligible (as defined in the plan) employees. The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 1996, 1995 or 1994.


NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount at December 31, 1996 and 1995 of the Company's short-term financial instruments approximates fair value because of the short maturity of those instruments. The fair value of the Company's debt could not be determined without incurring excessive costs.

                See Notes to Consolidated Financial Statements.