Form 10-Q
period 1997-03-31
INRAD INC
filed 1997-05-14
CIK 719494

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                -------------------

                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                             0-11668
                      ----------------------------------------------------------
                                   INRAD, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New Jersey                                  22-2003247
-------------------------------------------------        -----------------------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification Number)

               INRAD, Inc. 181 Legrand Avenue, Northvale, NJ 07647
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
   -----        -----

             Common shares of stock outstanding as of May 14, 1997:

                                2,109,271 shares

================================================================================

                                   INRAD, Inc.

                                      INDEX

                                                                                                Page Number
                                                                                                -----------
Part I.  FINANCIAL INFORMATION........................................................................1

           Item 1. Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1997 (unaudited)
                   and December 31, 1996..............................................................1

                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 1997 and 1996 (unaudited)...................................2

                   Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1997 and 1996 (unaudited)..........................................3

                   Notes to Consolidated Financial Statements.........................................4

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.........................................................6

Part II. OTHER INFORMATION  ..........................................................................9

          Item 6. Exhibits and Reports on Form 8-K....................................................9

Signatures  .........................................................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                                              (unaudited)
                                                                                 March 31,                   December 31,
                                                                                   1997                          1996
                                                                              ------------                   -------------
Assets
Current assets:
    Cash and cash equivalents                                                 $    181,425                   $     194,577
    Certificate of Deposit                                                          70,000                          70,000
    Accounts receivable, net                                                       639,418                         735,160
    Inventories                                                                  1,801,245                       1,735,144
    Unbilled contract costs                                                         68,804                          59,350
    Other current assets                                                            65,772                          60,292
                                                                              ------------                   -------------
         Total current assets                                                    2,826,664                       2,854,523
Plant and equipment, net                                                         1,336,467                       1,431,931
Precious metals                                                                    279,248                         279,248
Other assets                                                                       148,213                         149,503
                                                                              ------------                   -------------
         Total assets                                                         $  4,590,592                   $   4,715,205
                                                                              ============                   =============

Liabilities and Shareholders' Equity

Current liabilities:
    Note payable - Bank                                                       $     97,500                   $      92,500
    Current obligations under capital leases                                        61,586                          73,399
    Accounts payable and accrued liabilities                                       708,587                         640,943
    Advances from customers                                                        123,023                          73,244
    Other current liabilities                                                       34,270                          48,865
                                                                              ------------                   -------------
         Total current liabilities                                               1,024,966                         928,951
Note payable - Bank                                                                197,500                         227,500
Obligations under capital leases                                                    14,418                           4,751
Secured Promissory Notes                                                           250,000                         250,000
Subordinated Convertible Notes                                                   1,203,261                       1,203,261
Unsecured Demand Convertible Note                                                  100,000                         100,000
Note payable - Shareowner                                                          566,049                         566,049
                                                                              ------------                   -------------
         Total liabilities                                                       3,356,194                       3,280,512
                                                                              ------------                   -------------
Commitments (Note 10)
Shareholders' equity:
    Common stock: $.01 par value; 2,121,571 shares issued                           21,216                          21,216
    Capital in excess of par value                                               6,051,791                       6,051,791
    Accumulated deficit                                                         (4,786,809)                     (4,586,514)
                                                                              ------------                   -------------
                                                                                 1,286,198                       1,486,493
    Less - Common stock in treasury,
        at cost (12,300 shares at March 31, 1997;
        and at December 31, 1996)                                                  (51,800)                        (51,800)
                                                                              ------------                   -------------
         Total shareholders' equity                                              1,234,398                       1,434,493
                                                                              ------------                   -------------
         Total liabilities and shareholders' equity                           $  4,590,592                   $   4,715,205
                                                                              ============                   =============

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                   1997                           1996
                                                                            --------------                  --------------
Revenues:
    Net product sales                                                       $    1,048,172                  $    1,149,229
    Contract research and development                                              105,126                         130,808
                                                                            --------------                  --------------
                                                                                 1,153,298                       1,280,037
                                                                            --------------                  --------------
Costs and expenses:
    Cost of goods sold                                                             796,611                         961,905
    Contract research and development expenses                                     106,467                         132,670
    Selling, general and administrative expenses                                   359,588                         295,682
    Internal research and development expenses                                      27,874                          25,693
                                                                            --------------                  --------------
                                                                                 1,290,540                       1,415,950
                                                                            --------------                  --------------
        Operating (loss)                                                          (137,242)                       (135,913)

Other income (expense):
    Interest expense                                                               (65,204)                        (74,801)
    Interest and other income, net                                                   2,151                          10,824
                                                                            --------------                  --------------
        Net (loss)                                                                (200,295)                       (199,890)
Accumulated deficit, beginning of period                                        (4,586,514)                     (4,212,740)
                                                                            --------------                  --------------
Accumulated deficit, end of period                                          $   (4,786,809)                 $   (4,412,630)
                                                                            ==============                  ==============
Net (loss) per share                                                               $(0.09)                         $(0.09)
                                                                            ==============                  ==============
Weighted average shares outstanding                                              2,109,271                       2,108,737
                                                                            ==============                  ==============


                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                   1997                           1996
                                                                            --------------                  --------------
Cash flows from operating activities:
    Net income (loss)                                                       $     (200,295)                 $     (199,890)
                                                                            --------------                  --------------
Adjustments to reconcile net (loss) to
    cash provided by (used in)
    operating activities:
        Depreciation and amortization                                              131,076                         139,531
        Noncash interest                                                                 -                          40,692
        Gain on sale of equipment                                                        -                          (8,621)

    Changes in assets and liabilities:
        Accounts receivable                                                         95,742                          95,508
        Inventories                                                                (66,101)                        (3,810)
        Unbilled contract costs                                                     (9,454)                         14,029
        Other current assets                                                        (5,480)                        (22,120)
        Precious metals                                                               -                               -
        Other assets                                                                  (782)                        (14,346)
        Accounts payable and accrued liabilities                                    90,334                          31,829
        Advances from customers                                                     49,779                          50,953
        Other current liabilities                                                  (14,595)                        (14,784)
                                                                            --------------                  --------------
           Total adjustments                                                       270,519                         308,861
                                                                            --------------                  --------------
           Net cash provided by operating activities                                70,224                         108,971
                                                                            --------------                  --------------

Cash flows from investing activities:
        Capital expenditures                                                       (33,540)                        (65,084)
        Proceeds from sale of equipment                                                -                           299,180
                                                                            --------------                  --------------
           Net cash provided by (used in) investing activities                     (33,540)                        234,096
                                                                            --------------                  --------------
Cash flows from financing activities:
        Principal payments of note payable - Bank                                  (25,000)                        (15,000)
        Principal payments of capital lease obligations                            (24,836)                       (103,247)
                                                                            --------------                  --------------
Net cash (used in) financing activities                                            (49,836)                       (118,247)
                                                                            --------------                  --------------
Net increase (decrease) in cash and cash equivalents                               (13,152)                        224,820
Cash and cash equivalents at beginning of period                                   194,577                          37,981
                                                                            --------------                  --------------
Cash and cash equivalents at end of period                                  $      181,425                  $      262,801
                                                                            ==============                  ==============


                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -       SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1996 and 1995 and for the years then ended and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. The effect of common stock equivalents has been excluded from the computation because their effect is antidilutive.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on INRAD's reported EPS amounts. This Statement is effective for INRAD's financial statements for the year ended December 31, 1997

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the three months period ended March 31, 1997, the Company used 76% as its estimate cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 76% better approximates the expected 1997 annual cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1997 and the anticipated annual level of product shipments and related costs.

For the three months period ended March 31, 1996, the Company used 83.7% as its estimate cost of goods sold percentage.

NOTE 3 - DEBT

Note Payable - Shareowner

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the quarter ended March 31, 1997, the Company did not make any interest payments. The Company expects to make the required quarterly interest payments in 1997 and, subject to adequate cash flow, any deferred payments.

Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to April 1, 1998.


Unsecured Demand Convertible Note

Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 1998.


Secured Promissory Note

Although by its terms the Note is due on July 8, 1997, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 1998.

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

Net Product Sales

Net sales for the first quarter of 1997 decreased $101,000, or 9% from the comparable quarter in 1996. International shipments in the first three months of 1997 were $245,000 (23% of total shipments) compared to $162,000 (14%) for the first three months of 1996. International sales increased over the prior year due to an increase in bookings of new overseas orders. Product sales during the first quarter of 1997 were less than the prior year because bookings were down in the first quarter of 1997 as compared with the first quarter of 1996, particularly orders shipable on a short term basis.

The backlog of unfilled product orders was $1,943,000 at March 31, 1997, compared with $1,672,000 at December 31, 1996 and $2,367,000 at March 31, 1996.

Cost of Goods Sold

For the three months ended March 31, 1997, the Company used 76% as its estimated cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 76% better approximates the expected 1997 annual cost of cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1997 and the anticipated annual level of product shipments and related costs.

For the three month period ended March 31, 1996, the Company used 83.7% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $105,000 for the three months ended March 31, 1997, compared to $131,000 for the three months ended March 31, 1996. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 1997 were $106,000 compared to $133,000 for the comparable 1996 quarter. Revenues decreased from 1996 to 1997 due to a lower backlog of contracts. The Company intends to focus its future funded efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $331,000 at March 31, 1997, compared with $75,000 at December 31, 1996 and $357,000 at March 31, 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $64,000, or 22%, in the first quarter of 1997. The increase is due primarily to higher selling expenses, including sales salaries, due to the addition of a sales person, and a lower allocation of general and administrative expenses to contract research and development. Subject to availability of resources, the Company expects to increase certain selling costs in 1997.


Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1997 were $28,000 compared to $26,000 for the quarter ended March 31, 1996. The Company is focusing its internal Research and Development efforts in 1997 on a few new products with short development cycles.


Interest Expense

Interest expense was $65,000 and $75,000 for the quarters ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January, 1997, and 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. The Company's cash flow requirements will increase in 1997 because the Company must begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. Subject to adequate cash flow, the Company may be able to resume interest payments to its principal shareowner. During the quarter ended March 31, 1997, the Company did not make any quarterly interest payments to the shareowner.

Capital expenditures, including internal labor and overhead charges, for the three months ended March 31, 1997 and 1996 were $34,000 and $65,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the first quarter ended March 31, 1997 and for each of the three years in the period ended December 31, 1996, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. Management expects that cash flow from operations will provide adequate liquidity for the Company's operations in 1997. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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

                           INRAD, Inc.


                           By: /s/  Warren Ruderman
                               -------------------------------------
                               Warren Ruderman
                               President and Chief Executive Officer


                           By: /s/  James L. Greco
                               -------------------------------------
                               James L. Greco
                               Controller
                               (Chief Accounting Officer)

Date:   May 14, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INRAD, Inc.

                           By:
                               -------------------------------------
                                Warren Ruderman
                                President and Chief Executive Officer

                           By:
                               -------------------------------------
                                James L. Greco
                                Controller
                                (Chief Accounting Officer)

Date:   May 14, 1997