Form 10-Q
period 1997-06-30
INRAD INC
filed 1997-08-12
CIK 719494

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1997
                                  -------------

                                          OR
[                ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_____________

Commission file number                 0-11668
                         ------------------------------------

                                     INRAD, INC.
           --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         NEW JERSEY                                       22-2003247
------------------------                         -----------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
      or organization)                              Identification Number)

              INRAD, INC.  181 LEGRAND AVENUE, NORTHVALE, NJ  07647
       --------------------------------------------------------------------
                     (Address of principal executive offices)
                                    (Zip Code)

                                    (201) 767-1910
         --------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

       -----------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

               Common shares of stock outstanding as of July 30, 1997:

                                   2,109,271 SHARES

                                     INRAD, Inc.
                                        INDEX

                                                                          PAGE
                                                                         NUMBER

Part I.  FINANCIAL INFORMATION................................................1


    Item 1.   Financial Statements:

              Consolidated Balance Sheets as of June 30, 1997
              (unaudited) and December 31, 1996...............................1

              Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 1997 and 1996 (unaudited).................2

              Consolidated Statement of Cash Flows for the Six Months Ended
              June 30, 1997 and 1996 (unaudited)..............................3

              Notes to Consolidated Financial Statements......................4

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................6

Part II. OTHER INFORMATION....................................................9

    Item 6.   Exhibits and Reports on Form 8-K................................9

SIGNATURES  ..................................................................10

                          PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     INRAD, INC.
                             CONSOLIDATED BALANCE SHEETS


                                             (UNAUDITED)
                                                JUNE 30,        DECEMBER 31,
                                                 1997              1996
                                                 ----              ----
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents               $    104,401        $    194,577
    Certificate of Deposit                        70,000              70,000
    Accounts receivable, net                     674,475             735,160
    Inventories                                1,828,067           1,735,144
    Unbilled contract costs                       92,434              59,350
    Other current assets                          61,522              60,292
                                             -----------        ------------
    TOTAL CURRENT ASSETS                       2,830,899           2,854,523

PLANT AND EQUIPMENT, NET                       1,225,632           1,431,931
PRECIOUS METALS                                  279,247             279,248
OTHER ASSETS                                     167,060             149,503
                                             -----------        ------------
    TOTAL ASSETS                             $ 4,502,838        $  4,715,205
                                             -----------        ------------
                                             -----------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable - Bank                      $   105,000        $     92,500
    Current obligations under capital leases      37,820              73,399
    Accounts payable and accrued liabilities     858,056             640,943
    Advances from customers                      131,730              73,244
    Other current liabilities                     19,654              48,865
                                             -----------        ------------
    TOTAL CURRENT LIABILITIES                  1,152,260             928,951
Note payable - Bank                              167,500             227,500
Obligations under capital leases                  12,576               4,751
Secured Promissory Notes                         250,000             250,000
Subordinated Convertible Notes                 1,203,261           1,203,261
Unsecured Demand Convertible Note                100,000             100,000
Note payable - Shareowner                        566,049             566,049
                                             -----------        ------------
    TOTAL LIABILITIES                          3,451,646           3,280,512
                                             -----------        ------------
Commitments

Shareholders' equity:
    Common stock: $.01 par value;
     2,121,571 shares issued                      21,216              21,216
    Capital in excess of par value             6,051,791           6,051,791
    Accumulated deficit                       (4,970,015)         (4,586,514)
                                             -----------        ------------
                                               1,102,992           1,486,493
    Less - Common stock in treasury,
    at cost (12,300 shares at June 30, 1997
    and at December 31, 1996)                    (51,800)            (51,800)
                                             -----------        ------------
         TOTAL SHAREHOLDERS' EQUITY            1,051,192           1,434,693
                                             -----------        ------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY              $  4,502,838        $  4,715,205
                                             -----------        ------------
                                             -----------        ------------

                   See Notes to Consolidated Financial Statements.


                                                                 INRAD, INC.
                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   -------------------------
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----
REVENUES:
    Net product sales                          $ 1,254,063    $ 1,415,070    $ 2,302,235    $ 2,564,299
    Contract research and development               99,920        196,835        205,046        327,643
                                                 ---------      ---------      ---------      ---------
                                                 1,353,983      1,611,905      2,507,281      2,891,942
                                                 ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
    Cost of goods sold                             999,942      1,063,891      1,796,553      2,025,796
    Contract research and development expenses      97,006        194,127        203,473        326,797
    Selling, general and administrative expenses   342,227        344,357        701,815        640,039
    Internal research and development expenses      34,811         42,182         62,685         67,875
                                                 ---------      ---------      ---------      ---------
                                                 1,473,986      1,644,557      2,764,526      3,060,507
                                                 ---------      ---------      ---------      ---------
    OPERATING PROFIT (LOSS)                       (120,003)       (32,652)      (257,245)      (168,565)

Other income (expense):
    Interest expense                               (64,620)       (69,767)      (129,824)      (144,568)
    Interest and other income, net                   1,417          2,815          3,568         13,639
                                                 ---------      ---------      ---------      ---------
    NET INCOME (LOSS)                             (183,206)       (99,604)      (383,501)      (299,494)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD        (4,786,809)    (4,412,630)    (4,586,514)    (4,212,740)
                                                 ---------      ---------      ---------      ---------
ACCUMULATED DEFICIT, END OF PERIOD             $(4,970,015)   $(4,512,234)   $(4,970,015)   $(4,512,234)
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------

NET INCOME (LOSS) PER SHARE                        $(0.09)         $(0.05)       $(0.18)        $(0.14)
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------

WEIGHTED AVERAGE SHARES OUTSTANDING              2,109,271      2,109,271      2,109,271      2,109,004
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------


                     See Notes to Consolidated Financial Statements.

                                INRAD, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)



                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                     1997               1996
                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                            $ (383,501)         $(299,494)
                                                  ---------          ---------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                   264,552            279,064
    Noncash interest                                  -                 81,384
    Gain on sale of equipment                         -                 (8,621)

    CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable                              60,685            (21,830)
    Inventories                                     (92,923)           102,812
    Unbilled contract costs                         (33,084)            83,418
    Other current assets                             (1,230)            10,154
    Precious metals                                     -                  -
    Other assets                                    (22,247)           (14,893)
    Accounts payable and accrued liabilities        239,802             42,532
    Advances from customers                          58,486            (32,580)
    Other current liabilities                       (29,210)           (29,585)
                                                  ---------          ---------
    Total adjustments                               444,831            491,855
                                                  ---------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        61,330            192,361
                                                  ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (53,561)          (131,645)
    Proceeds from sale of equipment                   -                299,180
                                                  ---------          ---------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                    (53,561)           167,535
                                                  ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of note payable - Bank       (47,500)           (30,000)
    Principal payments of capital lease
      obligations                                   (50,445)          (131,450)
    Advance from shareowner                           -                  -
                                                  ---------          ---------
    NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                    (97,945)          (161,450)
                                                  ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                     (90,176)           198,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    194,577             37,981
                                                  ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  104,401          $ 236,427
                                                  ---------          ---------
                                                  ---------          ---------


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

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on INRAD's reported EPS amounts. This Statement is effective for INRAD's financial statements for the year ended December 31, 1997.

NOTE 2 -INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30, 1997, the Company used 78% as its estimated cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 78% better approximates the expected 1997 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1997 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1996, the Company used 79% as its estimated cost of goods sold percentage.

NOTE 3 -DEBT

NOTE PAYABLE - SHAREOWNER

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the six month period ended June 30, 1997, the Company did not make any interest payments. Subject to adequate cash flow, the Company expects to make the remaining quarterly interest payments in 1997.


Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to July 1, 1998.

UNSECURED DEMAND CONVERTIBLE NOTE

Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to July 1, 1998.

SECURED PROMISSORY NOTE

Although by its terms the Note is due on July 8, 1997, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to July 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information contains forward-looking statements, including statements with respect the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inabilities to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the second quarter may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

NET PRODUCT SALES

Net sales for the second quarter of 1997 decreased $161,000, or 11%, from the comparable quarter in 1996, and net sales for the six months ended June 30, 1997 decreased $262,000, or 10%, from the comparable 1996 period. International shipments in the first six months of 1997 were $404,000 (18% of total shipments) compared to $477,000 (19%) for the first six months of 1996. Product sales during the six months ended June 30, 1997 were less than the prior year because bookings were down, particularly bookings shippable on a short term basis. During the second quarter of 1997, shipments were less than in the comparable quarter in 1996, while bookings increased during that same period. Most of the increased bookings were not shippable during the quarter, but will be in the future.


The backlog of unfilled product orders was $2,147,000 at June 30, 1997, compared with $1,672,000 at December 31, 1996 and $2,000,000 at June 30, 1996.

COST OF GOODS SOLD

For the six month period ended June 30, 1997, the Company used 78% as its estimated cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 78% better approximates the expected 1997 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1997 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1996, the Company used 79% as its estimated cost of goods sold percentage.

CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues for the second quarter of 1997 decreased $97,000, or 49%, from the comparable quarter in 1996, and revenues for the six months ended June 30, 1997 and 1996 were $205,000 and $328,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended June 30, 1997 were $97,000 compared to $194,000 for the comparable 1996 quarter; expenses for the six month period ended June 30, 1997 and 1996 were $203,000 and $327,000, respectively. Revenues decreased from 1996 to 1997 due to a lower opening backlog of contracts. The Company expects to continue to focus its future efforts on funded programs closely aligned with its core business.

The Company's backlog of contract R&D was $629,000 at June 30, 1997, compared with $75,000 at December 31, 1996 and $162,000 at June 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $62,000 for the first six months of 1997. The increase is due primarily to higher selling expenses, including sales salaries, due to the addition of a sales person, increased advertising and travel, and a lower allocation of general and administrative expenses to contract research and development. During the second quarter of 1997, Selling, General and Administrative Expenses decreased $2,000 as compared to 1996. This decrease was due to less commissions on international sales offset by additional selling expenses for salaries, advertising and travel, and a lower allocation of general and administrative expenses to contract research and development.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 1997 were $35,000 compared to $42,000 for the quarter ended June 30, 1996. Expenses for the six months ended June 30, 1997 were $63,000 compared to $68,000 for the comparable 1996 period. The Company is focusing its internal research and development efforts in 1997 on a few new products with short development cycles.

INTEREST EXPENSE

Interest expense was $65,000 for the quarter ended June 30, 1997 compared to $70,000 for the quarter ended June 30, 1996, and $130,000 and $145,000 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January, 1997, and 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. The Company's cash flow requirements will increase in 1997 because the Company must begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. The first payment was due on June 15, 1997, and was not made.

Capital expenditures, including internal labor and overhead charges, for the six months ended June 30, 1997 and 1996 were $54,000 and $132,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the six month period ended June 30, 1997 and for each of the three years in the period ended December 31, 1996, the Company had losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent on its ability to generate sufficient cash flow from operations. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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

                         INRAD, Inc.


                         By: /s/  Warren Ruderman
                             ------------------------
                             Warren Ruderman
                             President and Chief Executive Officer



                         By: /s/  James L. Greco
                             ------------------------
                             James L. Greco
                             Controller
                             (Chief Accounting Officer)




Date:    August 12, 1997