Form 10-Q
period 1997-09-30
INRAD INC
filed 1997-11-12
CIK 719494

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  SEPTEMBER 30, 1997
                                -----------------------------------------------
                                          OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
                               ----------------------------       -------------
Commission file number                              0-11668
                               ------------------------------------------------
                                       INRAD, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              NEW JERSEY               22-2003247
--------------------------------------------- ----------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
           or organization)                      Identification Number)

                INRAD, INC.  181 LEGRAND AVENUE, NORTHVALE, NJ  07647
-------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                   (201) 767-1910
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
            (Former name, former address and formal fiscal year,
                        if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      ----       ----

       Common shares of stock outstanding as of October 28, 1997:

                            2,109,271 SHARES

                                INRAD, Inc.
                                  INDEX
                                                                    PAGE NUMBER

PART I.FINANCIAL INFORMATION........................................   1

    Item 1. Financial Statements:
            Consolidated Balance Sheet as of September 30,
            1997 (unaudited)and December 31, 1996...................   1

            Consolidated Statement of Operations for the Three
            and Nine Months Ended September 30, 1997 and 1996
            (unaudited).............................................    2

            Consolidated Statement of Cash Flows for the Nine
            Months Ended September 30, 1997 and 1996 (unaudited)....    3

            Notes to Consolidated Financial Statements..............    4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    6

PART II.OTHER INFORMATION...........................................    9

    Item 6. Exhibits and Reports on Form 8-K........................    9


SIGNATURES..........................................................   10

                 PART I.     FINANCIAL INFORMATION
         ITEM 1.     FINANCIAL STATEMENTS

                               INRAD, INC.
                       CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)
                                            SEPTEMBER 30,           DECEMBER 31,
                                               1997                   1996
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                $    172,447         $    194,577
    Certificate of Deposit                         70,000               70,000
    Accounts receivable, net                      751,132              735,160
    Inventories                                 1,656,964            1,735,144
    Unbilled contract costs                        91,996               59,350
    Other current assets                           23,794               60,292
                                             ------------          ------------
       TOTAL CURRENT ASSETS                     2,766,333            2,854,523
PLANT AND EQUIPMENT, NET                        1,115,451            1,431,931

PRECIOUS METALS                                   279,247              279,248
OTHER ASSETS                                      165,014              149,503
                                             ------------          ------------
       TOTAL ASSETS                          $  4,326,045          $  4,715,205
                                             ------------          ------------
                                             ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Note payable - Bank                      $    112,500          $    92,500
    Current obligations under capital leases      20, 611               73,399
    Accounts payable and accrued liabilities      825,574              640,943
    Advances from customers                        85,627               73,244
    Other current liabilities                      14,107               48,865
                                             ------------          ------------
       TOTAL CURRENT LIABILITIES                1,058,419              928,951

NOTE PAYABLE - BANK                               137,500              227,500
OBLIGATIONS UNDER CAPITAL LEASES                   10,670                4,751
SECURED PROMISSORY NOTES                          250,000              250,000
SUBORDINATED CONVERTIBLE NOTES                  1,203,261            1,203,261
UNSECURED DEMAND CONVERTIBLE NOTE                 100,000              100,000
NOTE PAYABLE - SHAREOWNER                         566,049              566,049
                                             ------------          ------------
       TOTAL LIABILITIES                        3,325,899            3,280,512
                                             ------------          ------------
COMMITMENTS
SHAREHOLDERS' EQUITY:
    Common stock: $.01 par value; 2,121,571
    shares issued                                  21,216               21,216
    Capital in excess of par value              6,051,791             6,051,791
    Accumulated deficit                        (5,021,061)           (4,586,514)
                                             ------------          ------------
                                                1,051,946             1,486,493
    Less - Common stock in treasury,
    at cost (12,300 shares at
    September 30, 1997 and at
    December 31, 1996)                           (51,800)               (51,800)
                                             ------------          ------------
         TOTAL SHAREHOLDERS' EQUITY            1,000,146              1,434,693
                                             ------------          ------------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                              $4,326,045             $4,715,205
                                             ------------          ------------
                                             ------------          ------------

                 See Notes to Consolidated Financial Statements.

                                 INRAD, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,

                                                       1997              1996          1997           1996
                                                    -----------      -----------   ------------  ------------

REVENUES:
    Net product sales                               $ 1,412,167      $ 1,307,043    $ 3,714,402  $  3,871,342
    Contract research and development                   109,925          122,973        314,971       450,616
                                                    -----------      -----------   ------------  ------------
                                                       1522,092        1,430,016      4,029,373     4,321,958

COSTS AND EXPENSES:
    Cost of goods sold                                1,059,631          995,181      2,856,184     3,020,977
    Contract research and development expenses          106,632          124,406        310,105       451,203
    Selling, general and administrative expenses        323,078          275,616      1,024,893       915,655
    Internal research and development expenses           25,001           61,877         87,686       129,752
                                                    -----------      -----------   ------------  ------------
                                                      1,514,342        1,457,080      4,278,868     4,517,587
                                                    -----------      -----------   ------------  ------------
       OPERATING PROFIT (LOSS)                            7,750          (27,064)      (249,495)     (195,629)

OTHER INCOME (EXPENSE):
    Interest expense                                    (63,895)         (70,439)      (193,719)     (215,007)
    Interest and other income, net                        5,098            2,733          8,666        16,372
                                                    -----------      -----------   ------------  ------------
       NET INCOME (LOSS)                                (51,047)         (94,770)      (434,548)     (394,264)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD             (4,970,015)      (4,512,234)    (4,586,513)   (4,212,740)
                                                    -----------      -----------   ------------  ------------
ACCUMULATED DEFICIT, END OF PERIOD                  $(5,021,062)     $(4,607,004)  $ (5,021,061)  $(4,607,004)
                                                    -----------      -----------   ------------  ------------
                                                    -----------      -----------   ------------  ------------
NET INCOME (LOSS) PER SHARE                              $(0.03)          $(0.05)        $(0.21)       $(0.19)
                                                    -----------      -----------   ------------  ------------
                                                    -----------      -----------   ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                   2,109,271        2,109,271      2,109,271     2,109,093
                                                    -----------      -----------   ------------  ------------
                                                    -----------      -----------   ------------  ------------


                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997                1996
                                                    -----               -----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                               $(434,548)        $(394,264)
                                                    ---------         ---------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                     398,028           418,596
    Noncash interest                                        -           123,269
    Gain on sale of equipment                          (3,800)           (8,621)

 CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable                               (15,971)          147,782
    Inventories                                        78,180           154,854
    Unbilled contract costs                           (32,645)           76,130
    Other current assets                               36,498            33,307
    Precious metals                                         0               754
    Other assets                                      (22,818)          (16,093)
    Accounts payable and accrued liabilities          207,321           (56,973)
    Advances from customers                            12,383           (47,770)
    Other current liabilities                         (34,757)          (35,128)
                                                    ---------         ---------
    Total adjustments                                 622,419           790,107
                                                    ---------         ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         187,871           395,843
                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (74,239)          (178,577)
    Proceeds from sale of equipment                    3,800            299,180
                                                    ---------         ---------
    NET CASH (USED IN) PROVIDED BY INVESTING
    ACTIVITIES                                        (70,439)          120,603
                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of note payable - Bank         (70,000)          (45,000)
    Principal payments of capital
    lease obligations                                 (69,562)         (156,448)

    NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                             (139,562)         (201,448)
                                                    ---------         ---------
NET  (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                           (22,130)          314,998

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                194,577            37,981
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $ 172,447         $ 352,979
                                                    ---------         ---------
                                                    ---------         ---------


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

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the nine month period ended September 30, 1997, the Company used 76.9% as its estimated cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 76.9% better approximates the expected 1997 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1997 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1996, the Company used 78% as its estimated cost of goods sold percentage.

NOTE 3 -  DEBT

NOTE PAYABLE - SHAREOWNER

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the nine month period ended September 30, 1997, the Company did not make any interest payments. The Company's ability to make the remaining quarterly interest payment in 1997 is subject to adequate cash flow.

Although by its terms the indebtedness to the shareowner is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full, which is expected to be on September 1, 1999. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to October 1, 1998.

UNSECURED DEMAND CONVERTIBLE NOTE

Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to October 1, 1998.

SECURED PROMISSORY NOTE

Although by its terms the Note is due on July 8, 1997, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The
Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to October 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability's to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the third quarter may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

NET PRODUCT SALES

Net sales for the third quarter of 1997 increased $105,000, or 8%, from the comparable quarter in 1996, and net sales for the nine months ended September 30, 1997 decreased $157,000, or 4%, from the comparable 1996 period. International shipments in the first nine months of 1997 were $512,000 (14% of total shipments) compared to $664,000 (17%) for the first nine months of 1996. Product sales during the nine months ended September 30, 1997 were less than the prior year because bookings were down, particularly bookings shippable on a short term basis. During the third quarter of 1997, shipments were more than the comparable quarter in 1996, while bookings were more than in 1996 for both the second and third quarters. Most of the increased bookings will be shippable in the future. The backlog of unfilled product orders was $2,250,000 at September 30, 1997, compared with $1,672,000 at December 31, 1996 and $2,004,000 at
September 30, 1996.

COST OF GOODS SOLD

For the nine month period ended September 30, 1997, the Company used 76.9% as its estimated cost of goods sold percentage. For the previous year, 1996, the actual cost of goods sold percentage was 74.8%. The Company believes 76.9% better approximates the expected 1997 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1997 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1996, the Company used 78% as its estimated cost of goods sold percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $109,000 for the first nine months of 1997. The increase is due primarily to higher selling expenses, including sales salaries, due to the addition of a sales person, increased travel, and a lower allocation of general and administrative expenses to contract research and development. During the third quarter of 1997, Selling, General and Administrative Expenses increased $47,000 as compared to 1996. This increase was due to additional selling expenses for salaries, advertising and travel.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended September 30, 1997 were $25,000 compared to $62,000 for the quarter ended September 30, 1996. Expenses for the nine months ended September 30, 1997 were $88,000 compared to $130,000 for the comparable 1996 period. The Company is focusing its internal research and development efforts in 1997 on a few new products with short development cycles.

INTEREST EXPENSE

Interest expense was $64,000 for the quarter ended September 30, 1997 compared to $70,000 for the quarter ended September 30, 1996, and $194,000 and $215,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

Capital expenditures, including internal labor and overhead charges, for the nine months ended September 30, 1997 and 1996 were $74,000 and $178,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the nine month period ended September 30, 1997 and for each of the three years in the period ended December 31, 1996, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to shareholders, including the principal shareholder, as further described in the Company's Annual Report on Form 10-K. the Company's liquidity is dependent on its ability to generate sufficient cash flow from operations. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

                      PART II.    OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits:

     11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

     27.  Financial Data Schedule.

(B)       Reports on Form 8-K:

          None

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





    Date:    November 12, 1997