Form 10-K405
period 1997-12-31
INRAD INC
filed 1998-03-30
CIK 719494

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended       DECEMBER 31, 1997
                          -----------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from______________________ to _______________________

Commission file number    0-11668
                      ---------------------------------------------------------

                                   INRAD, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW JERSEY                                  22-2003247
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                           Identification No.)

             181 LEGRAND AVENUE, NORTHVALE, NJ,          07647
-------------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                                 (201) 767-1910
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities Registered Pursuant to Section 12(b) of the Act:   NONE

        TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                     WHICH REGISTERED

-------------------------------------      ------------------------------------

-------------------------------------      ------------------------------------

         Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

         Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of March 11, 1998 was approximately $103,000.

          Common shares of stock outstanding as of March 11, 1998:

                                2,109,271 SHARES

                                                 INRAD, INC.

                            INDEX

                                                         PAGE

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


PART II

  Item 5.    Market for Registrant's Common Equity
             and Related Stockholder Matters...............8

  Item 6.    Selected Financial Data.......................9

  Item 7.    Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................9

  Item 7A.   Quantitative and qualitative discussion
             about market ................................15

  Item 8.    Financial Statements

             and Supplementary Data.......................15

  Item 9.    Changes In and Disagreements
             With Accountants On Accounting
             and Financial Disclosure.....................15


PART III

  Item 10.   Directors and Executive Officers
             of the Registrant............................16

  Item 11.   Executive Compensation.......................18

  Item 12.   Security Ownership of Certain
             Beneficial Owners and Management.............19

  Item 13.   Certain Relationships

             and Related Transactions.....................20

PART IV

  Item 14.   Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K...........21


Signatures................................................24

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

         The following table illustrates the Company's sales for each major category of its product line during the past three years:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                         1997                 1996                1995
                      ----------------------------------------------------------

CATEGORY                 SALES       %        SALES        %      SALES        %
--------                 -----       -        -----        -      -----        -
                           $                    $                   $

Crystals &
 Crystal Components    3,934,178     73     3,563,983     62    3,263,759     60

Systems &
 Instruments           1,048,877     19     1,677,092     29    1,083,670     20

Contract Research &
 Development             436,374      8       489,930      9    1,084,609     20
                         -------              -------          ----------
  TOTAL               $5,419,429    100    $5,731,005    100   $5,432,038    100
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

         The Company has developed and produces a line of Autocorrelators which can measure extremely short laser pulses. Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high speed electronics, ultrafast lasers and laser diodes for communications. The Model 5-14LD Autocorrelator is capable of measuring laser pulsewidths from 50 femtoseconds to 75 picoseconds from any type of laser system, and has the highest sensitivity of any commercial autocorrelator. The Model 5-14BX Autocorrelator can measure in real time the pulsewidth of high repetition rate lasers. By using a combination of precision mechanical and optical engineering in conjunction with a computer interface, this autocorrelator is ideal for setting up and monitoring fast and ultrafast lasers.

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

RESEARCH AND DEVELOPMENT

         The Company's research and development activities currently focus on developing new proprietary products as well as new end uses for its existing products. The Company is primarily engaged in research on crystal growth, harmonic generation, and electro-optics. This combination allows the Company to introduce new products based on crystals developed within the Company. A staff of eleven scientists and engineers, including five at the Ph.D. level, enables the Company to develop new crystals, devices and instruments and also to participate in sponsored research.

         Company-funded research expenditures during the years ended December 31, 1997, 1996, and 1995 were $114,021 (2.2% of net product sales), $170,750
(3.3% of net product sales), and $305,626 (7.0%),respectively.

         In 1990 the Company established a Federal Research and Development Program Group in order to augment its own funded R&D efforts. This group actively seeks government support in technical areas in which the Company has expertise, and which have promise for the development of new commercial products for which the government has requirements. Scientific, manufacturing and support personnel from within the Company are assigned to the Federal R&D Group to carry out government funded programs.

         The Federal R&D Programs Group has been particularly successful in winning awards under the Federal Small Business Innovative Research (SBIR) Program. These programs have led to several inventions and the Company has been awarded ten U.S. patents, and has filed additional applications. The Company is seeking strategic partners to commercialize some of the technologies developed from these programs.

         During 1997, 1996 and 1995, the Company was awarded funded R&D programs totaling approximately $945,000, $152,000, and $316,000, respectively. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.

         Revenues from contract research and development were $436,374, $489,930, and $1,084,609 during the years ended December 31, 1997, 1996, and 1995, respectively. The Company expects to continue seeking new government-sponsored programs, as well as joint programs with certain of its customers, in technical areas related to its core business.

MARKETS

         In 1997, 1996 and 1995 the Company's domestic product sales were made to end users in the following market areas:

         MARKET                   1997     1996     1995
         ------                   ----     ----     ----

         Industrial                77%      66%       67%
         Universities               9%      13%        7%
         National Laboratories      4%       8%        9%
         Government                10%      13%       17%
                                   ---     ----      ----
         Total Domestic           100%     100%      100%
                                  ====     ====      ====

         In recognition of the sharp reductions in the U.S. defense budgets, the Company has refocused its marketing strategy to place a greater emphasis on industrial, medical and scientific applications. This change in emphasis has resulted in a larger percentage of sales to industrial users.

         The Company does not have similar information about the end use of products sold abroad. Export sales primarily to customers in Canada, Europe, Near East and the Pacific Rim, amounted to 16% of total product sales in 1997, 16% in 1996, and 19% in 1995. No foreign customer accounted for over 10% of net product sales in 1997, 1996 or 1995. One U.S. customer accounted for 14%, 12% and 11% of net product sales in 1997, 1996 and 1995 respectively. One other U.S. customer accounted for 11% of net product sales in both 1996 and 1995. Additionally, one other customer accounted for over 10% of net product sales in 1995.

LONG-TERM CONTRACTS

         Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period which may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

MARKETING

         The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales. Independent sales agents are used in major overseas markets, including Canada, Europe, Near East and the Pacific Rim.

         The current sales staff consists of four degreed professionals plus support personnel. The Company plans to continue it sales and marketing program in 1998, which includes advertising, trade show participation, development of additional marketing materials, and greatly increased contact with existing and potential customers.

In addition the Company intends to increase its sales staff.

BACKLOG

         The Company's order backlog as of December 31, 1997 included approximately $1,862,000 of product orders and $573,000 of contract R&D, most of which is scheduled to be completed in 1998. On December 31, 1996, the backlog included $1,672,000 of product orders and $75,000 of contract R&D.

COMPETITION

         The Company believes that there are relatively few companies which offer the wide range of products sold by the Company. Within each product category, however, there is competition. Although price is the principal factor in certain product categories, the principal means of competition in most product categories are not only price, but also include product design, product performance, quality, delivery and customer service. Based on its performance to date, the Company believes that it can compete successfully in terms of price, product design, product performance, quality and customer service although no assurances can be given in this regard.

EMPLOYEES

         As of December 31, 1997, the Company had 53 full-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, sick leave and paid holidays and vacations to its employees and has paid year-end bonuses to employees in certain years. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

PATENTS AND LICENSES

         The Company holds United States patents for: a chemical process involving the use of zeolites for regioselective photochlorination; a composite membrane for the photochemical degradation of organic contaminants in ground water; a chemical process for selective functionalization of fullerenes; a unique chemical reactor; and zeolite membranes able to effect separations at high temperatures. The Company is seeking strategic partners to commercialize, license or sell these patented technologies.

         The company recently received a U.S. patent for a Thermal Conductivity Meter (t-Master) that the company has begun to market principally to the semiconductor industry. The t-Master, which is useful for the measurement of the thermal conductivity of thin films, was recognized by a 1997 R&D 100 award as one of the year's 100 most technologically significant products and processes.

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

Item 2.  PROPERTIES.

         The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2001. The Company has an option to renew the lease for one additional term of five years. The 1997 annual rent was approximately $196,000. The Company also paid real estate taxes and insurance premiums which aggregated approximately $41,000 during 1997.

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

         The following table sets forth the range of Bid prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1996, through the quarter ended December 31, 1997 as reported by the National Association of Securities Dealers Nasdaq System:

                                                      BID PRICE
                                                HIGH              LOW

         Quarter ended March 31, 1997.......... 9/32             9/32

         Quarter ended June 30, 1997........... 9/32             9/32

         Quarter ended September 30, 1997...... 9/32             9/32

         Quarter ended December 31, 1997....... 17/32            9/32

         Quarter ended March 31, 1996........... 3/8              1/4

         Quarter ended June 30, 1996........... 5/16              1/4

         Quarter ended September 30, 1996...... 5/16              1/4

         Quarter ended December 31, 1996....... 5/16              1/4



Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

         (b)   HOLDERS.

         As of March 11, 1998, there were 175 record owners of the Common Stock.

         (c)   DIVIDENDS.

         The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 1997, 1996 or 1995. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company's loan agreement with its bank currently prohibits it from paying dividends. The Company does not anticipate paying cash dividends in the immediate future.

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

                                          As of December 31, or
                                     For the Year Ended December 31,
                                     -------------------------------
                              1997               1996                1995               1994               1993
                              ----               ----                ----               ----               ----
                                $                  $                   $                  $                  $
Revenues                      5,419,429          5,731,005           5,432,038          5,995,919          6,244,774

Net Loss                       (572,121)          (373,774)           (968,878)          (873,394)        (1,807,106)

Net Loss per
  Common Share               (0.27)             (0.18)              (0.46)             (0.41)             (1.27)

Dividends
  Paid                        None               None                None               None               None

Total
  Assets                      4,093,459          4,715,205           5,296,044          6,083,264          7,535,448

Long-Term
  Obligations                 2,257,153          2,351,561           2,359,131            934,420          1,689,965

Shareholders'
  Equity                        862,572          1,434,693           1,808,467          2,677,345          3,550,739


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

         The following information contains forward-looking statements, including, statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability's to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

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

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                         1997         1996         1995
                                         ----         ----         ----
                                          %             %            %
Revenues:
   Net product sales                     91.9         91.5         80.0
   Contract research and development      8.1          8.5         20.0
                                        -----         ----        -----
                                        100.0        100.0        100.0
   Interest and other income              0.2          0.3          0.3
                                        -----        -----        -----
                                        100.2        100.3        100.3

=======================================================================
Costs and expenses:
   Cost of goods sold*                   77.6         74.8         83.7
   Plant consolidation costs             --           --            1.7
   Contract research and
     development*                       100.3        102.5         97.7
   Selling, general and
     administrative expenses             24.5         21.7         19.0
   Internal research and
     development**                        2.2          3.3          7.0
   Interest expense                       4.7          4.9          5.3
=======================================================================
Net loss                                (10.6)        (6.5)       (17.8)

 *  calculated as a percentage of their respective revenues
**  calculated as a percentage of net product sales

         NET PRODUCT SALES

         Net product sales were $4,983,055, $5,241,075, and $4,347,429 in 1997,
1996 and 1995, respectively. Product sales in 1997 were 5% less than the prior year due to bookings being less in the first half of 1997 as compared to the same period of 1996. Product sales in 1996 were 20% greater than in 1995 due to a sales and marketing program that began early in 1996.

         International sales, as a percentage of total product sales, were 16%, 16%, and 19% for 1997, 1996, and 1995, respectively. The dollar value of international sales decreased in 1997 as compared to 1996. The dollar value of international sales increased in 1996 as compared to 1995.

         The Company's backlog of product orders as of December 31, 1997 was approximately $1,862,000, compared to approximately $1,672,000 at December 31, 1996.

         COST OF GOODS SOLD

         As a percentage of net product sales, cost of goods sold was 77.6%, 74.8% and 83.7% for the years ended December 31, 1997, 1996 and 1995, respectively. The Company continued its efforts to monitor expenses in 1997. The increase in the cost of goods sold percentage from 1996 to 1997 is attributable to less sales compared to relatively fixed costs such as wages, depreciation and rent. The decrease from 1995 to 1996 is increased sales compared to relatively fixed costs.

         Prices for raw materials and purchased components have been relatively stable in 1997 and 1996, while labor costs rose in both years.

         CONTRACT RESEARCH AND DEVELOPMENT

         Contract research and development revenues were $436,374, $489,930, and $1,084,609 for the years ended December 31, 1997, 1996 and 1995, respectively. Related contract R&D expenditures, including allocated indirect costs, were $437,623, $502,367, and $1,059,668. Revenues decreased from 1996 to 1997 based on the Company's policy to focus its funded research efforts on programs closely aligned with its core business, and due to the low opening backlog. Revenues also decreased from 1995 to 1996 also as a result of the Company's policy to focus its funded research efforts on programs closely aligned with its core business. The programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs and, depending on their terms, recovery of general and administrative costs.

         The Company intends to continue focusing its future funded research efforts on programs closely aligned with its core business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in 1997 increased $83,844, or 6.7% compared to 1996, and in 1996 increased $211,530 or 20.5% compared to 1995. In 1997, selling salaries, travel and advertising increased and the Company allocated a lower amount to contracts; these increases in costs were partially offset by lower commissions. In 1996, selling salaries and commissions increased and the Company allocated a lower portion of G&A costs to contracts; these increases were partially offset by lower professional fees and a reduction in rent costs. Subject to availability of resources, the Company expects to increase certain selling costs in 1998, including additional sales staff.

         INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for 1997 were $114,022 (2.2% of product sales) compared with 1996 expenditures of $170,750 (3.3% of product sales. R&D expenses for 1995 were $305,626 (7.0% of product sales).

         During 1997, the Company continued to focus its internal research and development efforts on a few new products with short development cycles. As a result, R&D expenditures decreased in 1997. This level is expected to continue in 1998.

         INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1997, the Company had a net deferred tax asset of $2,523,000, the primary component of which was its significant net operating loss carryforward. The Company has established a valuation allowance to fully offset this deferred tax asset in the event that operating losses continue and make it uncertain that the tax asset will be realized.

         YEAR 2000

         The company is conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and will develop an implementation plan to resolve the issue. The year 2000 issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose significant problems. However, if such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company.

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

The new agreement requires monthly principal payments of $10,000 for January, 1997, and 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (8.50% at December 31, 1997) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement. The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Chase Manhattan Bank also agreed to waive any defaults which existed under the previous facility. Borrowings are secured by accounts receivable and the personal guarantee of the Company's principal shareowner.

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

         In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. The first six semiannual interest payments due under the Note are payable in the form of additional notes and do not require a cash outlay. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. The proceeds from issuance of the Subordinated Notes, Warrants and Demand Note were used to reduce short-term liabilities, including trade debt. Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the Company's December 31, 1997 balance sheet because the Note holder has agreed not to demand payment prior to January 1, 1999.

         In 1993, the Company raised $1,000,000 in new capital from a private investment group through the issuance of $746,215 of seven-year 10% subordinated convertible notes and 203,028 shares of common stock. The first six semi-annual interest payments due under the note were payable in the form of additional notes and did not require a cash outlay. In 1997 the Company was required to begin making cash interest payments. The two semiannual payments of $50,000 that were due in 1997 were not made and the debt holder has agreed not to request payment prior to July 15, 1998. The interest obligation has been accrued by the Company and is included in accounts payable and accrued interest.

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

         In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $57,000, $72,000 and $72,000 in 1997, 1996 and 1995 respectively.
This note has been classified as noncurrent in the Company's December 31, 1997 Balance Sheet because the note holder has agreed not to demand payment prior to January 1, 1999.

         The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes is July 8, 1997. This note has been classified as noncurrent in the Company's December 31, 1997 Balance Sheet because the note holder has agreed not to demand payment prior to January 1, 1999.

         Because of the circumstances described below relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

         Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 1997, 1996 and 1995 were $86,000, $238,000 and $166,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

OVERVIEW OF FINANCIAL CONDITION

         As shown in the accompanying financial statements, the Company reported a net loss of approximately $572,000 for the year ended December 31, 1997, and also incurred losses in 1996 and 1995. During the past three years, the Company's working capital requirements were met in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner and the sale of certain non-operating assets.

         Where possible, the Company will continue to reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations will provide adequate liquidity for the Company's operations in 1998. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek additional financing to supplement the cash flow.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 in the accompanying financial statements (see also Liquidity and Capital Resources under this Item 7).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK.

         Not applicable

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

                        Director           Positions; Business
Name and Age            Since              Experience
------------            ----               ----------

Warren Ruderman,        1973               Chairman of the Board of
  78                                         Directors, President and Chief
                                             Executive Officer (1973 -
                                             Present).

William B. Maxson,      1989               Consultant (1990 - Present);
  67                                         Vice President (1984-1990), Air
                                             Force Programs Cypress
                                             International (marketing and
                                             business development firm);
                                             Officer, United States Air Force
                                             (1952 - 1984), retiring with rank
                                             of Major General in 1984.

Donald H. Gately,       1995               Management Consultant
  78                                         (1990 - 1994); Chief
                                             Operating Officer, Datamax
                                             Corporation (1994 - 1996)

Aaron Dean              1996               Financial Analyst and Vice
  36                                         President(1996 - Present)
                                             Prudential Securities
                                             (investment banking firm);
                                             Vice President (1995 - 1996)
                                             M.D. Sass Associates
                                             (investment banking firm);
                                             Vice President (1990 - 1995)
                                             Arnhold and S. Bleichroeder,
                                             Inc. (investment banking
                                             firm).

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions and offices with the Company held by each such person:

                           Officer            Positions and Offices
Name and Age               Since              With the Company
------------               -----              ----------------

Warren Ruderman, 78        1973...............Chairman of Board of Directors
                                              President and Chief Executive
                                              Officer

Maria Murray, 40           1995...............Vice President - Marketing
                                              and Sales

James Greco, 41            1996...............Controller and Secretary

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

Item 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth, for the years ended December 31, 1997, 1996 and 1995, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company's Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

                                                               LONG-TERM
                                     ANNUAL COMPENSATION(A)    COMPENSATION
NAME AND CURRENT                     ----------------------    ------------      ALL OTHER
PRINCIPAL POSITION           YEAR      SALARY       BONUS      OPTIONS GRANTED   COMPENSATION ($)
------------------           ----      ------       -----      ---------------   ----------------
Warren Ruderman,             1997       $130,000     none        none              none
President and Chief
Executive Officer
                             1996       $130,000     none        none              none

                             1995       $130,000     none        none              none

(A) During the periods covered, no Executive Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

COMPENSATION OF DIRECTORS

Each non-employee director is paid $500 for each board meeting they attend, and $250 for each conference call meeting in which they participate.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of the only individuals or entities known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1998. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

                                                                   Percent of
Name and Address                Number of shares                  Common Stock
------------------------------------------------------------------------------

Warren Ruderman(1)                 1,106,400                          52.5
c/o INRAD, Inc.
181 Legrand Avenue
Northvale, NJ  07647

Clarex, Ltd.                       1,969,874  (2)                     52.4
c/o Bank of Nova Scotia
  Trust Company Bahamas Ltd.
PO Box N1355
Nassau, Bahamas

Hoechst Celanese Corp.               300,000                          14.2
Routes 202-206 North
Box 2500
Somerville, NJ  08876

William F. Nicklin                   210,527  (3)                      9.6
33 Grand Avenue
Newburgh, NY  12550

William Maxson                         3,162  (4)                      0.1
c/o INRAD, Inc.

Donald H. Gately                      16,417  (5)                      0.8
c/o INRAD, Inc.

Aaron Dean                            61,675  (6)                      2.9
c/o INRAD, Inc.

Directors and Executive            1,209,204  (7)                     55.0
  Officers as a group
  (6 persons)

    (1) By virtue of his shareholdings, Warren Ruderman may be deemed to be a "parent" of the Company as that term is defined in the Rules and Regulations of the Securities Act of 1933, as amended.

    (2) Including 1,646,846 shares subject to options, warrants or convertible notes exercisable or convertible within 60 days.

    (3) Including 80,000 shares subject to convertible notes convertible within 60 days.

    (4)  Including 1,500 shares subject to options exercisable within 60 days.

    (5)  Including 16,417 shares subject to warrants within 60 days.

    (6)  Including 51,675 shares subject to warrants within 60 days.

    (7)  Including 91,092 shares subject to options or warrants within 60 days.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $57,000, $72,000 and $72,000 in 1997, 1996 and 1995,
respectively.

         Repayment of the shareowner loan has been subordinated to the prior repayment of the Company's indebtedness to Chase Manhattan Bank and to other secured indebtedness of the Company. The principal shareowner has guaranteed borrowings under the Company's existing credit facility with Chase Manhattan Bank. By mutual informal agreement, the Company has deferred certain interest payments to its principal shareholder. During the year ended December 31, 1997, the Company did not make any quarterly interest payments. Subject to adequate cash flow, the Company will continue to make interest payments to its principal shareholder. Although by its terms the indebtedness to the shareholder is due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareholder loan has been classified as noncurrent in the accompanying balance sheet because the shareholder has agreed not to demand payment prior to January 1, 1999.

         During the years ended December 31, 1997, 1996 and 1995 approximately 4%, 8% and 9%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

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

                                                    Exhibit No.
Present                                             in Registration
Exhibit                                             Statement or
No.           Description of Exhibit                or Amendments
-------       ----------------------                ---------------

3.1           Restated Certificate of               3.1 of Amendment No. 1.
              Incorporation, as amended.

3.2           By-laws, as amended.                  3.2 of Amendment No. 1.

10.4          License agreement, dated September    10.11 of Amendment No. 1.
              1981, between the Company and
              Lambda Physik.

10.5          Key-Man Insurance Policy on the       10.12 of Amendment No. 2.
              life of Warren Ruderman.

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


The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the quarter ended December 31, 1995:

10.13 Amendment and Waiver Agreement between INRAD and Chase Manhattan Bank dated August 31, 1995.

10.14 Subordinated Convertible Note dated April 9, 1995 between Clarex Limited and INRAD, Inc.

10.15 Unsecured Demand Convertible Promissory Note dated September 27, 1995 between Clarex Limited and INRAD, Inc.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the quarter ended December 31, 1996:

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

22.1     Subsidiaries of the Company

23.1     Consent from Price Waterhouse LLP

23.2     Consent from Grant Thornton LLP

27.1     Financial Data Schedule

The following exhibits form an attachment to this report:

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

                                               INRAD INC.

                                               By: /s/  Warren Ruderman
                                               Warren Ruderman, President
                                               and Chief Executive Officer

                                               Dated: March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                            DATE

/s/ Warren Ruderman         President, Chief                      March 26, 1998
-------------------         Executive Officer
Warren Ruderman             and Director (Principal
                            Executive Officer)

/s/ Aaron Dean              Director                              March 26, 1998
-------------------
Aaron Dean

/s/ Donald H. Gately        Director                              March 26, 1998
--------------------
Donald H. Gately

/s/ William B. Maxson       Director                              March 26, 1998
---------------------
William B. Maxson

/s/ James L. Greco          Controller and Secretary              March 26, 1998
------------------          (Principal Financial and
James L. Greco              Accounting Officer)

                                   INRAD, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

Reports of Independent Certified Public Accountants                     F-2 - F3

Consolidated Balance Sheets at December 31, 1997 and 1996                    F-4

Consolidated Statements of Operations for each of the three years
    in the period ended December 31, 1997                                    F-5

Consolidated Statement of Shareowners' Equity for each
    of the three years in the period ended December 31, 1997                 F-6

Consolidated Statements of Cash Flows for each of the three years
    in the period ended December 31, 1997                                    F-7

Notes to Consolidated Financial Statements                           F-8 to F-18






NOTE: All schedules are either not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
INRAD, Inc.

We have audited the accompanying consolidated balance sheet of INRAD, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareowners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INRAD, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

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

New York, New York
March 6, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors of INRAD, Inc.

In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in shareowners' equity for the year ended December 31, 1995 present fairly, in all material respects, the results of operations and cash flows of INRAD, Inc. and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of INRAD, Inc. for any period subsequent to December 31, 1995.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and cash outflows have been funded in part on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Price Waterhouse  LLP
Morristown, New Jersey
March 15, 1996

                                   INRAD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
ASSETS                                                                 1997               1996
------                                                                 ----               ----
CURRENT ASSETS:

      Cash and cash equivalents                                 $    209,142         $    194,577
      Certificate of deposit                                          70,000               70,000
      Accounts receivable, net                                       654,827              735,160
      Inventories                                                  1,546,541            1,735,144
      Unbilled contract costs                                        102,363               59,350
      Other current assets                                            64,145               60,292
                                                                ------------         ------------
         TOTAL CURRENT ASSETS                                      2,647,018            2,854,523

PLANT AND EQUIPMENT, NET                                             996,664            1,431,931
PRECIOUS METALS                                                      278,693              279,248
OTHER ASSETS                                                         171,084              149,503
                                                                ------------         ------------
         TOTAL ASSETS                                           $  4,093,459         $  4,715,205
                                                                ============         ============

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:

      Note payable - bank                                            120,000               92,500
      Current obligations under capital leases                        12,262               73,399
      Accounts payable and accrued liabilities                       720,214              640,943
      Advances from customers                                         63,329               73,244
      Other current liabilities                                       57,929               48,865
                                                                ------------         ------------
         TOTAL CURRENT LIABILITIES                                   973,734              928,951

NOTE PAYABLE - BANK                                                  107,500              227,500
OBLIGATIONS UNDER CAPITAL LEASES                                       8,683                4,751
SECURED PROMISSORY NOTES                                             250,000              250,000
SUBORDINATED CONVERTIBLE NOTES                                     1,224,921            1,203,261
UNSECURED DEMAND CONVERTIBLE NOTE                                    100,000              100,000
NOTE PAYABLE - SHAREOWNER                                            566,049              566,049
                                                                ------------         ------------
         TOTAL LIABILITIES                                         3,230,887            3,280,512
                                                                ------------         ------------

COMMITMENTS
SHAREOWNERS' EQUITY:

      Common stock: $.01 par value; 2,121,571 shares issued           21,216               21,216
      Capital in excess of par value                               6,051,791            6,051,791
      Accumulated deficit                                         (5,158,635)          (4,586,514)
                                                                ------------         ------------
                                                                     914,372            1,486,493
      Less - Common stock in treasury,
        at cost (12,300 shares)                                      (51,800)             (51,800)
                                                                ------------         ------------
         TOTAL SHAREOWNERS' EQUITY                                   862,572            1,434,693
                                                                ------------         ------------
         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY              $  4,093,459         $  4,715,205
                                                                ============         ============

                     See Notes to Consolidated Statements.

                                   INRAD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                              1997                  1996                  1995
                                                              ----                  ----                  ----
REVENUES:

      Net product sales                                    $4,983,055           $5,241,075           $4,347,429
      Contract research and development                       436,374              489,930            1,084,609
                                                           ----------           ----------           ----------
                                                            5,419,429            5,731,005            5,432,038
                                                           ----------           ----------           ----------

COSTS AND EXPENSES:

      Cost of goods sold                                    3,864,506            3,922,517            3,638,582
      Plant consolidation costs                                                                          94,228
      Contract research and development
        expenses                                              437,623              502,367            1,059,668
      Selling, general and administrative
        expenses                                            1,328,921            1,245,077            1,033,547
      Internal research and development
        expenses                                              114,021              170,750              305,626
                                                           ----------           ----------           ----------
                                                            5,745,071            5,840,711            6,131,651
                                                           ----------           ----------           ----------

           OPERATING LOSS                                    (325,642)            (109,706)            (699,613)

OTHER INCOME (EXPENSE):

      Interest expense                                       (256,482)            (283,390)            (285,646)
      Interest and other income, net                           10,003               19,322               16,381
                                                           ----------           ----------           ----------

NET LOSS                                                    $(572,121)           $(373,774)           $(968,878)
                                                           ==========           ==========           ==========
NET LOSS PER COMMON SHARE                                    $(0.27)              $(0.18)              $(0.46)
                                                           ==========           ==========           ==========
Weighted average common shares outstanding                  2,109,271            2,109,138            2,106,571
                                                           ==========           ==========           ==========

                     See Notes to Consolidated Statements.

                                   INRAD, INC.

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                                  COMMON STOCK            CAPITAL IN         ACCUMULATED    TREASURY
                                               SHARES      AMOUNT         EXCESS OF            DEFICIT        STOCK
                                                                          PAR VALUE
Balance, December 31, 1994                    2,121,571     $21,216        $5,967,991      $(3,243,862)     $68,000

Net loss for the year                             -           -                 -             (968,878)        -

Common stock warrants issued                      -           -              100,000                 -         -
                                              ---------     -------        ----------      -----------      -------

Balance, December 31, 1995                    2,121,571      21,216         6,067,991       (4,212,740)      68,000

Net loss for the year                             -           -                 -             (373,774)        -

Issuance of treasury stock                        -           -                16,200            -         (16,200)
                                              ---------     -------        ----------      -----------      -------

Balance, December 31, 1996                    2,121,571      21,216         6,051,791       (4,586,514)      51,800
                                              ---------     -------        ----------      -----------      -------

Net loss for the year                             -           -                 -             (572,121)        -
                                              ---------     -------        ----------      -----------      -------

Balance, December 31, 1997                    2,121,571     $21,216        $6,051,791      $(5,158,635)     $51,800
                                              =========     =======        ==========      ===========      =======





                     See Notes to Consolidated Statements.

                                   INRAD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                              1997                  1996                  1995
                                                              ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                            $ (572,121)           $ (373,774)          $ (968,878)
                                                          -----------           ----------           ----------
ADJUSTMENTS TO RECONCILE NET LOSS
  TO CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
      Depreciation and amortization                           530,610              601,881              718,145
      Noncash interest                                         21,660              155,269              142,139
      Plant consolidation costs                                 -                    -                   64,751
      Gain on sale of equipment                                (3,800)              (8,621)               -
      CHANGES IN ASSETS AND LIABILITIES:
         Accounts receivable                                   80,333               69,674             (195,679)
         Inventories                                          188,603              (63,471)             226,099
         Unbilled contract costs                              (43,012)              92,299                5,068
         Other current assets                                  (3,853)               1,405              (11,532)
         Precious metals                                          555                  754               31,796
         Other assets                                         (30,717)             (17,467)             (16,415)
         Accounts payable and accrued liabilities             101,965              (67,460)              82,951
         Advances from customers                               (9,915)             (42,961)                (355)
         Other liabilities                                      9,064               (4,218)                 912
                                                          -----------           ----------           ----------
             Total adjustments                                841,493              717,084            1,047,880
                                                          -----------           ----------           ----------
             NET CASH PROVIDED BY
               OPERATING ACTIVITIES                           269,372              343,310               79,002
                                                          -----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (86,208)            (238,202)            (166,450)
      Proceeds from sale of equipment                           3,800              299,180               49,700
                                                          -----------           ----------           ----------
             NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                          (82,408)              60,978             (116,750)
                                                          -----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of note payable - Bank                       (92,500)             (60,000)            (140,000)
      Proceeds from issuance of subordinated
        convertible notes                                                                               125,000
      Proceeds from issuance of unsecured
        demand convertible note                                                                         100,000
      Proceeds from sale of common stock warrants                                                       100,000
      Principal payments of capital lease obligations         (79,899)            (187,692)            (228,989)
                                                          -----------           ----------           ----------
             NET CASH USED IN
               FINANCING ACTIVITIES                          (172,399)            (247,692)             (43,989)
                                                          -----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS                                         14,565              156,596              (81,737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                194,577               37,981              119,718
                                                          -----------           ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   209,142           $  194,577           $   37,981
                                                          ===========           ==========           ==========


                     See Notes to Consolidated Statements.

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

The Company constructs a portion of its equipment. Internal labor and overhead charges capitalized in the construction of equipment amounted to approximately $15,000, $110,000, and $100,000 in 1997, 1996 and 1995, respectively.

CONTRACT RESEARCH AND DEVELOPMENT:

Revenues from sponsored research and development are recorded using the percentage-of-completion method. Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs. Contract R&D costs include allocations of plant overhead and general and administrative costs.

INTERNAL RESEARCH AND DEVELOPMENT COST

Internal research and development costs are charged to expense as incurred.

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

CASH FLOW INFORMATION:

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company's certificate of deposit is not included in cash equivalents because the certificate of deposit serves as collateral for a letter of credit. It is anticipated that the underlying contract will be completed in 1998 and the letter of credit canceled.

Cash interest paid during the years ended December 31, 1997, 1996 and 1995 was $40,525, $109,497, and $113,447, respectively.

NET LOSS PER COMMON SHARE:

Net loss per common share is computed using the weighted average number of common shares outstanding during the year. The weighted average number of shares used in computing net loss per share was 2,109,271, 2,109,138, and 2,106,571 for the years ended December 31, 1997, 1996 and 1995, respectively.

The effect of options and warrants outstanding during the year have been excluded from the computation because their effect is antidilutive. At December 31, 1997 the Company had outstanding 300,000 warrants exercisable at $0.6875; 12,700 exercisable at $1.00; 175,392 exercisable at $1.50. Also at December 31, 1997 the Company had outstanding 169,500 stock options exercisable at $1.00, and 33,000 exercisable at $1.25.

IMPAIRMENT OF LONG-LIVED ASSETS:

Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of property, plant and equipment and other long term assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

ADVERTISING:

The Company expenses advertising costs as incurred.

NOTE 2 - LIQUIDITY AND FUNDING OF OPERATIONS:

As shown on the accompanying financial statements, the Company reported a net loss of approximately $572,000 for the year ended December 31, 1997, and also incurred losses in 1996 and 1995. In addition, the Company has substantial debt service obligations. During the past three years, the Company's working capital requirements were met by cash provided by operating activities, and by borrowings from, and issuance of common stock warrants to a shareowner. The Company continued to take steps in 1997 to reduce expenses and to reduce cash requirements through reduction in bank debt payments.

Management expects that cash flow from operations, will provide adequate liquidity for the Company's operations in 1998. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek financing to supplement its cash flow.

Due to the circumstances described above relating to Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable are comprised of the following:

                                                        DECEMBER 31,
                                                  1997              1996
                                                  ----              ----

      Accounts receivable                        $661,827         $740,160
      Allowance for doubtful accounts              (7,000)          (5,000)
                                                 --------         --------
                                                 $654,827         $735,160
                                                 ========         ========

NOTE 4 - INVENTORIES:

Inventories are comprised of the following:

                                                         DECEMBER 31,
                                                     1997            1996
                                                     ----            ----

      Raw materials                              $  168,976       $  184,116
      Work in process, including
         manufactured parts and components        1,285,157        1,430,086
      Finished goods                                 92,408          120,942
                                                 ----------       ----------
                                                 $1,546,541       $1,735,144
                                                 ==========       ==========

Cost of sales for interim periods was computed using an estimated overall gross profit percentage which is adjusted at each December 31 based upon an annual inventory count. In 1997, 1996 and 1995, the fourth quarter operating results included an adjustment to decrease (increase) operating losses by approximately $(33,000), $ 164,000 and $(77,000), respectively.

NOTE 5 - PLANT AND EQUIPMENT:

Plant and equipment are comprised of the following:

                                                          DECEMBER 31,
                                                     1997              1996
                                                     ----              ----
      Furniture and fixtures                     $   171,515      $   361,501
      Machinery and equipment                      4,536,143        6,913,950
      Leasehold improvements                         413,721          809,749
                                                 -----------      -----------
                                                   5,121,379        8,085,200
      Less:  Accumulated depreciation
             and amortization                     (4,124,715)      (6,653,269)
                                                 -----------      -----------
                                                 $   996,664      $ 1,431,931
                                                 ===========      ===========

Depreciation expense (including amortization of capital leases) for the years ended December 31, 1997, 1996 and 1995 was $521,475, $594,352, and $715,892,
respectively.

In the fourth quarter of 1995, management implemented a program to sell certain nonoperating equipment to raise additional cash. At December 31, 1995, this equipment was carried at its net book value of $279,111, and was sold in 1996 for $299,180.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities comprise the following:

                                                        DECEMBER 31,
                                                  1997              1996
                                                  ----              ----
      Trade accounts payable and
        accrued purchases                        $249,758         $376,825
      Payroll taxes payable                        34,492           37,917
      Accrued vacation                             98,289           93,342
      Accrued professional fees                    50,129           43,576
      Accrued liability - shareowners              96,597           39,624
      Accrued interest                            163,063           26,340
      Accrued liability - other                    27,886           23,319
                                                 --------         --------
                                                 $720,214         $640,943
                                                 ========         ========

NOTE 7 - DEBT:

The Company's debt obligations as of December 31, 1997 and 1996 are as follows:

                                                     DECEMBER 31,
                                               1997              1996
                                               ----              ----
      Note Payable - Bank                 $    227,500      $   320,000
      Subordinated Convertible Notes         1,224,921        1,203,261
      Unsecured Demand Convertible Note        100,000          100,000
      Note Payable - Shareowner                566,049          566,049
      Secured Promissory Notes                 250,000          250,000
                                          ------------      -----------
                                          $  2,368,470      $ 2,439,310
                                          ============      ===========

On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $ 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of $ 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (8.50% at December 31, 1997) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement . The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Chase Manhattan Bank also agreed to waive any defaults which existed under the previous facility. Borrowings are secured by accounts receivable and the personal guarantee of the Company's principal shareowner.

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

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of $125,000 of 8% Subordinated Convertible Notes due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. Twenty-five percent of the Notes may be redeemed at any time if the Company consummates a public offering of its Common Stock. In connection with this transaction, the Company issued 50,000 warrants to purchase Common Stock at $0.6875 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. The Note is convertible into Common Stock of the Company at the conversion price of $1.00; interest is also payable in Common Stock at the same conversion price. Although by its terms the Note is due on demand, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to January 1, 1999.

In 1993, the Company raised $1,000,000 in cash from a private investment group through the issuance of $746,215 of 10% Subordinated Convertible Notes due December 15, 2000 (the "notes") and 203,028 shares of the Company's common stock at $1.25 per share. As part of this transaction, the Company issued warrants (expiring on December 15, 2000) which entitle the holders to purchase 171,675 shares of the Company's common stock at $1.50 per share. The warrants have been recorded at $68,670 resulting in a discount on the notes of $68,670. In 1997 the Company was required to begin making cash interest payments. The two semiannual payments of $50,000 that were due in 1997 were not made and the debt holder has agreed not to request payment prior to July 15, 1998. The interest obligation has been accrued by the Company and is included in accounts payable and accrued liabilities. During September 1993, the Company borrowed $100,000 in the form of promissory notes from a shareowner of the Company. On December 16, 1993, these promissory notes were extinguished and $74,621 of 10% subordinated convertible notes and 20,303 shares of the Company's common stock at $1.25 per share were issued. The notes are convertible at any time up to their maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). Twenty-five percent of the notes may be redeemed by the Company after December 15, 1996, but before December 15, 1998, if the Company has a public offering of its shares of common stock.

The entire amount of all Subordinated Convertible Notes (issued both in 1993 and 1995) may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. These notes also contain certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on these notes, and the first six interest payments are payable in the form of additional notes. At December 31, 1997 the Company was not in violation of the covenants of these notes. At December 31, 1996 and 1995 the Company was in violation of certain covenants of these notes; subsequent to the year ends, the Company obtained waivers from the holders of the notes and modified the financial covenants in the debt agreements.

In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. Repayment of the promissory note has been subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. By mutual informal agreement, beginning with the quarter ended March 31, 1996, the Company has deferred interest payments to its principal shareowner. The payments are expected to be resumed in 1998. The interest obligations have been accrued by the Company and are included in accounts payable and accrued liabilities. Interest expense related to the shareowner loan was approximately $57,000, $72,000, and $72,000 in 1997, 1996 and 1995, respectively. Although by its terms the indebtedness to the shareowner was due on December 31, 1996, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to January 1, 1999.

The Company's Secured Promissory Notes bear interest at 7%, are secured by certain of the Company's precious metals, and are convertible at any time into 200,000 shares of common stock. The Notes also contain acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The Company is behind in making six quarterly interest payments and the debt holder has agreed not to request payment prior to July 15, 1998. The interest obligations have been accrued by the Company and are included in accounts payable and accrued liabilities. The maturity date of the Secured Notes was July 8, 1997. The note has been classified as noncurrent in the accompanying balance sheet because the noteholder has agreed not to demand payment prior to January 1, 1999.

Annual maturities of bank and other debt obligations, including noncash interest on subordinated notes, are as follows:

          1998                            $  120,000
          1999                             1,023,549
          2000                             1,254,346
                                          ----------
                                          $2,397,895
                                          ==========

NOTE 8 - INCOME TAXES:

A reconciliation of the income tax (benefit) computed at the statutory federal income tax rate to the reported amount follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         1997         1996          1995
                                                         ----         ----          ----
     Federal statutory rate                               34%          34%           34%
                                                   -----------   ----------   -----------
     Tax (benefit) at federal statutory rates      $  (194,480)   $(127,160)  $  (329,419)
     Loss in excess of available benefit               181,355      115,955       311,995
     Other, net                                         13,125       11,205        17,424
                                                   -----------   ----------   -----------
                                                   $      -      $     -      $      -
                                                   ===========   ==========   ===========

At December 31, 1997 the Company had net operating loss carryforwards for tax purposes of approximately $5,885,000. The tax loss carryforward expires at various dates through 2012.

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

Deferred tax assets (liabilities) comprise the following:

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1997             1996
                                                      ----             ----
  DEFERRED TAX ASSETS
       Inventory capitalization adjustment       $    1,000        $   11,000
       Inventory reserves                            20,000            20,000
       Vacation liabilities                          33,000            30,000
       Other                                         67,000            18,000
       Depreciation                                  48,000              -
       Loss carryforwards                         2,354,000         2,240,000
                                                 ----------        ----------
       Gross deferred tax assets                  2,523,000         2,319,000
                                                 ----------        ----------

  DEFERRED TAX LIABILITIES
       Depreciation                                    -              (15,000)
                                                 ----------        ----------


           Gross deferred tax liabilities              -              (15,000)
                                                 ----------        ----------
                                                  2,523,000         2,304,000
           Valuation allowance                   (2,523,000)       (2,304,000)
                                                 ----------        ----------
           Net deferred tax assets               $        0        $        0
                                                 ==========        ==========

NOTE 9 - LEASE COMMITMENTS:

The Company leases its office and manufacturing facility under an operating lease which expires in 2001. The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses and has a renewal option for one five-year period. Rental expense was $196,000, $237,000, and $298,000 in 1997, 1996 and 1995, respectively and real estate taxes were $41,000, $41,000 and $54,000 in 1997, 1996 and 1995, respectively.

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

                                                     DECEMBER 31,
                                               1997                1996
                                               ----                ----

         Equipment under capital lease      $ 132,690            $ 790,532
         Less: Accumulated amortization       (75,565)            (607,449)
                                            ---------            ---------
                                            $  57,125            $ 183,083
                                            =========            =========

Future minimum lease payments at December 31, 1997 are payable as follows:

                                               Capital        Operating
                                                Leases           Leases
                                                ------           ------

         1998                               $   14,210        $ 195,564
         1999                                    9,385          195,564
         2000                                                   195,564
         2001                                                   162,970
                                            ----------        ---------
         Total minimum lease payments           23,595        $ 749,662
                                                              =========

         Less: Amount representing interest     (2,650)
                                            ----------

         Present value of minimum capital
          lease payments (including $12,262
          classified

          as current obligations
          under capital leases)             $   20,945
                                            ==========




NOTE 10 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS:

Export sales, primarily to customers in Europe, Asia and Canada, amounted to 16%, 16% and 19% of net product sales in 1997, 1996, and 1995, respectively.

No foreign customer accounted for more than 10% of net product sales in 1997, 1996 and 1995. One U.S. customer accounted for more than 14%, 12% and 11% of net product sales in 1997, 1996 and 1995 respectively. One other U.S. customer accounted for over 11% of net product sales in 1996 and 1995. Additionally, one other U.S. customer accounted for 10% of net product sales in 1995. During the years ended December 31, 1997, 1996 and 1995 approximately 4%, 8% and 9%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareholder has an investment.

NOTE 11 - CAPITAL STOCK:

The Company's authorized capital stock consists of 1,000,000 shares of preferred stock, without nominal or par value, and 6,000,000 shares of common stock, par value $.01 per share. The Company had 2,109,271 common shares outstanding at December 31, 1997 and 1996. There were no preferred shares issued or outstanding in either year. The Company has reserved 2,344,937 shares of common stock for issuance upon conversion of the Subordinated Convertible Notes, Secured Promissory Notes and Unsecured Demand Convertible Note (Note 7) and upon exercise of outstanding warrants and options (Notes 7 and 12).

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

The Program provides for the granting of incentive stock options, compensatory stock options, stock appreciation rights and shares of common stock to certain full time employees of the Company under terms and at prices to be determined at the discretion of a committee appointed by the Board of Directors. Certain outside directors are eligible to receive compensatory stock options and stock appreciation rights. Subject to modification by the committee, options are generally exercisable in 25% installments beginning one year after the date of grant and continuing for each of the four years thereafter. The maximum term of the grant is ten years. All options were granted at the market value or above at the date of grant. To date, none of the options have been exercised. The following table summarizes the options granted under the plan for the three years ended December 31, 1997:

                                                                   Weighted
                                                                    Average
                                               Shares                 Price
---------------------------------------------------------------------------
  Outstanding at December 31, 1994             61,000                 $1.25
---------------------------------------------------------------------------
  Granted                                      77,000                 $1.00
  Expired/forfeited                           (11,000)                $1.25
---------------------------------------------------------------------------
  Outstanding at December 31, 1995            127,000                 $1.10
---------------------------------------------------------------------------
  Granted                                      20,000                 $1.00
  Expired                                      (9,000)                $1.25
  Forfeited                                   (27,000)                $1.00
---------------------------------------------------------------------------
  Outstanding at December 31, 1996            111,000                 $1.09
---------------------------------------------------------------------------
  Granted                                     123,000                 $1.00
  Expired                                      (9,500)                $1.09
  Forfeited                                   (22,000)                $1.04
---------------------------------------------------------------------------
  Outstanding at December 31, 1997            202,500                 $1.04
                                              =======                 =====
---------------------------------------------------------------------------
  Exercisable at December 31, 1997             49,750                 $1.16
                                               ======                 =====
---------------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been impacted.

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 was expected volatility of 250%; weighted average risk-free rate of 6.24%; and weighted average expected life of 10 years; and for 1996 and 1995 expected volatility of 250%; weighted average riskfree rate of 6.008%; and weighted average expected life of 10 years.

The weighted average grant date fair value of options granted during 1997, 1996 and 1995 was $0.32, $0.38 and $0.28 respectively.

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                       Options outstanding                              Options exercisable
                     --------------------------------------------------------- --------------------------------------
                          Number         Weighted average                           Number
Range of exercise     outstanding at        remaining        Weighted average    exercisable at     Weighted average
prices               December 31, 1997   contractual life     exercise price   December 31, 1996     exercise price
-------------------- ------------------ ------------------- ------------------ ------------------ -------------------
   $1.00 - $1.25          202,500           8.60 years            $1.04             49,750              $1.16


The Company maintains a 401(k) savings plan for all eligible (as defined in the plan) employees. The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of

Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 1997, 1996 or 1995.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount at December 31, 1997 and 1996 of the Company's short-term financial instruments approximates fair value because of the short maturity of those instruments. The fair value of the Company's debt could not be determined without incurring excessive costs.