Form 10-Q
period 1998-03-31
INRAD INC
filed 1998-05-15
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number              0-11668

                                   INRAD, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                      22-2003247
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization)                              Identification Number)

               INRAD, Inc. 181 Legrand Avenue, Northvale, NJ 07647
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   ---------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

              Common shares of stock outstanding as of May 1, 1998:

                                2,109,271 shares

                                   INRAD, Inc.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.   FINANCIAL INFORMATION................................................1

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1998,
                   (unaudited) and December 31, 1997...........................1

                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 1998 and 1997 (unaudited)............2

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1998 and 1997 (unaudited)......3

                   Notes to Consolidated Financial Statements..................4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................6

Part II. OTHER INFORMATION  ...................................................8

         Item 6.   Exhibits and Reports on Form 8-K............................8

Signatures ....................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                     Unaudited

                                                     March 31,      December 31,
                                                       1998            1997*
                                                    -----------     -----------
Assets

Current assets:
   Cash and cash equivalents                        $   118,238     $   209,142
   Certificate of Deposit                                70,000          70,000
   Accounts receivable, net                             751,336         654,827
   Inventories                                        1,467,041       1,546,541
   Unbilled contract costs                              209,311         102,363
   Other current assets                                  76,960          64,145
                                                    -----------     -----------
      Total current assets                            2,692,886       2,647,018

Plant and equipment, net                                903,336         996,664
Precious metals                                         283,614         278,693
Other assets                                            171,714         171,084
                                                    -----------     -----------
      Total assets                                  $ 4,051,550     $ 4,093,459
                                                    ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Note payable - Bank                              $   127,500     $   120,000
   Current obligations under capital leases               6,803          12,262
   Accounts payable and accrued liabilities             866,419         720,214
   Advances from customers                               75,010          63,329
   Other current liabilities                             30,595          57,929
                                                    -----------     -----------
      Total current liabilities                       1,106,327         973,734

Note payable - Bank                                      70,000         107,500
Obligations under capital leases                          7,000           8,083
Secured Promissory Notes                                250,000         250,000
Subordinated Convertible Notes                        1,224,921       1,224,921
Unsecured Demand Convertible Note                       100,000         100,000
Note payable - Shareowner                               566,049         566,049
                                                    -----------     -----------
      Total liabilities                               3,324,297       3,230,887
                                                    -----------     -----------
Commitments (Note 10)
Shareholders' equity:
   Common stock: $.01 par value; 2,121,571
     shares issued                                       21,216          21,216
   Capital in excess of par value                     6,051,791       6,051,791
   Accumulated deficit                               (5,293,954)     (5,158,635)
                                                    -----------     -----------
                                                        779,053         914,372
   Less - Common stock in treasury,
     at cost (12,300 shares at March 31, 1998;
     and at December 31, 1997)                          (51,800)        (51,800)
                                                    -----------     -----------
      Total shareholders' equity                        727,253         862,572
                                                    -----------     -----------
      Total liabilities and shareholders' equity    $ 4,051,550     $ 4,093,459
                                                    ===========     ===========

*  Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------    -----------
Revenues:
   Net product sales                                 $ 1,213,671    $ 1,048,172
   Contract research and development                     165,663        105,126
                                                     -----------    -----------
                                                       1,379,334      1,153,298
                                                     -----------    -----------

Costs and expenses:
   Cost of goods sold                                    922,592        796,611
   Contract research and development expenses            175,136        106,467
   Selling, general and administrative expenses          324,034        359,588
   Internal research and development expenses             33,299         27,874
                                                     -----------    -----------
                                                       1,455,061      1,290,540
                                                     -----------    -----------
     Operating profit (loss)                             (75,727)      (137,242)

Other income (expense):
   Interest expense                                      (61,016)       (65,204)
   Interest and other income, net                          1,424          2,151
                                                     -----------    -----------
     Net income (loss)                                  (135,319)      (200,295)

Accumulated deficit, beginning of period              (5,158,635)    (4,586,514)
                                                     -----------    -----------
Accumulated deficit, end of period                   $(5,293,954)   $(4,786,809)
                                                     ===========    ===========

Net income (loss) per share Basic and Diluted        $     (0.06)   $     (0.09)
                                                     ===========    ===========
Weighted average shares outstanding                    2,109,271      2,109,271
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                     ---------        ---------

Cash flows from operating activities:
   Net income (loss)                                 $(135,319)       $(200,295)
                                                     ---------        ---------
Adjustments to reconcile net income (loss)
   to cash provided by (used in)
   operating activities:
     Depreciation and amortization                     117,312          131,076

   Changes in assets and liabilities:
     Accounts receivable                               (96,509)          95,742
     Inventories                                        79,500          (66,101)
     Unbilled contract costs                          (106,948)          (9,454)
     Other current assets                              (12,815)          (5,480)
     Precious metals                                    (4,921)              --
     Other assets                                         (630)            (782)
     Accounts payable and accrued liabilities          146,205           90,334
     Advances from customers                            11,681           49,779
     Other current liabilities                         (27,334)         (14,595)
                                                     ---------        ---------
        Total adjustments                              105,541          270,519
                                                     ---------        ---------
        Net cash (used in) provided by
         operating activities                          (29,778)          70,224
                                                     ---------        ---------
Cash flows from investing activities:
     Capital expenditures                              (23,984)         (33,540)
                                                     ---------        ---------
        Net cash used in investing activities          (23,984)         (33,540)
                                                     ---------        ---------
Cash flows from financing activities:
     Principal payments of note payable - Bank         (30,000)         (25,000)
     Principal payments of capital lease
      obligations                                       (7,142)         (24,836)
                                                     ---------        ---------
        Net cash used in financing activities          (37,142)         (49,836)
                                                     ---------        ---------

Net decrease in cash and cash equivalents              (90,904)         (13,152)

Cash and cash equivalents at beginning of period       209,142          194,577
                                                     ---------        ---------

Cash and cash equivalents at end of period           $ 118,238        $ 181,425
                                                     ---------        ---------

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                     NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1997 and 1996 and for the years then ended and notes thereto included in the Company on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential diluted effect of securities which are currently convertible to common share equivalents have been excluded from the computation because their effect is antidilutive.

NOTE 2 -  INVENTORIES AND COST OF GOODS SOLD

For the three month period ended March 31 1998, the Company used 76% as its estimate cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 76% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1998 and the aticipated annual level of product shipments and related costs.

For the three month period ended March 31, 1997, the Company used 76% as its estimated cost of goods sold percentage.

NOTE 3 - DEBT

Note Payable - Shareowner

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the quarter ended March 31, 1998, the Company did not make any interest payments. The Company's ability make the remaining quarterly interest payments in 1998 is subject to adequate cash flow.

Although by its terms the indebtedness to the shareowner was due on December 31, 1996, it cannot be repaid until the Chemical Bank debt has been repaid in full, which is expected to be on September 1, 1999. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to April 1, 1999.

Unsecured Demand Convertible Note

Although by its terms the Note is due on demand, it cannot be repaid until the Chemical Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 1999.

Secured Promissory Note

Although by its terms the Note is due on July 8, 1997, it cannot be repaid until the Chase Manhattan Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 1999.

Subordinated Convertible Notes

The two semi-annual cash interest payments of $50,000, that were due in 1997, were not made and the debt holder has agreed not to request payment prior to July 15, 1998. The interest obligation has been accrued by the Company and is included in Accounts Payable and Accrued Liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first quarter may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Net sales for the first quarter of 1998 increased $165,000, or 16% from the comparable quarter in 1997. International shipments in the first three months of 1998 were $262,000 (22% of total shipments) compared to $245,000 (23%) for the first three months of 1997. Product sales during the first quarter of 1998 were greater than the prior year because the opening backlog was greater in 1998 then it was in 1997.

The backlog of unfilled product orders was $1,902,000 at March 31, 1998, compared with $1,862,000 at December 31, 1997 and $1,943,000 at March 31, 1997.

Cost of Goods Sold

For the three months ended March 31, 1998, the Company used 76% as its estimated cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 76% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1998 and the anticipated annual level of product shipments and related costs.

For the three month period ended March 31, 1997, the Company used 76% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $165,000 for the three months ended March 31, 1998, compared to $105,000 for the three months ended March 31, 1997. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 1998 were $175,000 compared to $106,000 for the comparable 1997 quarter. Revenues increased from 1997 to 1998 due to a higher opening backlog of contracts. The Company intends to continue to focus its future funded efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $1,157,000 at March 31, 1998, compared with $573,000 at December 31, 1997 and $331,000 at March 31, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $33,000, or 10%, in the first quarter of 1998. Because of increased contract research and development revenues, a greater allocation of selling, general and administrative expenses was made to contract research and development expense.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1998 were $33,000 compared to $28,000 for the quarter ended March 31, 1997. The Company is focusing its internal Research and Development efforts in 1998 on a few new products with short development cycles.

Interest Expense

Interest expense was $61,000 and $65,000 for the quarters ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Subject to adequate cash flow, the Company may be able to resume interest payments to its principal shareowner. During the quarter ended March 31, 1998, the Company did not make any quarterly interest payments to the shareowner.

Capital expenditures, including internal labor and overhead charges, for the three months ended March 31, 1998 and 1997 were $24,000 and $34,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the first quarter ended March 31, 1998 and for each of the three years in the period ended December 31, 1997, the Company has suffered recurring losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. Management expects that cash flow from operations will provide adequate liquidity for the Company's operations in 1998. This will substantially depend, however, on the Company's ability to improve operating results and thereby generate adequate cash flow from operations. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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

                                 INRAD, Inc.

                                 By:      /s/  Warren Ruderman
                                       --------------------------------------
                                       Warren Ruderman
                                       President and Chief Executive Officer

                                 By:      /s/  James L. Greco
                                       --------------------------------------
                                       James L. Greco
                                       Controller
                                       (Chief Accounting Officer)

Date: May 14, 1998