Form 10-Q
period 1998-06-30
INRAD INC
filed 1998-08-14
CIK 719494

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                                ---------------------------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ---------------------
Commission file number             0-11668
                      -------------------------------------------------------
                                   INRAD, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                   22-2003247
---------------------------------------------   ------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                           Identification Number)

               INRAD, Inc. 181 Legrand Avenue, Northvale, NJ 07647
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------       ------

             Common shares of stock outstanding as of July 30, 1998:
                                2,116,971 shares

                                   INRAD, Inc.

                                      INDEX


                                                                                                    Page Number
                                                                                                    -----------
Part I.      FINANCIAL INFORMATION........................................................................1

                      Item 1. Financial Statements:

                              Consolidated Balance Sheets as of June 30, 1998, (unaudited)
                              and December 31, 1997.......................................................1

                              Consolidated Statements of Operations for the Three and Six
                              Months Ended June 30, 1998 and 1997 (unaudited).............................2

                              Consolidated Statements of Cash Flows for the Six Months
                              Ended June 30, 1998 and 1997 (unaudited)....................................3

                              Notes to Consolidated Financial Statements..................................4


                      Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations...................................................6



Part II.     OTHER INFORMATION  ..........................................................................9

                      Item 6. Exhibits and Reports on Form 8-K............................................9



Signatures  .............................................................................................10


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                                   INRAD, Inc.
                           Consolidated Balance Sheets


                                                                                  June 30,                    December 31,
                                                                                   1998                          1997*
                                                                                 Unaudited
Assets
Current assets:
    Cash and cash equivalents                                                 $    142,531                    $    209,142
    Certificate of Deposit                                                          70,000                          70,000
    Accounts receivable, net                                                       825,429                         654,827
    Inventories                                                                  1,382,791                       1,546,541
    Unbilled contract costs                                                        186,327                         102,363
    Other current assets                                                            62,434                          64,145
                                                                               -----------                     -----------
         Total current assets                                                    2,669,512                       2,647,018
                                                                               -----------                     -----------
Plant and equipment,
    Plant and equipment at cost                                                  5,169,229                       5,121,379
    Less: Accumulated depreciation
    and amortization                                                            (4,359,338)                     (4,124,715)
                                                                                -----------                     -----------
    Total plant and equipment                                                      809,891                         996,664
Precious metals                                                                    283,614                         278,693
Other assets                                                                       170,065                         171,084
                                                                               -----------                     -----------
         Total assets                                                         $  3,933,082                    $  4,093,459
                                                                               -----------                     -----------
                                                                               -----------                     -----------
Liabilities and Shareholders' Equity
Current liabilities:
    Note payable - Bank                                                       $    135,000                   $     120,000
    Current obligations under capital leases                                         8,174                          12,262
    Accounts payable and accrued liabilities                                       941,385                         720,214
    Advances from customers                                                         75,010                          63,329
    Other current liabilities                                                       16,951                          57,929
                                                                               -----------                     -----------
         Total current liabilities                                               1,176,520                         973,734
Note payable - Bank                                                                 32,500                         107,500
Obligations under capital leases                                                     3,779                           8,683
Secured Promissory Notes                                                           250,000                         250,000
Subordinated Convertible Notes                                                   1,230,005                       1,224,921
Unsecured Demand Convertible Note                                                  100,000                         100,000
Note payable - Shareowner                                                          566,049                         566,049
                                                                               -----------                      ----------
         Total liabilities                                                       3,358,853                       3,230,887
                                                                               -----------                     -----------
Shareholders' equity:
    Common stock: $.01 par value; 2,121,571 shares issued                           21,216                          21,216
    Capital in excess of par value                                               6,014,941                       6,051,791
    Accumulated deficit                                                         (5,446,978)                     (5,158,635)
                                                                                 ---------                       ---------
                                                                                   589,179                         914,372
    Less - Common stock in treasury,
        at cost (4,600 shares at June 30, 1998;12,300
        at December 31, 1997)                                                      (14,950)                        (51,800)
                                                                               -----------                     -----------
         Total shareholders' equity                                                574,229                         862,572
                                                                               -----------                     -----------
         Total liabilities and shareholders' equity                           $  3,933,082                   $   4,093,459
                                                                               -----------                     -----------
                                                                               -----------                     -----------


----------
* Derived from Audited Financial Statements


                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended June 30                   Six Months Ended June 30
                                                    ---------------------------                   -------------------------
                                                       1998                 1997                   1998                1997
                                                       ----                 ----                   ----                ----
Revenues:
   Product sales                                    $1,167,891             $1,254,063          $  2,381,562         $ 2,302,235
   Contract R & D                                      200,744                 99,920               366,407             205,046
                                                    -----------            ------------        ------------         ------------
                                                     1,368,635              1,353,983             2,747,969           2,507,281
                                                    -----------            ------------        ------------         ------------
Cost and Expenses:
   Cost of goods sold                                  863,449                999,942             1,786,041           1,796,553
   Contract R & D expenses                             207,667                 97,006               382,803             203,473
   Selling, general & administrative expenses          345,279                342,227               669,313             701,815
   Internal R & D expenses                              49,599                 34,811                82,898              62,685
                                                    -----------            ------------        ------------         ------------
                                                     1,465,994              1,473,986             2,921,055           2,764,526
                                                    -----------            ------------        ------------         ------------
Operating profit (loss)                                (97,359)              (120,003)             (173,086)           (257,245)

Other income (expense):
   Interest expense                                    (60,314)               (64,620)             (121,330)           (129,824)
   Interest & other income, net                          4,649                  1,417                 6,073               3,568
                                                    -----------            ------------        ------------         ------------
Net income (loss)                                     (153,024)              (183,206)             (288,343)           (383,501)

Accumulated deficit, beginning of period            (5,293,954)            (4,786,809)           (5,158,635)         (4,586,514)
                                                    -----------            ------------        ------------         ------------

Accumulated deficit, end of period                 $(5,466,978)           $(4,970,015)          $(5,446,978)        $(4,970,015)
                                                    -----------            ------------        ------------         ------------

Basic and Diluted Net income (loss) per share            (0.08)                 (0.09)                (0.14)              (0.18)
                                                    -----------            ------------        ------------         ------------
                                                    -----------            ------------        ------------         ------------

Weighted average shares outstanding                   2,113,417             2,109,271              2,111,356          2,109,271
                                                    -----------            ------------        ------------         ------------
                                                    -----------            ------------        ------------         ------------



                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six months Ended June 30
                                                                                        -------------------------
                                                                                  1998                            1997
                                                                                  ----                            ----
Cash flows from operating activities:
    Net income (loss)                                                       $     (288,343)                 $     (383,501)
                                                                            ---------------                 ---------------

Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation and amortization                                              234,624                         264,552
        Noncash interest                                                             5,083                          --
        Gain on sale of equipment                                                   (3,500)                         --

    Changes in assets and liabilities:
        Accounts receivable                                                       (170,602)                         60,685
        Inventories                                                                163,750                         (92,923)
        Unbilled contract costs                                                    (83,964)                        (33,084)
        Other current assets                                                         1,711                          (1,230)
        Precious metals                                                             (4,921)                          --
        Other assets                                                                 1,019                         (22,247)
        Accounts payable and accrued liabilities                                   221,171                         239,802
        Advances from customers                                                     11,681                          58,486
        Other current liabilities                                                  (40,978)                        (29,210)
                                                                            ---------------                  --------------

           Total adjustments                                                       335,074                         444,831
                                                                            ---------------                  --------------

           Net cash provided by operating activities                                46,731                          61,330
                                                                            ---------------                  --------------

Cash flows from investing activities:
        Capital expenditures                                                      (47,850)                         (53,561)
        Proceeds from sales of equipment                                            3,500                               --
                                                                            ---------------                  --------------
           Net cash used in investing activities                                   (44,350)                        (53,561)
                                                                            ---------------                  --------------

Cash flows from financing activities:
        Principal payments of note payable - Bank                                  (60,000)                        (47,500)
        Principal payments of capital lease obligations                             (8,992)                        (50,445)
                                                                            ---------------                  --------------
           Net cash used in financing activities                                   (68,992)                        (97,945)
                                                                            ---------------                  --------------
Net decrease in cash and cash equivalents                                          (66,611)                        (90,176)

Cash and cash equivalents at beginning of period                                   209,142                         194,577
                                                                            ---------------                  --------------
Cash and cash equivalents at end of period                                  $      142,531                  $      104,401
                                                                            ---------------                  --------------
                                                                            ---------------                  --------------




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


Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential diluted effect of securities which are common share equivalents, have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30 1998, the Company used 75% as its estimate cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 75% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1998 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1997, the Company used 78% as its estimated cost of goods sold percentage.



NOTE 3 - DEBT


Note Payable - Shareowner

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the six month period ended June 30, 1998, the Company did not make any interest payments. The Company's ability make the remaining quarterly interest payments in 1998 is subject to adequate cash flow.

Although by its terms the indebtedness to the shareowner was due on December 31, 1996, it cannot be repaid until the Chase Bank debt has been repaid in full, which is expected to be on September 1, 1999. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to July 1, 1999.


Unsecured Demand Convertible Note

Although by its terms the Note is due on demand, it cannot be repaid until the Chase Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to July 1, 1999.

Secured Promissory Note

Although by its terms the Note was due on July 8, 1997, it cannot be repaid until the Chase Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to July 1, 1999.

Subordinated Convertible Notes

The two semi annual cash interest payments (of $50,000 each) that were due in 1997 and the one that was due in 1998, were not made and the debt holder agreed not to request payment prior to January 15, 1999. The interest obligation has been accrued by the Company and is included in Accounts Payable and Accrued Liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first six months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.


RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.


Net Product Sales

Net sales for the second quarter of 1998 decreased $86,000, or 7% from the comparable quarter in 1997 and net sales for the six months ended June 30, 1998 increased $ 79,000 or 3% from the comparable 1997 period. International shipments in the first six months of 1998 were $422,000 (18% of total shipments) compared to $404,000 (18%) for the first six months of 1997. Product sales during the six months ended June 30, 1998 were greater than the prior year because the opening backlog was greater in 1998 than in 1997.

The backlog of unfilled product orders was $1,609,000 at June 30, 1998, compared with $1,862,000 at December 31, 1997 and $2,147,000 at June 30, 1997.


Cost of Goods Sold

For the six month period ended June 30, 1998, the Company used 75% as its estimated cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 75% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1998 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1997, the Company used 78% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues for the second quarter of 1998 increased $101,000 or 100%, from the comparable quarter in 1997, and revenues for the six months ended June 30, 1998 and 1997 were $366,000 and $205,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended June 30, 1998 were $208,000 compared to $97,000 for the comparable 1997 quarter; expenses for the six month period ended June 30, 1998 and 1997 were $382,000 and $203,000, respectively. Revenues increased from 1997 to 1998 due to a higher opening backlog of contracts. The Company expects to continue to focus its future efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $1,024,000 at June 30, 1998, compared with $573,000 at December 31, 1997 and $629,000 at June 30, 1997.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $32,000 for the fist six months of 1998. The decrease is due to increased contract research and development revenues, which resulted in a greater allocation of Selling, General and Administrative expenses to contract research and development expenses. During the second quarter of 1998, Selling, General and Administrative Expenses increased $3,000 as compared to 1997


Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 1998 were $50,000 compared to $35,000 for the quarter ended June 30, 1997. Expenses for the six months ended June 30, 1998 were $83,000 compared to $63,000 for the comparable 1997 period. The Company is focusing its internal Research and Development efforts in 1998 on a few new products with short development cycles.


Interest Expense

Interest expense was $60,000 for the quarter ended June 30, 1998 compared to $65,000 for the quarter ended June 30, 1997, and $121,000 and $ 130,000 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. The Company's cash flow requirements increased in 1997 because the Company was to begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. The two payments due in 1997 and the first payment due in 1998 were not made and the debt holder has agreed not to request payment prior to January 15, 1999. The interest obligation has been accrued by the Company and is included in Accounts Payable and Accrued Liabilities. In addition, the debt holders of the Unsecured Demand convertible Note, Secured Promissory Note and Note Payable - Shareowner have all agreed to extend the due date of their loans to July 1, 1999.

Capital expenditures for the six months ended June 30, 1998 and 1997 were $48,000 and $54,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the six month period ended June 30, 1998 and for each of the three years in the period ended December 31, 1997, the Company had losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent upon its ability to improve operating results and thereby generate adequate cash flow from operations. It will also depend upon the continued willingness of Shareowner creditors to extend the due date of their loans. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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


Date: August 14, 1998