Form 10-Q
period 1998-09-30
INRAD INC
filed 1998-11-16
CIK 719494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-11668

                                   INRAD, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                22-2003247
--------------------------------------------     ----------------------
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

Yes |X|    No  |_|

           Common shares of stock outstanding as of October 30, 1998:

                                2,116,971 shares

                                    INRAD, Inc.

                                       INDEX

                                                                     Page Number
                                                                     -----------

Part I. FINANCIAL INFORMATION..................................................1

           Item 1.   Financial Statements:

                     Consolidated Balance Sheets as of September 30, 1998,
                     (unaudited) and December 31, 1997.........................1

                     Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1998
                     and 1997 (unaudited)......................................2

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1998
                     and 1997 (unaudited)......................................3

                     Notes to Consolidated Financial Statements................4

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................5

Part II. OTHER INFORMATION  ...................................................9

           Item 6.   Exhibits and Reports on Form 8-K..........................9

Signatures  ..................................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                          September 30,       December 31,
                                                             1998                1997*
                                                             ----                -----
                                                           Unaudited
Assets
Current assets:
   Cash and cash equivalents                               $    80,501        $   209,142
   Certificate of Deposit                                            0             70,000
   Accounts receivable, net                                    732,863            654,827
   Inventories                                               1,418,600          1,546,541
   Unbilled contract costs                                     223,882            102,363
   Other current assets                                         35,124             64,145
                                                           -----------        -----------
      Total current assets                                   2,490,970          2,647,018
                                                           -----------        -----------
Plant and equipment,
   Plant and equipment at cost                               5,184,591          5,121,379
   Less: Accumulated depreciation
   and amortization                                         (4,476,651)        (4,124,715)
                                                           -----------        -----------
   Total plant and equipment                                   707,940            996,664
Precious metals                                                283,614            278,693
Other assets                                                   167,801            171,084
                                                           -----------        -----------
      Total assets                                         $ 3,650,325        $ 4,093,459
                                                           ===========        ===========

Current liabilities:
   Note payable - Bank                                     $   137,500        $   120,000
   Current obligations under capital leases                      6,985             12,262
   Accounts payable and accrued liabilities                    942,333            720,214
   Advances from customers                                      29,952             63,329
   Other current liabilities                                    12,400             57,929
                                                           -----------        -----------
      Total current liabilities                              1,129,170            973,734

Note payable - Bank                                                  0            107,500
Obligations under capital leases                                 3,035              8,683
Secured Promissory Notes                                       250,000            250,000
Subordinated Convertible Notes                               1,232,548          1,224,921
Unsecured Demand Convertible Note                              100,000            100,000
Note payable - Shareowner                                      566,049            566,049
                                                           -----------        -----------
      Total liabilities                                      3,280,802          3,230,887
                                                           -----------        -----------

Shareholders' equity:
   Common stock: $.01 par value; 2,121,571 shares issued        21,216             21,216
   Capital in excess of par value                            6,014,941          6,051,791
   Accumulated deficit                                      (5,651,684)        (5,158,635)
                                                           -----------        -----------
                                                               384,473            914,372
   Less - Common stock in treasury,
     at cost (4,600 shares at September 30, 1998;12,300
     at December 31, 1997)                                     (14,950)          (51,800)
                                                           -----------        -----------
      Total shareholders' equity                               369,523            862,572
                                                           -----------        -----------
      Total liabilities and shareholders' equity           $ 3,650,325        $ 4,093,459
                                                           ===========        ===========

* Derived from Audited Financial Statements

                     See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended September 30      Nine Months Ended September 30
                                               -------------------------------      ------------------------------

                                                   1998           1997                   1998            1997
                                                   ----           ----                   ----            ----
Revenues:
  Product sales                                 $ 1,015,902    $ 1,412,167            $ 3,397,464    $ 3,714,402
  Contract R & D                                    217,513        109,925                583,920        314,971
                                                -----------    -----------            -----------    -----------

Total Revenue                                     1,233,415      1,522,092              3,981,384      4,029,373
                                                -----------    -----------            -----------    -----------
Cost and Expenses:
  Cost of goods sold                                762,057      1,059,631              2,548,098      2,856,184
  Contract R & D expenses                           226,306        106,632                609,109        310,105
  Selling, general & administrative expenses        342,201        323,078              1,011,514      1,024,893
  Internal R & D expenses                            42,218         25,001                125,116         87,686
                                                -----------    -----------            -----------    -----------
Total Cost and Expenses                           1,372,782      1,514,342              4,293,837      4,278,868
                                                -----------    -----------            -----------    -----------

Operating profit (loss)                            (139,367)         7,750               (312,453)      (249,495)

Other income (expense):
  Interest expense                                  (67,486)       (63,895)              (188,816)      (193,719)
  Interest & other income, net                        2,147          5,098                  8,220          8,666
                                                -----------    -----------            -----------    -----------

Net income (loss)                                  (204,706)       (51,047)              (493,049)      (434,548)

Accumulated deficit, beginning of period         (5,446,978)    (4,970,015)            (5,158,635)    (4,586,514)
                                                -----------    -----------            -----------    -----------
Accumulated deficit, end of period              $(5,651,684)   $(5,021,062)           $(5,651,684)   $(5,021,062)
                                                ===========    ===========            ===========    ===========
Basic and Diluted Net income (loss) per share         (0.09)         (0.03)                 (0.23)         (0.21)
                                                ===========    ===========           ===========    ===========

Weighted average shares outstanding               2,116,971      2,109,271              2,113,248      2,109,271
                                                ===========    ===========            ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine months Ended September 30
                                                          ------------------------------
                                                               1998           1997
                                                               ----           ----
Cash flows from operating activities:
   Net income (loss)                                          $(493,049)   $(434,548)
                                                              ---------    ---------
Adjustments to reconcile net income
  (loss) to cash provided by operating activities:
     Depreciation and amortization                              351,936      398,028
     Noncash interest                                             7,627           --
     Gain on sale of equipment                                   (3,500)      (3,800)

   Changes in assets and liabilities:
     Accounts receivable                                        (78,036)     (15,971)
     Inventories                                                127,941       78,180
     Unbilled contract costs                                   (121,519)     (32,645)
     Other current assets                                        29,021       36,498
     Precious metals                                             (4,921)          --
     Other assets                                                 3,283      (22,818)
     Accounts payable and accrued liabilities                   222,119      207,321
     Advances from customers                                    (33,377)      12,383
     Other current liabilities                                  (45,529)     (34,757)
                                                              ---------    ---------
        Total adjustments                                       455,045      622,419
                                                              ---------    ---------
        Net cash provided by operating activities               (38,004)     187,871
                                                              ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                       (63,212)     (74,239)
     Proceeds from sales of equipment                             3,500        3,800
     Proceeds from redemption of Certificate of Deposit          70,000            0
                                                              ---------    ---------
        Net cash provided by (used in) investing activities      10,288      (70,439)
                                                              ---------    ---------

Cash flows from financing activities:
     Principal payments of note payable - Bank                  (90,000)     (70,000)
     Principal payments of capital lease obligations            (10,925)     (69,562)
                                                              ---------    ---------
        Net cash used in financing activities                  (100,925)    (139,562)
                                                              ---------    ---------
Net decrease in cash and cash equivalents                      (128,641)     (22,130)

Cash and cash equivalents at beginning of period                209,142      194,577
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  80,501    $ 172,447
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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities which are common share equivalents, have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the six month period ended September 30 1998, the Company used 75% as its estimate cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 75% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1998 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1997, the Company used 76.9% as its estimated cost of goods sold percentage.

NOTE 3 - DEBT

Note Payable - Shareowner

By mutual informal agreement, the Company has deferred certain interest payments to its principal shareowner. During the nine month period ended September 30, 1998, the Company did not make any interest payments. The Company's ability make the remaining quarterly interest payments in 1998 is subject to adequate cash flow.

Although by its terms the indebtedness to the shareowner was due on December 31, 1996, it cannot be repaid until the Chase Bank debt has been repaid in full, which is expected to be on September 1, 1999. The shareowner loan has been classified as noncurrent in the accompanying balance sheet because the shareowner has agreed not to demand payment prior to October 1, 1999.

Unsecured Demand Convertible Note

Although by its terms the Note is due on demand, it cannot be repaid until the Chase Bank debt has been repaid in full. The Demand Note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to October 1, 1999.

Secured Promissory Note

Although by its terms the Note was due on July 8, 1997, it cannot be repaid until the Chase Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to October 1, 1999.

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

Net Product Sales

Net sales for the third quarter of 1998 decreased $396,000, or 28% from the comparable quarter in 1997 and net sales for the nine months ended September 30, 1998 decreased $ 317,000 or 9% from the comparable 1997 period. International shipments in the first nine months of 1998 were $613,000 (18% of total shipments) compared to $512,000 (14%) for the first nine months of 1997. Product sales during the nine months ended September 30, 1998 were less than the prior year because the bookings were less in 1998 than in 1997. During the third quarter of 1998 product sales were less than the same period in 1997 due to a lower opening backlog.

The backlog of unfilled product orders was $1,760,000 at September 30, 1998, compared with $1,862,000 at December 31, 1997 and $2,250,000 at September 30, 1997.

Cost of Goods Sold

For the nine month period ended September 30, 1998, the Company used 75% as its estimated cost of goods sold percentage. For the previous year, 1997, the actual cost of goods sold percentage was 77.6%. The Company believes 75% better approximates the expected 1998 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1998 and the anticipated annual level of product shipments and related costs.

For the nine month period ended September 30, 1997, the Company used 76.9% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues for the third quarter of 1998 increased $107,000 or 98%, from the comparable quarter in 1997, and revenues for the nine months ended September 30, 1998 and 1997 were $584,000 and $315,000, respectively. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended September 30, 1998 were $226,000 compared to $107,000 for the comparable 1997 quarter; expenses for the nine month period ended September 30, 1998 and 1997 were $609,000 and $310,000, respectively. Revenues increased from 1997 to 1998 due to a higher opening backlog of contracts. The Company expects to continue to focus its future efforts on contract research and development programs closely aligned with its core business.

The Company's backlog of contract R&D was $1,213,000 at September 30, 1998, compared with $573,000 at December 31, 1997 and $605,000 at September 30, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13,000 for the fist nine months of 1998. The decrease is due to increased contract research and development revenues, which resulted in a greater allocation of General and Administrative expenses to contract research and development expenses. During the third quarter of 1998, Selling, General and Administrative Expenses increased $19,000 as compared to 1997

Internal Research and Development Expenses

Research and development expenses for the quarter ended September 30, 1998 were $42,000 compared to $25,000 for the quarter ended September 30, 1997. Expenses for the nine months ended September 30, 1998 were $125,000 compared to $88,000 for the comparable 1997 period. The Company is focusing its internal Research and Development efforts in 1998 on a few new products with short development cycles.

Interest Expense

Interest expense was $67,000 for the quarter ended September 30, 1998 compared to $64,000 for the quarter ended September 30, 1997, and $189,000 and $194,000 for the nine months ended September 30, 1998 and 1997, respectively.

Year 2000 Issue

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs and hardware as well as software products and certain equipment and machinery that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

The Company has divided the Year 2000 issue into two main areas: internal information technology ("IT") and non-IT systems, including embedded technology such as microprocessors; and external agents including critical suppliers, customers and other third parties the Company utilizes for various processing functions.

The Company is evaluating new IT software systems to replace its non Y2K compliant system. In the event we do not find a system that meets our requirements, an upgrade that is Y2K compliant is available for our current system. To date, based upon reviewing hardware, it has been determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. Financing has been arranged with a leasing company for the Company to lease hardware and software.

The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing, research and development and key relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401 (k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships is expected to be completed by the end of the second quarter of 1999. At this time the cost to be Y2K compliant can not be estimated.

The failure to correct a material Year 2000 problem could result in a interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The future costs of the Company's Year 2000 efforts are expected to be funded through future operating cash flows and the financing of hardware and software. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer data and similar uncertainties.

No contingency plans developed to date, contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1,2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as will a potential risks in the supply chain of the Company's suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. The Company's cash flow requirements increased in 1997 because the Company was to begin making cash interest payments ($110,000 annually) on its Subordinated Convertible Notes issued in 1993. The two payments due in 1997 and the first payment due in 1998 were not made and the debt holder has agreed not to request payment prior to January 15, 1999. The interest obligation has been accrued by the Company and is included in Accounts Payable and Accrued Liabilities. In addition, the debt holders of the Unsecured Demand convertible Note, Secured Promissory Note and Note Payable - Shareowner have all agreed to extend the due date of their loans to October 1, 1999.

Capital expenditures, including internal labor and overhead charges, for the nine months ended September 30, 1998 and 1997 were $63,000 and $74,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the nine month period ended September 30, 1998 and for each of the three years in the period ended December 31, 1997, the Company had losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent upon its ability to improve operating results and thereby generate adequate cash flow from operations. It will also depend upon the continued willingness of Shareowner creditors to extend the due date of their loans. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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


            Date: November 16, 1998