Form 10-K405
period 1998-12-31
INRAD INC
filed 1999-03-31
CIK 719494

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
                          ------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to .............................

Commission file number              0-11668
                       -----------------------------------------------------

                                  INRAD, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                      22-2003247
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization)                               Identification No.)

                    181 Legrand Avenue, Northvale, NJ, 07647
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (201) 767-1910
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities Registered Pursuant to Section 12(b) of the Act: None

    Title of each class                           Name of each exchange on
                                                     which registered
-------------------------                       ---------------------------
-------------------------                       ---------------------------

      Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of March 11, 1998 was approximately $103,000.

        Common shares of stock outstanding as of March 11, 1999:

                               4,096,078 shares
                               ----------------

                                INRAD, INC.

                                   INDEX
                                                              Page
                                                              ----

Part I

  Item 1.         Business......................................1

  Item 2.         Properties....................................6

  Item 3.         Legal Proceedings.............................6

  Item 4.         Submission of Matters to a Vote
                  of Security Holders...........................6

Part II

  Item 5.         Market for Registrant's Common Equity
                  and Related Stockholder Matters...............7

  Item 6.         Selected Financial Data.......................8

  Item 7.         Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations....................................8

  Item 7A.        Quantitative and qualitative discussion
                  about market ................................14

  Item 8.         Financial Statements
                  and Supplementary Data.......................14

  Item 9.         Changes In and Disagreements
                  With Accountants On Accounting
                  and Financial Disclosure.....................14

Part III

  Item 10.        Directors and Executive Officers
                  of the Registrant............................15

  Item 11.        Executive Compensation.......................16

  Item 12.        Security Ownership of Certain
                  Beneficial Owners and Management.............16

  Item 13.        Certain Relationships
                  and Related Transactions.....................18

Part IV

  Item 14.        Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K...........19

Signatures.....................................................22

Note:  Page F-1 follows Page 22.

                                     PART I

Item 1. Business.

      INRAD, Inc., (the "Company" or "INRAD"), incorporated in New Jersey in 1973, designs, develops, manufactures and markets crystals and products incorporating crystals which are used primarily for controlling, measuring and augmenting laser radiation. These products, which represent INRAD's core business, are designed either for incorporation by original equipment manufacturers in their lasers and laser systems, for use by scientists and engineers in their research and development with lasers, or as stand-alone subsystems or instruments for general use with lasers. These products are sold under the INRAD trademark, which has been registered in the United States Patent Office.

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

Products

      The Company's products include: crystals; crystal components such as Q-switches, polarizers, waveplates and rotators; integrated systems such as harmonic generators, electronic drivers for laser components and laser pulsewidth measuring instruments; and opto-mechanical assemblies and optical components. The Company sells crystals as blanks or as precision polished elements. Wherever possible, the Company emphasizes the manufacture and sale of its components, integrated systems, and instruments that incorporate its own crystals. The Company also performs research and development for industry and government in the area of crystal and laser technology.

      The following table illustrates the Company's sales for each major category of its product line during the past three years:

                                      Year Ended December 31,
                                      -----------------------

                               1998               1997               1996
                          ------------------------------------------------------
Category                       Sales    %         Sales    %         Sales    %
--------                       -----    -         -----    -         -----    -
                                 $                  $                  $

Crystals &
 Crystal Components       $3,372,802   63     $3,934,178  73     $3,563,983   62

Systems &
 Instruments               1,201,472   23      1,048,877  19      1,677,092   29

Contract Research &
 Development                 776,594   14        436,374   8        489,930    9
                             -------             -------            -------

TOTAL                     $5,350,868  100     $5,419,429 100     $5,731,005  100
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

      An Infrared Autotracker was then designed to cover the wavelength region from 1.5 to 4.5 microns. Further product developments are planned to extend the wavelength region of tunability to 11 microns using a group of new crystals now being developed and grown at INRAD. In 1991, the Company introduced an Autotracker specifically designed to work with Titanium Sapphire lasers. These lasers are an advance in solid state tunable sources and are now being marketed by major laser manufacturers.

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

Research and Development

      The Company's research and development activities currently focus on developing new proprietary products as well as new end uses for its existing products. The Company is primarily engaged in research on crystal growth, harmonic generation, and electro-optics. This combination allows the Company to introduce new products based on crystals developed within the Company. A staff of eleven scientists and engineers, including seven at the Ph.D. level, enables the Company to develop new crystals, devices and instruments and also to participate in sponsored research.

      Company-funded research expenditures during the years ended December 31, 1998, 1997, and 1996 were $159,245 (3.4% of net product sales), $114,021 (2.2%
of net product sales), and $170,750 (3.3% of net product sales).

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

      During 1998, 1997 and 1996, the Company was awarded funded R&D programs totaling approximately $1,323,000, $945,000 and $152,000, respectively. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.

      Revenues from contract research and development were $776,594, $436,374 and $489,930 during the years ended December 31, 1998, 1997, and 1996, respectively. The Company expects to continue seeking new government-sponsored programs, as well as joint programs with certain of its customers, in technical areas related to its core business.

Markets

      In 1998, 1997 and 1996 the Company's domestic product sales were made to end users in the following market areas:

         Market                         1998            1997        1996
         ------                         ----            ----        ----

         Industrial                       79%            77%         66%
         Universities                     10%             9%         13%
         National Laboratories             3%             4%          8%
         Government                        8%            10%         13%
                                           --            ---         ---

         Total Domestic                  100%           100%        100%
                                         ====           ====        ====

      The Company does not have similar information about the end use of products sold abroad. Export sales primarily to customers in Canada, Europe, Near East and the Pacific Rim, amounted to 21% of total product sales in 1998, 16% in both 1997 and 1996. No foreign customer accounted for over 10% of net product sales in 1998, 1997 or 1996. One U.S. customer accounted for 13%, 14% and 12% of net product sales in 1998, 1997 and 1996, respectively. One other U.S. customer accounted for 11% of net product sales in 1996.

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

      The current sales staff consists of three degreed professionals plus support personnel. The Company plans to increase its sales and marketing program in 1999, which includes advertising, trade show participation, development of additional marketing materials, and greatly increased contact with existing and potential customers. In addition the Company intends to increase its sales staff.

Backlog

      The Company's order backlog as of December 31, 1998 included approximately $1,426,000 of product orders and $1,110,000 of contract R&D, most of which is scheduled to be completed in 1999. On December 31, 1997, the backlog included $1,862,000 of product orders and $573,000 of contract R&D.

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

Employees

      As of December 31, 1998, the Company had 57 full-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, sick leave and paid holidays and vacations to its employees and has paid year-end bonuses to employees in certain years. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

      The company was awarded a U.S. patent for a Thermal Conductivity Meter (t-Master) that the company has begun to market, principally to the semiconductor industry. The t-Master, which is useful for the measurement of the thermal conductivity of thin films, was recognized by a 1997 R&D 100 award as one of the year's 100 most technologically significant products and processes.

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

Item 2. Properties.

      The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2001. The Company has an option to renew the lease for one additional term of five years. The 1998 annual rent was approximately $196,000. The Company also paid real estate taxes and insurance premiums which aggregated approximately $42,000 during 1998.

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

      The following table sets forth the range of Bid prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1997, through the quarter ended December 31, 1998 as reported by the National Association of Securities Dealers NASDAQ System:

                                                                   Bid Price
                                                                   ---------
                                                              High         Low
                                                              ----         ---

      Quarter ended March 31, 1998............................7/16       13/32

      Quarter ended June 30, 1998..............................1/2         3/8

      Quarter ended September 30, 1998.........................3/8        5/16

      Quarter ended December 31, 1998.........................5/16        5/16

      Quarter ended March 31, 1997............................9/32        9/32

      Quarter ended June 30, 1997.............................9/32        9/32

      Quarter ended September 30, 1997........................9/32        9/32

      Quarter ended December 31, 1997........................17/32        9/32

Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

      (b) Holders.

      As of February 12, 1999, there were 193 record owners of the Common Stock.

      (c) Dividends.

      The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 1998, 1997 or 1996. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company's loan agreement with its bank currently prohibits it from paying dividends. The Company does not anticipate paying cash dividends in the immediate future.

      (d) Recent Sales of Unregistered Securities.

      On December 1998, the Company issued a total of 1,979,107 unregistered shares of its common stock as payment on certain notes totaling $1,800,000 and accrued interest totaling $442,000 to its president and another shareowner note holder. This transaction is exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

      In May 1998, the Company issued a total of 7,700 shares of its common stock to its employees. This transaction is exempt from registration as either not involving a sale or as an exempt private placement pursuant to section 4(2) of the Securities Act.

      In January 1996, the Company issued a total of 2,700 shares of its common stock to its employees. The issuance was exempt from registration as either not involving a sale or as an exempt private placement pursuant to Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

      The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                              As of December 31, or
                         For the Year Ended December 31,

                    1998         1997         1996          1995         1994
                    ----         ----         ----          ----         ----
                      $            $            $             $            $

Revenues          5,350,868    5,419,429    5,731,005   5,432,038     5,995,919

Net Loss           (631,768)    (572,121)    (373,774)   (968,878)     (873,394)

Net Loss per
  Common Share     (0.30)       (0.27)       (0.18)       (0.46)       (0.41)

Dividends
  Paid              None         None         None         None         None

Total
  Assets          3,538,157    4,093,459    4,715,205   5,296,044     6,083,264

Long-Term
  Obligations       350,000    2,257,153    2,351,561   2,359,131       934,420

Shareholders'
  Equity          2,473,372      862,572    1,434,693   1,808,467     2,677,345

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following information contains forward-looking statements, including, statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary materially from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; failure to consummate the sale of $500,000 of preferred stock or arrange alternative financing; unforeseen overhead expenses that may adversely affect financial results or other inability's to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

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

                                                     Year ended December 31,
                                                     -----------------------
                                                1998         1997          1996
                                                ----         ----          ----
                                                  %           %            %

Revenues:
    Net product sales                           85.5         91.9          91.5
    Contract research and development           14.5          8.1           8.5
                                                ----         ----          ----
                                               100.0        100.0         100.0
    Interest and other income                    0.2          0.2           0.3
                                               -----        -----         -----
                                               100.2        100.2         100.3
===============================================================================
Costs and expenses:
    Cost of goods sold*                         74.3         77.6          74.8
    Plant consolidation costs                     --           --            --
    Contract research and
      development*                             106.7        100.3         102.5
    Selling, general and
      administrative expenses                   25.5         24.5          21.7
    Internal research and
       development**                             3.5          2.2           3.3
    Interest expense                             4.6          4.7           4.9
===============================================================================
Net loss                                       (11.8)       (10.6)         (6.5)

*     calculated as a percentage of their respective revenues
**    calculated as a percentage of net product sales

Net Product Sales

      Net product sales were $4,574,274, $4,983,055 and $5,241,075, in 1998,
1997 and 1996, respectively. Product sales in 1998 were 8% less than 1997 due to bookings being less in 1998 as compared to the same period of 1997. Product sales in 1997 were 5% less than 1996, also due to less bookings.

      International sales, as a percentage of total product sales, were 21%, 16% and 16 for 1998, 1997, and 1996, respectively.

      The Company's backlog of product orders as of December 31, 1998 was approximately $1,426,000, compared to approximately $1,862,000 at December 31, 1997.

Cost of Goods Sold

      As a percentage of net product sales, cost of goods sold was 74.3%, 77.6% and 74.8% for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, the cost of goods sold percentage decreased from 1997 due to increased allocations of overhead to contract research and research and development expenses and due to lower depreciation expenses in 1998. The increase in the cost of goods sold percentage from 1996 to 1997 is attributable to lower sales compared to relatively fixed costs such as wages, depreciation and rent.

      Prices for raw materials and purchased components have been relatively stable in 1998, 1997 and 1996, while labor costs rose in all years.

Contract Research and Development

      Contract research and development revenues were $776,594, $436,374 and $489,930 for the years ended December 31, 1998, 1997 and 1996, respectively. Related contract R&D expenditures, including allocated indirect costs, were $828,850, $437,623 and $502,367. Revenues increased in 1998 over 1997 due to a larger opening backlog and increased bookings in 1998. Revenues decreased from 1996 to 1997 based on the Company's policy to focus its funded research efforts on programs closely aligned with its core business, and due to the low opening backlog. The programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs and, depending on their terms, recovery of general and administrative costs.

      The Company intends to continue focusing its future funded research efforts on programs closely aligned with its core business.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in 1998 increased $33,436, or 2.5% compared to 1997, and in 1997 increased $83,844 or 6.7% compared to 1996. In 1998, selling, general and administration expenses increased due to increases in salaries and additional recruiting expenses. In 1997, selling salaries, travel and advertising increased and the Company allocated a lower amount to contracts; these increases in costs were partially offset by lower commissions. Subject to availability of resources, the Company expects to increase certain selling costs in 1999, including additional sales staff.

Internal Research and Development Expenses

      Company-funded research expenditures during the years ended December 31, 1998, 1997, and 1996 were $159,245 (3.5% of net product sales), $114,021 (2.2%
of net product sales), and $170,750 (3.3% of net product sales). During 1998, the Company continued to focus its internal research and development efforts on a few new products with short development cycles. As a result, R&D expenditures increased slightly in 1998 and decreased in 1997. This level is expected to continue in 1999.

Income taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1998, the Company had a net deferred tax asset of $2,751,000, the primary component of which was its significant net operating loss carryforward. The Company has established a valuation allowance to fully offset this deferred tax asset in the event that operating losses continue and make it uncertain that the tax asset will be realized.

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

      The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing, research and development and key relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401 (k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships is expected to be completed by the end of the second quarter of 1999. At this time the cost to be Y2K compliant cannot be estimated.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

      No contingency plans have been developed to date. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1,2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Inflation

      The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

      On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $ 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of $ 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (7.75% at December 31, 1998) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement. The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Borrowings are secured by accounts receivable and the personal guarantee of the Company's principal shareowner.

      In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chase Manhattan Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $222,700, with each principal payment made by the Company, an amount may be withdrawn from the collateral deposit to maintain a 1.1 to 1 collateral to loan ratio. On December 31, 1998 the certificate of deposit was in the amount of $140,250.

      In December 1998, the Company entered into a number of transactions to improve its balance sheet and in effect increase its shareowner equity. These transactions converted $1,800,799 of notes payable and $441,789 of accrued interest into 1,979,107 shares of its common stock. The notes converted into equity are as follows:

      In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of a $125,000 8% Subordinated Convertible Note due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. In connection with this transaction, the Company issued 50,000 warrants to purchase Common Stock at $0.6875 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. Both of these notes along with their accrued interest were converted into a total of 299,194 shares of common stock at the note conversion price of $1.00 per share on December 31, 1998.

      In 1993, the Company raised $1,000,000 in cash from a private investment group through the issuance of a $746,215 10% Subordinated Convertible Note due December 15, 2000 (the "note") and 203,028 shares of the Company's common stock at $1.25 per share. As part of this transaction, the Company issued warrants (expiring on December 15, 2000) which entitle the holders to purchase 171,675 shares of the Company's common stock at $1.50 per share. The warrants have been recorded at $68,670 resulting in a discount on the notes of $68,670. On December 31, 1998 this note along with its accrued interest was converted into 960,000 shares of the Company's common stock.

      In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. This note along with its accrued interest was converted into 684,921 shares of the Company's common stock on December 31, 1998. Interest expense related to the shareowner loan was approximately $57,000, $57,000 and $72,000 in 1998, 1997 and 1996, respectively.

      As a result of the forgoing the Company expects interest expense for 1999 to be significantly less then it was in 1998.

      During September 1993, the Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. On December 16, 1993, this promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued. The note is convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.).

      The entire amount of the Subordinated Convertible Note may be redeemed by the Company after December 15, 1998; they are subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. This note also contains certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on this note, and the first six interest payments are payable in the form of additional notes. At December 31, 1998 and 1997 the Company was not in violation of the covenants of this note. At December 31, 1996 the Company was in violation of certain covenants of this note; subsequent to the year end, the Company obtained a waiver from the holder of the note and modified the financial covenants in the debt agreements.

      The Company's Secured Promissory Note bears interest at 7%, is secured by certain of the Company's precious metals, and is convertible at any time into 200,000 shares of common stock. The Note also contains acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes was July 8, 1997. However, the noteholder has agreed not to demand payment prior to January 1, 2000, therefore the note has been classified as noncurrent in the accompanying balance sheet.

      In March 1999, a shareowner and debtholder of the Company has agreed to purchase 500 shares of 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares will be purchased for $200,000 in March 1999 and the remaining three hundred shares will be purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.

      Because of the circumstances described below relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

      Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 1998, 1997 and 1996 were $ 95,000, $86,000 and $238,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

Overview of Financial Condition

      As shown in the accompanying financial statements, the Company reported a net loss of approximately $632,000 for the year ended December 31, 1998, and also incurred losses in 1997 and 1996. During the past three years, the Company's working capital requirements were met in part on the basis of issuance of common stock to shareowners including the principal shareowner and the sale of certain non-operating assets.

      Where possible, the Company will continue to reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations and the sale of $500,000 of preferred stock will provide adequate liquidity for the Company's operations in 1999. The Company plans to hire additional manufacturing management and sales personnel, and to purchase fixed assets, in order to improve operations; however a loss is anticipated in 1999. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek additional financing to supplement the cash flow.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 in the accompanying financial statements.

Item 7A. Quantitative and qualitative discussion about market risk.

      Not applicable

Item 8. Financial Statements and Supplementary Data.

      The Company's consolidated financial statements are set forth on pages F-1 through F-15. Page F-1 follows page 23.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

Directors

      The following table sets forth the names and ages of each of the members of the Company's Board of Directors, the other positions and offices presently held by each such person with the Company, the period during which each such person has served on the Company's Board of Directors, and the principal occupations and employment of each such person during the past five years.

                            Director     Positions; Business
Name and Age                Since        Experience
------------                -----        ----------

Warren Ruderman,            1973         Chairman of the Board of
  79                                         Directors, Chief Technology Officer
                                             1999, President and Chief
                                             Executive Officer (1973-1999)

Charles Lucy,               1998         President and Chief Executive Officer
  73                                         (1999), Management Consultant
                                             (1989 - 1996)
                                             Vice-President Telecommunications
                                             Group Corning, Inc.
                                             (1977 - 1988)

Thomas Lenagh,              1998         Management Consultant (1990 - Present);
  72

Frank Wiedeman,             1998         Executive Director (1980 - Present)
  84                                         American Capital Management Inc.

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

      Pursuant to an agreement between INRAD and Clarex, Ltd. ("Clarex"), the Company has agreed to use its best efforts to have two individuals selected by Clarex elected to the Board of Directors as long as any of the subordinated convertible notes are outstanding. Thomas Lenagh and Frank Wiedeman have been selected by Clarex as their representatives.

Executive Officers of the Registrant

           The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions and offices with the Company held by each such person:

                                Officer      Positions and Offices
Name and Age                    Since        With the Company
------------                    -----        ----------------
Warren Ruderman, 79             1973         Chairman of the Board of
                                             Directors, Chief Technology Officer
                                             1999, President and Chief

                                             Executive Officer (1973-1999)

Charles Lucy, 73            1999         President and Chief Executive Officer
                                             (1999), Management Consultant
                                             (1989 - 1996)
                                             Vice-President Telecommunications
                                             Group Corning, Inc.
                                             (1977 - 1988)

Maria Murray, 41            1995             Vice President - Marketing
                                             and Sales

James Greco, 42             1996             Chief Financial Officer and
                                             Secretary

Ilya Zwieback, 50           1998             Vice President - Crystal Growth

      Warren Ruderman has served as President and Chairman of the Board of Directors of the Company since he founded it in 1973. In March of 1999 Dr. Ruderman assumed the title of Chief Technology Officer and will continue to be Chairman of the Board. Prior to 1973, he founded and served as the President of Isomet Corporation, a manufacturer of acousto-optic devices for the laser industry, and was a Teaching Fellow, Lecturer in Chemistry, Research Scientist and Consultant at Columbia University. Dr. Ruderman was a founder and served as a director of the Melex Corporation (a life sciences company acquired by Revlon, Inc. in 1975). Dr. Ruderman holds a doctorate in Chemical Physics from Columbia University, and is a Fellow of the New York Academy of Sciences.

      Charles Lucy joined the Company in March of 1999 as President and Chief Executive Officer. Prior to joining the Company, Mr. Lucy was a management consultant from 1989 to 1996. From 1952 to 1988 Mr. Lucy was employed by Corning, Inc., and the last 9 years as Vice President and Director of International Operations.

      Maria Murray joined the Company in January 1989 as a Sales Engineer, became Vice President of R&D Programs in 1993, and was appointed Vice President, Marketing and Sales in 1995. Prior to joining INRAD, she held positions in electronic design engineering in the laser and communication industries. She holds a B.S.E.E. degree in Electrical Engineering from the University of Central Florida.

      James Greco joined the Company as Secretary and Controller in July 1996 and was appointed Chief Financial Officer in 1998. Prior to joining INRAD, he held positions as Controller of Divisions within National Cleaning Contractors from 1989-1996. He received a B.B.A. from Pace University and is a certified public accountant.

      Ilya Zwieback joined the Company in 1992 as Senior Research Scientist and left the Company in 1996 to join Lockheed Sanders as Senior Physicist. In 1997 Dr. Zwieback rejoined the Company as Manager of Crystal Growth and in 1998 was appointed Vice President, Crystal Growth. Dr. Zwieback holds a Doctorate of Physics in semiconductors from Moscow Institute of Steel and Alloys.

      Charles Lucy has an employment contract which calls for an annual salary of $120,000, after six months of service the contract can be cancelled by either party with 30 days notice. None of the officers of the Company has an employment contract with the Company; each serves at the pleasure of the Board of Directors.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company's Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

                                                                   Long-Term
                                   Annual Compensation(A)          Compensation
Name and Current                   ---------------------           ------------         All Other
Principal Position      Year       Salary          Bonus           Options Granted      Compensation
------------------      ----       ------          -----           ---------------      ------------
($)
Warren Ruderman,        1998     $130,000          none                none               none
President and Chief
Executive Officer
                        1997     $130,000          none                none               none

                        1996     $130,000          none                none               none

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of the only individuals or entities known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1999. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

                                                                   Percent of
Name and Address                      Number of shares            Common Stock
--------------------------------------------------------------------------------
Warren Ruderman                           1,791,946                     43.7
c/o INRAD, Inc.
181 Legrand Avenue
Northvale, NJ  07647

Clarex, Ltd.                              2,187,214 (1)                 46.9
c/o Bank of Nova Scotia
  Trust Company Bahamas Ltd.
PO Box N1355
Nassau, Bahamas

Hoechst Celanese Corp.                      300,000                      7.3
Routes 202-206 North
Box 2500
Somerville, NJ  08876

William F. Nicklin                          210,527 (2)                  5.0
33 Grand Avenue
Newburgh, NY  12550

Frank Wiedeman                               51,500 (3)                  1.2
c/o INRAD, Inc.

Directors and Executive                   1,883,146 (4)                 45.0
  Officers as a group
  (7 persons)

      (1) Including 570,000 shares subject to options, warrants or convertible notes exercisable or convertible within 60 days.

      (2) Including 80,000 shares subject to convertible notes convertible within 60 days.

      (3) Including 50,000 shares subject to options exercisable within 60 days.

      (4) Including 89,250 shares subject to options or warrants within 60 days.

Item 13. Certain Relationships and Related Transactions

      In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bears interest at 7% and is unsecured. Interest expense related to the shareowner loan was approximately $57,000, $57,000 and $72,000 in 1998, 1997 and 1996, respectively. On December 31, 1998 this note along with its accrued interest was converted into 684,921 shares of the Company's Common Stock.

      During the years ended December 31, 1998, 1997 and 1996 approximately 4%, 4%, and 8%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

      On December 31, 1998, a shareowner and debtholder converted $1,234,730 of notes and $322,917 of accrued interest into 1,294,186 shares of the Company's Common Stock.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Financial statements filed as part of this report:

            See Index to Consolidated Financial Statements at F-1.

      (b)   Exhibits filed as part of this report:

7 The following exhibits are incorporated by reference to exhibits in the Company's Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983:

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

Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993:

10.11          Stock and Note Purchase Agreement with exhibits.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1995:

10.12          Amended and Restated Chase Manhattan Bank Agreement.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995:

10.13 Amendment and Waiver Agreement between INRAD and Chase Manhattan Bank dated August 31, 1995.

10.14 Subordinated Convertible Note dated April 9, 1995 between Clarex Limited and INRAD, Inc.

10.15          Unsecured Demand Convertible Promissory Note dated
               September 27, 1995 between Clarex Limited and INRAD,
               Inc.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996:

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

22.1           Subsidiaries of the Company

23.1           Consent from Price Waterhouse LLP

23.2           Consent from Grant Thornton LLP

27.1           Financial Data Schedule

The following exhibits are incorporated by reference to the report to the Securities and Exchange Commission on form 10-K for the fiscal year ended December 31, 1997:

22.1           Subsidiaries of the Company

23.1           Consent from Price Waterhouse LLP

23.2           Consent from Grant Thornton LLP

The following exhibits form an attachment to this report:

10.19 Agreement with Clarex to convert 1995 subordinated convertible note with accrued interest into common stock.

10.20 Agreement with Clarex to convert unsecured demand convertible note with accrued interest into common stock.

10.21 Agreement with Clarex to convert 1993 subordinated convertible note with accrued interest into common stock.

10.22 Agreement with Ruderman to convert promissory note with accrued interest into common stock.

10.23 Agreement with Clarex to convert accrued interest on secured promissory note into common stock.

10.24          Employment contract with Charles Lucy.

22.1           Subsidiaries of the Company.

23.2           Consent from Grant Thornton LLP.

27.1           Financial data schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INRAD INC.


                                          By:  /s/ Charles Lucy
                                          -----------------------------------
                                          Charles Lucy, President
                                          and Chief Executive Officer

                                          Dated: March 19, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                          Date
---------                  -----                          ----


/s/ Charles Lucy           President, Chief               March 19, 1999
----------------------     Executive Officer
Charles Lucy               and Director (Principal
                           Executive Officer)



/s/ Warren Ruderman        Chief Technology Officer       March 19, 1999
----------------------     and Chairman of the Board
Warren Ruderman            of Directors



/s/ Thomas Lenagh          Director                       March 19, 1999
----------------------
Thomas Lenagh


/s/ Frank Wiedeman         Director                       March 19, 1999
----------------------
Frank Wiedeman


/s/ James L. Greco         Chief Financial Officer        March 19, 1999
----------------------     and Secretary
James L. Greco             (Principal Financial and
                           Accounting Officer)

                                   INRAD, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Consolidated Financial Statements                                         Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets at December 31, 1998 and 1997                  F-3

Consolidated Statements of Operations for each of the three years
   in the period ended December 31, 1998                                   F-4

Consolidated Statement of Shareowners' Equity for each
   of the three years in the period ended December 31, 1998                F-5

Consolidated Statements of Cash Flows for each of the three years
   in the period ended December 31, 1998                                   F-6

Notes to Consolidated Financial Statements                         F-7 to F-15

NOTE: All schedules are either not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
INRAD, Inc.

We have audited the accompanying consolidated balance sheet of INRAD, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INRAD, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has had recurring losses. This factor, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP
New York, New York
March 5, 1999 (except for Note 14, as to which date is March 19, 1999)

                                   INRAD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                            ------------
Assets                                                    1998        1997
------                                                    ----        ----
Current assets:
    Cash and cash equivalents                       $   208,028     $   209,142
    Certificate of deposit                                    0          70,000
    Accounts receivable, net                            639,604         654,827
    Inventories                                       1,433,081       1,546,541
    Unbilled contract costs                             125,096         102,363
    Other current assets                                 64,626          64,145
                                                    -----------     -----------
      Total current assets                            2,470,435       2,647,018

Plant and equipment:
    Plant and equipment at cost                       5,216,544       5,121,379
    Less: Accumulated depreciation
    and amortization                                 (4,585,761)     (4,124,715)
                                                    -----------     -----------
    Total plant and equipment                           630,783         996,664
Precious Metals                                         282,396         278,693
Other assets                                            154,543         171,084
                                                    -----------     -----------
      Total assets                                  $ 3,538,157     $ 4,093,459
                                                    ===========     ===========

Liabilities and Shareowners' Equity

Current liabilities:
    Note payable - bank                             $   107,500     $   120,000
    Current obligations under capital leases              8,007          12,262
    Accounts payable and accrued liabilities            527,991         720,214
    Advances from customers                              30,887          63,329
    Other current liabilities                            40,400          57,929
                                                    -----------     -----------
      Total current liabilities                         714,785         973,734

Note payable - bank                                           0         107,500
Obligations under capital leases                              0           8,683
Secured Convertible Promissory Note                     250,000         250,000
Subordinated Convertible Notes                          100,000       1,224,921
Unsecured Demand Convertible Note                             0         100,000
Note payable - Shareowner                                     0         566,049
                                                    -----------     -----------
      Total liabilities                               1,064,785       3,230,887
                                                    -----------     -----------

Shareowners' equity:
    Common stock: $.01 par value; 4,100,678 shares
       issued at December 31, 1998; 2,121,571
       shares at December 31, 1997                       41,007          21,216
    Capital in excess of par value                    8,237,718       6,051,791
    Accumulated deficit                              (5,790,403)     (5,158,635)
                                                    -----------     -----------
                                                      2,488,322         914,372
    Less common stock in treasury, at cost; 4,600
       shares issued December 31, 1998; 12,300
       shares issued December 31, 1997                  (14,950)        (51,800)
                                                    -----------     -----------
      Total shareowners' equity                       2,473,372         862,572
                                                    -----------     -----------
      Total liabilities and shareowners' equity     $ 3,538,157     $ 4,093,459
                                                    ===========     ===========

                      See Notes to Consolidated Statements

                                   INRAD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                     -----------------------
                                                1998           1997           1996
                                                ----           ----           ----
Revenues:
    Net product sales                        $ 4,574,274    $ 4,983,055    $ 5,241,075
    Contract research and development            776,594        436,374        489,930
                                             -----------    -----------    -----------
                                               5,350,868      5,419,429      5,731,005
                                             -----------    -----------    -----------

Costs and expenses:
    Cost of goods sold                         3,396,603      3,864,506      3,922,517
    Contract research and development
     expenses                                    828,850        437,623        502,367
    Selling, general and administrative
     expenses                                  1,362,357      1,328,921      1,245,077
    Internal research and development
     expenses                                    159,245        114,021        170,750
                                             -----------    -----------    -----------
                                               5,747,055      5,745,071      5,840,711
                                             -----------    -----------    -----------

        Operating Loss                          (396,187)      (325,642)      (109,706)

Other income (expense):
    Interest expense                            (244,533)      (256,482)      (283,390)
    Interest and other income, net                 8,952         10,003         19,322
                                             -----------    -----------    -----------

Net loss                                     $  (631,768)   $  (572,121)   $  (373,774)
                                             ===========    ===========    ===========

Net loss per common share-basic
     and diluted                             $     (0.30)   $     (0.27)   $     (0.18)
                                             ===========    ===========    ===========

Weighted average common shares outstanding     2,119,609      2,109,271      2,109,138
                                             ===========    ===========    ===========

                      See Notes to Consolidated Statements

                                   INRAD, INC.

                CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY


                                    Common Stock         Capital in
                               ---------------------      excess of    Accumulated     Treasury
                               Shares         Amount      par value      deficit        stock
                               ------         ------      ---------      -------        -----
Balance, December 31, 1995     2,121,571   $    21,216   $ 6,067,991   $(4,212,740)   $    68,000

Net loss for the year                 --            --            --      (373,774)            --

Issuance of treasury stock            --            --        16,200            --        (16,200)
    to employees
                             -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1996     2,121,571        21,216     6,051,791    (4,586,514)        51,800

Net loss for the year                 --            --            --      (572,121)            --

Balance, December 31, 1997     2,121,571        21,216     6,051,791    (5,158,635)        51,800
                             -----------   -----------   -----------   -----------    -----------


Issuance of treasury stock            --            --        36,850            --        (36,850)
    to employees

Common stock issued on         1,979,107        19,791     2,222,777
    conversion of debt

Net loss for the year                 --            --            --      (631,768)            --
                             -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998     4,100,678   $    41,007   $ 8,237,718   $(5,790,403)   $    14,950
                             ===========   ===========   ===========   ===========    ===========

                      See Notes to Consolidated Statements

                                   INRAD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                                -----------------------
                                            1998           1997        1996
                                            ----           ----        ----
Cash flows from operating activities:
     Net loss                              $(631,768)   $(572,121)   $(373,774)
                                           ---------    ---------    ---------
Adjustments to reconcile net loss
  to cash provided by operating
  activities:
    Depreciation and amortization            481,402      530,610      601,881
    Noncash interest                         206,244       21,660      155,269
    Gain on sale of equipment                 (3,500)      (3,800)      (8,621)
    Changes in assets and liabilities:
      Accounts receivable                     15,223       80,333       69,674
      Inventories                            113,460      188,603      (63,471)
      Unbilled contract costs                (22,733)     (43,012)      92,299
      Other current assets                      (481)      (3,853)       1,405
      Precious metals                         (3,703)         555          754
      Other assets                            (3,817)     (30,717)     (17,467)
      Accounts payable and accrued
        liabilities                           53,131      101,965      (67,460)
      Advances from customers                (32,442)      (9,915)     (42,961)
      Other liabilities                      (17,529)       9,064       (4,218)
                                           ---------    ---------    ---------
         Total adjustments                   785,255      841,493      717,084
                                           ---------    ---------    ---------
         Net cash provided by
          operating activities               153,487      269,372      343,310
                                           ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures                     (95,163)     (86,208)    (238,202)
    Proceeds from sale of equipment            3,500        3,800      299,180
    Proceeds from redemption of
        certificate of deposit                70,000            0            0
                                           ---------    ---------    ---------
         Net cash (used in) provided by
            investing activities             (21,663)     (82,408)      60,978
                                           ---------    ---------    ---------
Cash flows from financing activities:
    Repayments of note payable - bank       (120,000)     (92,500)     (60,000)
    Principal payments of capital
        lease obligations                    (12,938)     (79,899)    (187,692)
                                           ---------    ---------    ---------
         Net cash used in
          financing activities              (132,938)    (172,399)    (247,692)
                                           ---------    ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                        (1,114)      14,565      156,596
Cash and cash equivalents at
  beginning of year                          209,142      194,577       37,981
                                           ---------    ---------    ---------
Cash and cash equivalents at end of year   $ 208,028    $ 209,142    $ 194,577
                                           =========    =========    =========

                      See Notes to Consolidated Statements

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

The Company constructs a portion of its equipment. Internal labor and overhead charges capitalized in the construction of equipment amounted to approximately $7,000, $15,000 and $110,000 in 1998, 1997 and 1996, respectively.

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

Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established when deferred tax assets are not likely to be realized.

Cash Flow Information:

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Cash interest paid during the years ended December 31, 1998, 1997 and 1996 was $51,673, $40,525 and $109,497, respectively.

In December 1998 the Company converted $1,800,779 of notes payable and $441,789 of accrued interest into 1,979,107 shares of its Common Stock.

Net Loss Per Common Share:

Net loss per common share is computed using the weighted average number of common shares outstanding during the year. The weighted average number of shares used in computing net loss per share was 2,119,609, 2,109,271 and 2,109,138 for the years ended December 31, 1998, 1997 and 1996, respectively.

The effect of options and warrants outstanding during the year and convertible notes have been excluded from the computation because their effect is antidilutive. At December 31, 1998 the Company had outstanding 300,000 warrants exercisable at $0.6875; 12,700 exercisable at $1.00; 175,392 exercisable at $1.50. Also at December 31, 1998 the Company had outstanding 146,500 stock options exercisable at $1.00, and 33,000 exercisable at $1.25.
See Note 7 for a description of the convertible notes.

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

NOTE 2 - LIQUIDITY AND FUNDING OF OPERATIONS:

As shown on the accompanying financial statements, the Company reported a net loss of approximately $632,000 for the year ended December 31, 1998, and also incurred losses in 1997 and 1996. During the past three years, the Company's working capital requirements were met by cash provided by operating activities.

Management expects that cash flow from operations and the sale of $500,000 of preferred stock, will provide adequate liquidity for the Company's operations in 1999. The Company plans to hire additional manufacturing and sales personnel, and purchase additional fixed assets, in order to improve operations; however a loss is anticipated in 1999. If the Company's cash flow from operations is not maintained at satisfactory levels, however, the Company may seek financing to supplement its cash flow.

Due to the circumstances described above relating to Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable are comprised of the following:
                                                           December 31,
                                                           ------------
                                                        1998           1997
                                                        ----           ----

   Accounts receivable                              $ 646,604        $ 661,827
   Allowance for doubtful accounts                     (7,000)          (7,000)
                                                    ---------        ---------
                                                    $ 639,604        $ 654,827
                                                    =========        =========

NOTE 4 - INVENTORIES:

Inventories are comprised of the following:
                                                         December 31,
                                                         ------------
                                                      1998           1997
                                                      ----           ----

    Raw materials                                  $  157,360       $  168,976
    Work in process, including
       manufactured parts and components            1,171,023        1,285,157
    Finished goods                                    104,698           92,408
                                                   ----------       ----------
                                                   $1,433,081       $1,546,541
                                                   ==========       ==========

Cost of sales for interim periods was computed using an estimated overall gross profit percentage which is adjusted at each December 31 based upon an annual inventory count. In 1998, 1997 and 1996, the fourth quarter operating results included an adjustment for the annual inventory count that decreased (increased) operating losses by approximately $34,000, $(33,000) and $164,000, respectively.

NOTE 5 - PLANT AND EQUIPMENT:

Plant and equipment are comprised of the following:

                                                          December 31,
                                                          ------------
                                                     1998             1997
                                                     ----             ----

    Furniture and fixtures                      $   188,446        $   171,515
    Machinery and equipment                       4,611,683          4,536,143
    Leasehold improvements                          416,415            413,721
                                                -----------        -----------
                                                  5,216,544          5,121,379
    Less accumulated depreciation
            and amortization                     (4,585,761)        (4,124,715)
                                                -----------        -----------
                                                $   630,783        $   996,664
                                                ===========        ===========

Depreciation expense (including amortization of capital leases) for the years ended December 31, 1998, 1997 and 1996 was $461,044, $521,475 and $594,352,
respectively.

In the fourth quarter of 1995, management implemented a program to sell certain nonoperating equipment to raise additional cash. At December 31, 1995, this equipment was carried at its net book value of $279,111, and was sold in 1996 for $299,180.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities comprise the following:

                                                             December 31,
                                                             ------------
                                                          1998         1997
                                                          ----         ----
    Trade accounts payable and
     accrued purchases                                 $288,682      $249,758
    Payroll taxes payable                                42,888        34,492
    Accrued vacation                                    121,693        98,289
    Accrued professional fees                            41,601        50,129
    Accrued liability - shareowners                           0        96,597
    Accrued interest                                        925       163,063
    Accrued liability - other                            32,202        27,886
                                                       --------      --------
                                                       $527,991      $720,214
                                                       ========      ========

NOTE 7 - DEBT:

The Company's debt obligations as of December 31, 1998 and 1997 are as follows:

                                                           December 31,
                                                           ------------
                                                        1998          1997
                                                        ----          ----

    Note Payable - Bank                             $  107,500     $  227,500
    Subordinated Convertible Notes                     100,000      1,224,921
    Unsecured Demand Convertible Note                        0        100,000
    Note Payable - Shareowner                                0        566,049
    Secured Promissory Notes                           250,000        250,000
                                                    ----------     ----------
                                                    $  457,500     $2,368,470
                                                    ==========     ==========

On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $ 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of $ 12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. Borrowings bear interest at prime (7.75% at December 31,
1998) + 2 1/4%. The agreement also amended the financial covenants contained in the original agreement . The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Borrowings are collateralized by accounts receivable and the personal guarantee of the Company's principal shareowner.

In connection with the new agreement, a shareowner and Subordinated Convertible Note holder agreed to maintain a certificate of deposit with Chase Manhattan Bank in the amount of $245,000 as collateral for the loan. Once the principal balance of the loan is reduced below $222,700, with each principal payment made by the Company, an amount may be withdrawn from the collateral deposit to maintain a 1.1 to 1 collateral to loan ratio. On December 31, 1998, the certificate of deposit was in the amount of $140,250.

In April 1995, the Company received $225,000 from a shareowner and Subordinated Convertible Note holder of the Company through the issuance of a $125,000 8% Subordinated Convertible Note due December 15, 2000 (convertible at $1.00 per share) and 250,000 warrants at $0.40 per share. The warrants entitle the holder to purchase 250,000 shares of Common Stock at $0.6875 per share. In connection with this transaction, the Company issued 50,000 warrants to purchase Common Stock at $0.6875 per share. On September 27, 1995, the Company raised an additional $100,000 from the same shareowner in the form of a 10% Unsecured Demand Convertible Promissory Note. Both of these notes, along with their accrued interest, were converted into a total of 299,194 shares of common stock at the note conversion price of $1.00 per share on December 31, 1998.

In 1993, the Company raised $1,000,000 in cash from a private investment group through the issuance of a $746,215 10% Subordinated Convertible Note due December 15, 2000 (the "note") and 203,028 shares of the Company's common stock at $1.25 per share. As part of this transaction, the Company issued warrants (expiring on December 15, 2000) which entitle the holders to purchase 171,675 shares of the Company's common stock at $1.50 per share. The warrants have been recorded at $68,670, resulting in a discount on the notes of $68,670. On December 31, 1998, this note, along with its accrued interest, was converted into 960,000 shares of the Company's common stock.

During September 1993, the Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. On December 16, 1993, this promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued. The note is convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.).

The entire amount of the Subordinated Convertible Note may be redeemed by the Company after December 15, 1998; it is subordinated to any outstanding indebtedness to Chase Manhattan Bank and other secured indebtedness of the Company. This note also contains certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on this note, and the first six interest payments are payable in the form of additional notes. At December 31, 1998 and 1997, the Company was not in violation of the covenants of this note. At December 31, 1996, the Company was in violation of certain covenants of this note; subsequent to the year end, the Company obtained a waiver from the holder of the note and modified the financial covenants in the debt agreements.

In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. This note along with its accrued interest was converted into 684,921 shares of the Company's common stock on December 31, 1998. Interest expense related to the shareowner loan was approximately $57,000, $57,000 and $72,000 in 1998, 1997 and 1996, respectively.

The Company's Secured Convertible Promissory Note bears interest at 7%, is collateralized by certain of the Company's precious metals, and is convertible at any time into 200,000 shares of common stock. The Note also contains acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Note was July 8, 1997. However, the noteholder has agreed not to demand payment prior to January 1, 2000; therefore the note has been classified as noncurrent in the accompanying balance sheet.

Annual maturities of bank and other debt obligations, including noncash interest on subordinated notes, are as follows:

            1999                                 $ 107,500
            2000                                   350,000
                                                 ---------
                                                 $ 457,500
                                                 =========

NOTE 8 - INCOME TAXES:

A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                      Year ended December 31,
                                                      -----------------------
                                                    1998        1997        1996
                                                    ----        ----        ----
     Federal statutory rate                            34%           34%           34%
                                                ---------     ---------     ---------
     Tax (benefit) at Federal statutory rates   $(214,801)    $(194,480)    $(127,160)
     Loss in excess of available benefit          189,828       181,355       115,955
     Other, net                                    24,973        13,125        11,205
                                                ---------     ---------     ---------
                                                $      --     $      --     $      --
                                                =========     =========     =========

At December 31, 1998, the Company had net operating loss carryforwards for tax purposes of approximately $6,414,000. The tax loss carryforward expires at various dates through 2018.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and other carryforwards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

Deferred tax assets (liabilities) comprise the following:

                                                 December 31,    December 31,
                                                     1998            1997
                                                     ----            ----
     Deferred tax assets
         Inventory capitalization adjustment$            --    $     1,000
         Inventory reserves                          20,000         20,000
         Vacation liabilities                        44,000         33,000
         Other                                        3,000         67,000
         Depreciation                               119,000         48,000
         Loss carryforwards                       2,565,000      2,354,000
                                                -----------    -----------
         Gross deferred tax assets                2,751,000      2,523,000
         Valuation allowance                     (2,751,000)    (2,523,000)
                                                -----------    -----------
         Net deferred tax asset                 $        --    $        --
                                                ===========    ===========

NOTE 9 - LEASE COMMITMENTS:

The Company leases its office and manufacturing facility under an operating lease which expires in 2001. The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses and has a renewal option for one five-year period. Rental expense was $196,000, $196,000, and $237,000 in 1998, 1997 and 1996, respectively, and real estate taxes were $42,000, $41,000 and $41,000 in 1998, 1997 and 1996, respectively.

The Company has entered into noncancellable lease agreements for certain equipment which are recorded as capital leases. These leases are secured by the related equipment and are for three to five year terms.

                                                   December 31,
                                                1998         1997
                                                ----         ----

            Equipment under capital lease    $  22,690    $ 132,690
            Less: Accumulated amortization      (8,093)     (75,565)
                                             ---------    ---------
                                             $  14,597    $  57,125
                                             =========    =========

Future minimum lease payments at December 31, 1998 are payable as follows:

                                                Capital          Operating
                                                 Leases            Leases
                                                 ------            ------
      1999                                     $  8,602         $  195,564
      2000                                            0            195,564
      2001                                            0            162,970
                                               --------         ----------

      Total minimum lease payments             $  8,602         $  554,098
                                                                ==========

      Less amount representing interest            (595)
                                               --------
      Present value of minimum capital lease      8,007
                                               ========

NOTE  10 - PRODUCT  SALES,  EXPORT SALES AND SALES TO MAJOR CUSTOMERS:

The Company's sales for each major category of its product line are as follows:

                                  1998          1997          1996
                            ---------------------------------------
Crystals and
  Crystal Components        $3,372,802    $3,934,178     $3,563,983

Systems and Instruments      1,201,472     1,048,877      1,677,092
                            ----------    ----------     ----------

TOTAL                       $4,574,274    $4,983,055     $5,241,075
                            ==========    ==========     ==========

Export sales, primarily to customers in Europe, Asia and Canada, amounted to 21%, 16% and 16% of net product sales in 1998, 1997 and 1996, respectively.

No foreign customer accounted for more than 10% of net product sales in 1998, 1997 and 1996. One U.S. customer accounted for more than 13%, 14% and 12% of net product sales in 1998, 1997 and 1996, respectively. One other U.S. customer accounted for over 11% of net product sales in 1996. During the years ended December 31, 1998, 1997 and 1996, approximately 4%, 4% and 8%, respectively, of the Company's net product sales were through a foreign agent, in which the principal shareholder has an investment.

NOTE 11 - CAPITAL STOCK:

The Company's authorized capital stock consists of 1,000,000 shares of preferred stock, without nominal or par value, and 6,000,000 shares of common stock, par value $.01 per share. The Company had 4,096,078 common shares outstanding at December 31, 1998 and 2,109,271 common shares outstanding at December 31, 1997. There were no preferred shares issued or outstanding in either year. The Company has reserved 1,268,092 shares of common stock for issuance upon conversion of the

Subordinated Convertible Notes, Secured Promissory Notes (Note 7) and upon exercise of outstanding warrants and all options available under the plan (Notes 7 and 12).

NOTE 12 - EMPLOYEE BENEFIT PLANS:

During 1990, the Company adopted the Key Employee Compensation Program (the "Program"). In 1995, the maximum number of shares which may be awarded under the program was increased from 70,000 to 500,000. The number of shares issuable is subject to adjustment for stock dividends, stock splits, etc. The Company has reserved 500,000 shares of common stock for issuance under the plan.

The Program provides for the granting of incentive stock options, compensatory stock options, stock appreciation rights and shares of common stock to certain full time employees of the Company under terms and at prices to be determined at the discretion of a committee appointed by the Board of Directors. Certain outside directors are eligible to receive compensatory stock options and stock appreciation rights. Subject to modification by the committee, options are generally exercisable in 25% installments beginning one year after the date of grant and continuing for each of the four years thereafter. The maximum term of the grant is ten years. All options were granted at the market value or above at the date of grant. To date, none of the options have been exercised. The following table summarizes the options granted under the plan for the three years ended December 31, 1998:
                                                                Weighted
                                                                 Average
                                                Shares             Price
      ------------------------------------------------------------------
      Outstanding at December 31, 1995         127,000             $1.10
      ------------------------------------------------------------------
      Granted                                   20,000             $1.00
      Expired                                   (9,000)            $1.25
      Forfeited                                (27,000)            $1.00
      ------------------------------------------------------------------
      Outstanding at December 31, 1996         111,000             $1.09
      ------------------------------------------------------------------
      Granted                                  123,000             $1.00
      Expired                                   (9,500)            $1.09
      Forfeited                                (22,000)            $1.04
      ------------------------------------------------------------------
      Outstanding at December 31, 1997         202,500             $1.04
      ------------------------------------------------------------------
      Granted                                    9,500             $1.00
      Expired                                   (1,250)            $1.00
      Forfeited                                (21,750)            $1.00
      ------------------------------------------------------------------
      Outstanding at December 31, 1998         189,000             $1.05
                                               =======             =====
      ------------------------------------------------------------------
      Exercisable at December 31, 1998          87,000             $1.10
                                                ======             =====
      ------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been impacted.

These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 was expected volatility of 250%; weighted average risk-free rate of 5.71% and weighted average expected life of 10 years; in 1997 expected volatility of 250%; weighted average risk-free rate of 6.24%; and weighted average expected life of 10 years; and in 1996 expected volatility of 250%; weighted average risk-free rate of 6.008%; and weighted average expected life of 10 years.

The weighted average grant date fair value of options granted during 1998, 1997 and 1996 was $0.41, $0.32 and $0.38, respectively.

                        Options outstanding              Options exercisable
              ------------------------------------------------------------------
                             Weighted
                 Number      average      Weighted       Number      Weighted
Range of      outstanding   remaining      average    exercisable    average
exercise      at December  contractual    exercise    at December    exercise
prices          31, 1998       life         price       31, 1998      price
--------------------------------------------------------------------------------
$1.00 - $1.25   189,000     7.60 years      $1.05        87,000       $1.10

The Company maintains a 401(k) savings plan for all eligible (as defined in the plan) employees. The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 1998, 1997 or 1996.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount at December 31, 1998 and 1997 of the Company's short-term financial instruments approximates fair value because of the short maturity of those instruments. The fair value of the Company's debt, at December 31, 1998 and 1997 (see Note 7) could not be determined without incurring excessive costs.

NOTE 14 - SUBSEQUENT EVENT:

In March 1999, a shareowner and debtholder of the Company has agreed to purchase 500 shares of 10% convertible preferred stock at a price of $1,000 per share. Two hundred shares will be purchased in March 1999 for $200,000 and the three hundred shares will be purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.