Form 10-Q
period 1999-03-31
INRAD INC
filed 1999-05-17
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                               -------------------------------------------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number                         0-11668
                       ---------------------------------------------------------

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

Yes |X| No |_|

              Common shares of stock outstanding as of May 1, 1999:

                                4,100,678 shares

                                   INRAD, Inc.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I. FINANCIAL INFORMATION..................................................1

            Item 1. Financial Statements:

                    Consolidated Balance Sheets as of March 31, 1999,
                    (unaudited) and December 31, 1998..........................1

                    Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1999 and 1998
                    (unaudited)................................................2

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998
                    (unaudited)................................................3

                    Notes to Consolidated Financial Statements.................4

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................5

                    Changes in Securities and Use of Proceeds..................9

Part II. OTHER INFORMATION.....................................................9

            Item 6. Exhibits and Reports on Form 8-K...........................9

Signatures ...................................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                             March 31,        December 31,
                                                               1999              1998*
                                                               ----              -----
                                                             Unaudited
Assets
Current assets:
  Cash and cash equivalents                                 $   418,890       $   208,028
  Accounts receivable, net                                      739,384           639,604
  Inventories                                                 1,294,631         1,433,081
  Unbilled contract costs                                       185,087           125,096
  Other current assets                                           72,053            64,626
                                                            -----------       -----------
    Total current assets                                      2,710,045         2,470,435
                                                            -----------       -----------
Plant and equipment,
  Plant and equipment at cost                                 5,309,154         5,216,544
  Less: Accumulated depreciation
  and amortization                                           (4,671,860)       (4,585,761)
                                                            -----------       -----------
  Total plant and equipment                                     637,294           630,783
Precious metals                                                 286,156           282,396
Other assets                                                    154,163           154,543
                                                            -----------       -----------
    Total assets                                            $ 3,787,658       $ 3,538,157
                                                            ===========       ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Note payable - Bank                                       $    70,000       $   107,500
  Current obligations under capital leases                        5,936             8,007
  Accounts payable and accrued liabilities                      613,502           527,991
  Advances from customers                                        87,040            30,887
  Other current liabilities                                      32,400            40,400
                                                            -----------       -----------
    Total current liabilities                                   808,878           714,785
Secured Convertible Promissory Notes                            250,000           250,000
Subordinated Convertible Notes                                  100,000           100,000
                                                            -----------       -----------
    Total liabilities                                         1,158,878         1,064,785
                                                            -----------       -----------
Shareholders' equity:
  Preferred Stock: $1,000 par value; 200 shares issued
    and outstanding at March 31, 1999 and 0 shares
    issued and outstanding at December 31, 1998                 200,000                 0
  Common stock: $.01 par value; 4,100,678 shares
    issued at March 31, 1999 and at December 31, 1998            41,007            41,007
  Capital in excess of par value                              8,237,718         8,237,718
  Accumulated deficit                                        (5,834,995)       (5,790,403)
                                                            -----------       -----------
                                                              2,643,730         2,488,322
  Less - Common stock in treasury,
    at cost (4,600 shares at March 31, 1999 and
    at December 31, 1998)                                       (14,950)          (14,950)
                                                            -----------       -----------
      Total shareholders' equity                              2,628,780         2,473,372
                                                            -----------       -----------
      Total liabilities and shareholders' equity            $ 3,787,658       $ 3,538,157
                                                            ===========       ===========

*     Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31
                                                  -----------------------------
                                                     1999              1998
                                                     ----              ----

Revenues:
  Product sales                                   $ 1,415,620       $ 1,213,671
  Contract R & D                                      249,857           165,663
                                                  -----------       -----------

Total Revenue                                       1,665,477         1,379,334
                                                  -----------       -----------

Cost and Expenses:
  Cost of goods sold                                1,047,558           922,592
  Contract R & D expenses                             262,742           175,136
  Selling, general & administrative expenses          356,827           324,034
  Internal R & D expenses                              33,871            33,299
                                                  -----------       -----------
Total Cost and Expenses                             1,700,998         1,455,061
                                                  -----------       -----------

Operating profit (loss)                               (35,521)          (75,727)

Other income (expense):
  Interest expense                                     (9,736)          (61,016)
  Interest & other income, net                            665             1,424
                                                  -----------       -----------
Net income (loss)                                     (44,592)         (135,319)

Accumulated deficit, beginning of period           (5,790,403)       (5,158,635)
                                                  -----------       -----------

Accumulated deficit, end of period                $(5,834,995)      $(5,293,954)
                                                  ===========       ===========

Net loss per common share - basic and diluted           (0.01)            (0.06)
                                                  ===========       ===========

Weighted average shares outstanding                 4,100,678         2,109,271
                                                  ===========       ===========

                     See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three months Ended March 31
                                                              ---------------------------
                                                                 1999            1998
                                                               ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                            $ (44,592)      $(135,319)
                                                               ---------       ---------

Adjustments to reconcile net income
  (loss) to cash provided by operating activities:
    Depreciation and amortization                                 88,350         117,312

  Changes in assets and liabilities:
    Accounts receivable                                          (99,780)        (96,509)
    Inventories                                                  138,450          79,500
    Unbilled contract costs                                      (59,991)       (106,948)
    Other current assets                                          (7,427)        (12,815)
    Precious metals                                               (3,760)         (4,921)
    Other assets                                                  (1,870)           (630)
    Accounts payable and accrued liabilities                      85,511         146,205
    Advances from customers                                       56,153          11,681
    Other current liabilities                                     (8,000)        (27,334)
                                                               ---------       ---------

      Total adjustments                                          187,636         105,541
                                                               ---------       ---------

      Net cash provided by (used in) operating activities        143,044         (29,778)
                                                                               ---------

Cash flows from investing activities:
  Capital expenditures                                           (92,611)        (23,984)
                                                               ---------       ---------

      Net cash used in investing activities                      (92,611)        (23,984)
                                                               ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                    200,000               0
    Principal payments of note payable - Bank                    (37,500)        (30,000)
    Principal payments of capital lease obligations               (2,071)         (7,142)
                                                               ---------       ---------

      Net cash provided by (used in) financing activities        160,429         (37,142)
                                                               ---------       ---------

Net increase (decrease) in cash and cash equivalents             210,862         (90,904)

Cash and cash equivalents at beginning of period                 208,028         209,142
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $ 418,890       $ 118,238
                                                               =========       =========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended and notes thereto included in the Company's report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities which are common share equivalents, options, warrents, convertible notes and convertilbe preferred stock, have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the three month period ended March 31, 1999, the Company used 74% as its estimated cost of goods sold percentage. For the previous year, 1998, the actual cost of goods sold percentage was 74.3%. The Company believes 74% better approximates the expected 1999 annual cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1999 and the anticipated annual level of product shipments and related costs.

For the three month period ended March 31, 1998, the Company used 76% as its estimated cost of goods sold percentage.

NOTE 3 -DEBT

Secured Convertible Promissory Note

Although by its terms the Note was due on July 8, 1997, it cannot be repaid until the Chase Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first three months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Net product sales for the first quarter of 1999 increased $202,000, or 17% from the comparable quarter in 1998. International shipments in the first three months of 1999 were $488,000 (34% of total shipments) compared to $262,000 (22%) for the first three months of 1998. Product sales during the first quarter of 1999 were greater than the prior year because of increased orders in 1999 that we were able to ship during the first quarter, primarily to our international clients.

The backlog of unfilled product orders was $1,733,000 at March 31, 1999, compared with $1,426,000 at December 31, 1998 and $1,902,000 at March 31, 1998.

Cost of Goods Sold

For the three months period ended March 31, 1999, the Company used 74% as its estimated cost of goods sold percentage. For the previous year, 1998, the actual cost of goods sold percentage was 74.3%. The Company believes 74% better approximates the expected 1999 annual cost of goods sold percentage based on estimated profitability of actual sales through March 31, 1999 and the anticipated annual level of product shipments and related costs.

For the three month period ended March 31, 1998, the Company used 76% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $250,000 for the three months ended March 31, 1999, compared to $165,000 for the three months ended March 31, 1998. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 1999 were $263,000 compared to $175,000 for the comparable 1998 quarter. Revenues increased from 1998 to 1999 due to a higher opening backlog of contracts. The Company expects to continue to focus its future efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $1,101,000 at March 31, 1999, compared with $1,110,000 at December 31, 1997 and $1,157,000 at March 31, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33,000 or 10%, in the first quarter of 1999. General and administrative expenses increased due to the hiring of a new Chief Executive Officer and President, and selling expenses increased due to additional commissions paid independent sales agents on international sales.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1999 were $34,000 compared to $33,000 for the quarter ended March 31, 1998. The Company is focusing its internal Research and Development efforts in 1999 on a few new products with short development cycles.

Interest Expense

Interest expense was $10,000 and $61,000 for the quarters ended March 31, 1999 and 1998, respectively. Interest expense is less in 1999 because on December 31, 1998 the Company converted $1,800,799 of notes payable and $441,789 of accrued interest into 1,979,107 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 for January 1997, and $7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. All required payments to Chase Manhattan Bank have been made on time.

In March 1999, a shareowner and debtholder of the Company agreed to purchase 500 shares of 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares were purchased for $200,000 in March 1999 and the remaining three hundred shares will be purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.

Capital expenditures, including internal labor and overhead charges, for the three months ended March 31, 1999 and 1998 were $93,000 and $24,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the three month period ended March 31, 1999 and for each of the three years in the period ended December 31, 1998, the Company had losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common and preferred stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent upon its ability to improve operating results and thereby generate adequate cash flow from operations. It will also depend upon the continued willingness of a Shareowner note holder to extend the due date of their note. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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

The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing, research and development and key relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401 (k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships is expected to be completed by the end of the second quarter of 1999. At this time the total cost to be Y2K compliant can not be estimated.

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

No contingency plans are developed to date. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as will a potential risks in the supply chain of the Company's suppliers and customers.

Changes in Securities and Use of Proceeds

The Company sold 200 shares of its Series A 10% Convertible Preferred Stock for $200,000 on March 25, 1999. There was one purchaser, an institution which was a major shareholder of the Company prior to the purchase. The Series A Preferred Stock is convertible into Common Stock of the Company at a rate of $1.00 per share. The issuance of the Series A Preferred Stock was, and the issuance of the underlying Common Stock, if converted, will be, exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as not involving public offering.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits:

      10.25 Agreement with Clarex to purchase 500 shares of Preferred Stock.

      10.26 Employment contract with Devaunshi Sampat.

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

                                       INRAD, Inc.


                                       By: /s/ Charles J. Lucy
                                           -------------------------------------
                                           Charles J. Lucy
                                           President and Chief Executive Officer


                                       By: /s/ James L. Greco
                                           -------------------------------------
                                           James L. Greco
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

      Date: May 12, 1999