Form 10-Q
period 1999-06-30
INRAD INC
filed 1999-08-16
CIK 719494

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1999
                              --------------------------------------------------

                                      OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    --------------------------------------

Commission file number              0-11668
                      ----------------------------------------------------------

                                  INRAD, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New Jersey                                     22-2003247
---------------------------------------------         --------------------------
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

Yes |X|  No  |_|

             Common shares of stock outstanding as of June 30, 1999:

                                4,100,678 shares

                                   INRAD, Inc.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION..............................................1

               Item 1. Financial Statements:

                       Consolidated Balance Sheets as of June 30, 1999,
                       (unaudited) and December 31, 1998....................1

                       Consolidated Statements of Operations for the three and Six Months Ended June 30, 1999 and 1998
                       (unaudited)..........................................2

                       Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 1999 and 1998 (unaudited)......3

                       Notes to Consolidated Financial Statements...........4

               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................5

                       Changes in Securities and Use of Proceeds............7

Part II. OTHER INFORMATION..................................................8

               Item 6. Exhibits and Reports on Form 8-K.....................8

Signatures .................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                       June 30,     December 31,
                                                         1999           1998*
                                                         ----           -----
                                                      Unaudited
Assets
Current assets:
   Cash and cash equivalents                         $   548,381    $   208,028
   Accounts receivable, net                              754,324        639,604
   Inventories                                         1,102,640      1,433,081
   Unbilled contract costs                               273,703        125,096
   Other current assets                                   91,371         64,626
                                                     -----------    -----------
      Total current assets                             2,770,419      2,470,435
                                                     -----------    -----------
Plant and equipment,
   Plant and equipment at cost                         5,383,946      5,216,544
   Less: Accumulated depreciation
   and amortization                                   (4,757,960)    (4,585,761)
                                                     -----------    -----------
   Total plant and equipment                             625,986        630,783
Precious metals                                          286,788        282,396
Other assets                                             149,627        154,543
                                                     -----------    -----------
      Total assets                                   $ 3,832,820    $ 3,538,157
                                                     ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Note payable - Bank                               $    32,500    $   107,500
   Current obligations under capital leases                3,772          8,007
   Accounts payable and accrued liabilities              546,374        527,991
   Advances from customers                                17,560         30,887
   Other current liabilities                              32,400         40,400
                                                     -----------    -----------
      Total current liabilities                          632,606        714,785
Secured Convertible Promissory Notes                     250,000        250,000
Subordinated Convertible Notes                           100,000        100,000
                                                     -----------    -----------
      Total liabilities                                  982,606      1,064,785
                                                     -----------    -----------
Shareholders' equity:
   Preferred Stock: $1,000 par value; 500
     shares issued and outstanding at
     June 30, 1999 and 0 shares issued
     and outstanding at December 31, 1998                500,000              0
   Common stock: $.01 par value; 4,100,678
     shares issued at June 30, 1999 and
     at December 31, 1998                                 41,007         41,007
   Capital in excess of par value                      8,237,718      8,237,718
   Accumulated deficit                                (5,913,561)    (5,790,403)
                                                     -----------    -----------
                                                       2,865,164      2,488,322
   Less - Common stock in treasury,
     at cost (4,600 shares at June 30, 1999 and
     at December 31, 1998)                               (14,950)       (14,950)
                                                     -----------    -----------
      Total shareholders' equity                       2,850,214      2,473,372
                                                     -----------    -----------
      Total liabilities and shareholders' equity     $ 3,832,820    $ 3,538,157
                                                     ===========    ===========

*     Derived from Audited Financial Statements

                     See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      30 Six Months Ended June 30     Three Months Ended June
                                      ---------------------------     -----------------------
                                          1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
Revenues:
  Product sales                       $ 1,384,416    $ 1,167,891    $ 2,800,036    $ 2,381,562
  Contract R & D                          314,346        200,744        564,203        366,407
                                      -----------    -----------    -----------    -----------

Total Revenue                           1,698,762      1,368,635      3,364,239      2,747,969
                                      -----------    -----------    -----------    -----------

Cost and Expenses:
  Cost of goods sold                    1,025,566        863,449      2,073,124      1,786,041
  Contract R & D expenses                 302,349        207,667        565,091        382,803
  Selling, general &
     administrative expenses              378,415        345,279        735,242        669,313
  Internal R & D expenses                  64,432         49,599         98,303        823,898
                                      -----------    -----------    -----------    -----------
Total Cost and Expenses                 1,770,762      1,465,994      3,471,760      2,921,055
                                      -----------    -----------    -----------    -----------

Operating profit (loss)                   (72,000)       (97,359)      (107,521)      (173,086)

Other income (expense):
  Interest expense                         (8,739)       (60,314)       (18,475)      (121,330)
  Interest & other income, net               2173          4,649          2,838          6,073
                                      -----------    -----------    -----------    -----------

Net loss                                  (78,566)      (153,024)      (123,158)      (288,343)

Accumulated deficit, beginning
  of period                            (5,834,995)    (5,293,954)    (5,790,403)    (5,158,635)

Accumulated deficit, end of
  period                              $(5,913,561)   $(5,466,978)   $(5,913,561)   $(5,446,978)
                                      ===========    ===========    ===========    ===========

Net loss per common share - basic
  and diluted                               (0.02)         (0.08)         (0.03)         (0.14)
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     4,100,678      2,113,417      4,100,678      2,111,356
                                      ===========    ===========    ===========    ===========

                     See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six months Ended June 30
                                                        ------------------------
                                                           1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
   Net loss                                             $(123,158)    $(288,393)
                                                        ---------     ---------

Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depreciation and amortization                        176,999       234,624
     Non-cash interest                                         --         5,083
     Loss on sale of equipment                                 --        (3,500)

   Changes in assets and liabilities:
     Accounts receivable                                 (114,720)     (170,602)
     Inventories                                          330,441       163,750
     Unbilled contract costs                             (148,607)      (83,964)
     Other current assets                                 (26,745)        1,711
     Precious metals                                       (4,392)       (4,921)
     Other assets                                             116         1,019
     Accounts payable and accrued liabilities              18,383       221,171
     Advances from customers                              (13,327)       11,681
     Other current liabilities                             (8,000)      (40,978)
                                                        ---------     ---------

      Total adjustments                                   210,148       335,074
                                                        ---------     ---------

      Net cash provided by operating activities            86,990        46,731
                                                        ---------     ---------

Cash flows from investing activities:
     Capital expenditures                                (167,402)      (23,984)
     Proceeds from sale of equipment                           --         3,500
                                                        ---------     ---------

      Net cash used in investing activities              (167,402)      (44,350)
                                                        ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock            500,000             0
     Principal payments of note payable - Bank            (75,000)      (60,000)
     Principal payments of capital lease
       obligations                                         (4,235)       (8,992)
                                                        ---------     ---------

      Net cash provided by (used in) financing
        activities                                        420,765       (68,992)
                                                        ---------     ---------

Net increase (decrease) in cash and cash
  equivalents                                             340,353       (66,611)

Cash and cash equivalents at beginning of period          208,028       209,142
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 548,381     $ 142,531
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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities which are common share equivalents, options, warrents, convertible notes and convertilbe preferred stock, have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2 -INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30, 1999, the Company used 74% as its estimated cost of goods sold percentage. For the previous year, 1998, the actual cost of goods sold percentage was 74.3%. The Company believes 74% better approximates the expected 1999 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1999 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1998, the Company used 76% as its estimated cost of goods sold percentage.

NOTE 3 -DEBT

Secured Convertible Promissory Note

Although by its terms the Note was due on July 8, 1997, it cannot be repaid until the Chase Bank debt has been repaid in full. The Promissory note has been classified as noncurrent in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to July 1, 2000.


NOTE 4 -PREFERRED STOCK

The company sold 200 shares of its Series A 10% Convertible Preferred Stock for $200,000 on March 25, 1999 and 300 shares on June 25, 1999. There was one purchaser, an institution that was a majority shareholder of the Company prior to the purchase. The series A Preferred Stock is convertible into Common Stock of the Company at the rate of $1.00 per share.


NOTE 5 -COMMITMENTS

There are in effect employment agreements with two officers of the Company that call for a base compensation to be mutually agreed upon at renewal. Early termination of the agreements will result in a severance payment of between six and nine months of base compensation. The minimum aggregate payouts under such contracts approximate $139,000.

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

Net Product Sales

Net product sales for the second quarter of 1999 increased $616,000, or 22.4% from the comparable quarter in 1998 and net sales for the six months ended June 30, 1999 increased $418,000 or 17.5% from the comparable 1998 period. International shipments in the first six months of 1999 were $1,118,000 (40% of total shipments) compared to $422,000 (18%) for the first six months of 1998. Product sales during the second quarter of 1999 were greater than the prior year because of increased orders in 1999 that we were able to ship during the first quarter, primarily to our international clients.

The backlog of unfilled product orders was $1,031,317 at June 30, 1999, compared with $1,426,000 at December 31, 1998 and $1,609,000 at June 30, 1998.

Cost of Goods Sold

For the six months period ended June 30, 1999, the Company used 74% as its estimated cost of goods sold percentage. For the previous year, 1998, the actual cost of goods sold percentage was 74.3%. The Company believes 74% better approximates the expected 1999 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 1999 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1998, the Company used 76% as its estimated cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $564,000 for the six months ended June 30, 1999, compared to $366,000 for the six months ended June 30, 1998. Related contract research and development expenditures, including allocated indirect costs, for the six months ended June 30, 1999 were $314,000 compared to $200,000 for the comparable 1998 quarter. Revenues increased from 1998 to 1999 due to a higher opening backlog of contracts. The Company expects to continue to focus its future efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $1,096,000 at June 30, 1999, compared with $1,110,000 at December 31, 1998 and $1,024,000 at June 30, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $66,000 or 10%, in the second quarter of 1999. General and administrative expenses increased due to the hiring of a new Chief Executive Officer and President, and selling expenses increased due to additional commissions paid independent sales agents on international sales.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 1999 were $64,000 compared to $50,000 for the quarter ended June 30, 1998. The Company is focusing its internal Research and Development efforts in 1999 on a few new products with short development cycles.

Interest Expense

Interest expense was $9,000 and $60,000 for the quarters ended June 30, 1999 and 1998, respectively. Interest expense is less in 1999 because on December 31, 1998 the Company converted $1,800,799 of notes payable and $441,789 of accrued interest into 1,979,107 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The agreement requires monthly principal payments of $10,000 for January 1997, and $7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments $12,500 from January 1999 until August 1999. A final payment of $7,500 is due on September 1, 1999. All required payments to Chase Manhattan Bank have been made on time.

In March 1999, a shareowner and debtholder of the Company agreed to purchase 500 shares of 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares were purchased for $200,000 in March 1999 and the remaining three hundred shares were purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share per annum.

Capital expenditures, including internal labor and overhead charges, for the six months ended June 30, 1999 and 1998 were $167,000 and $24,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.

During the six month period ended June 30, 1999 and for each of the three years in the period ended December 31, 1998, the Company had losses from operations. Cash outflows during these periods have been funded on the basis of borrowings from, and issuance of common and preferred stock and warrants to, shareowners including the principal shareowner, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent upon its ability to improve operating results and thereby generate adequate cash flow from operations. It will also depend upon the continued willingness of a Shareowner note holder to extend the due date of their note. Because of the uncertainty relating to the Company's ability to improve operating results and cash flows, there is substantial doubt about the Company's ability to continue as a going concern.

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

The Company has assessed its Year 2000 exposure as it pertains to non-IT systems, including manufacturing, research and development and key relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401 (k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships has been completed as of the second quarter of 1999. At this time the total cost to be Y2K compliant is not estimated to be material.

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

Changes in Securities and Use of Proceeds

The Company sold 200 shares of its Series A 10% Convertible Preferred Stock for $200,000 on March 25, 1999 and 300 shares on June 25, 1999. There was one purchaser, an institution which was a major shareholder of the Company prior to the purchase. The Series A Preferred Stock is convertible into Common Stock of the Company at a rate of $1.00 per share. The issuance of the Series A Preferred Stock was, and the issuance of the underlying Common Stock, if converted, will be, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not involving public offering.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits:

      10.25 Agreement with Clarex to purchase 500 shares of Preferred Stock.

      10.26 Employment contract with Relinda C. Walker.

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

                                        INRAD, Inc.


                                        By:/s/ Warren Ruder
                                           -------------------------------------
                                           Warren Ruderman
                                           President and Chief Executive Officer


                                        By:/s/ William S. Miraglia
                                           -------------------------------------
                                           William S. Miraglia
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

            Date: August 9, 1999