Form 10-Q
period 1999-09-30
INRAD INC
filed 1999-11-16
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1999
                              -----------------------

                                       OR

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------  -----------------

Commission file number:             0-11668

                                   INRAD, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   22-2003247
---------------------------------------      -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification Number)

                     181 LEGRAND AVENUE, NORTHVALE, NJ 07647
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)


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


          Common shares of stock outstanding as of September 30, 1999:

                                4,100,678 SHARES

                                   INRAD, INC.

                                      INDEX





                                                                                                     PAGE NUMBER
                                                                                                     -----------


PART I.      FINANCIAL INFORMATION........................................................................1

                      Item 1. Financial Statements:

                              Consolidated Balance Sheets as of September 30, 1999, (unaudited)
                              and December 31, 1998.......................................................1

                              Consolidated Statements of Operations for the Three and Nine
                              Months Ended September 30, 1999 and 1998 (unaudited)........................2

                              Consolidated Statements of Cash Flows for the Nine
                              Months Ended September 30, 1999 and 1998 (unaudited)........................3

                              Notes to Consolidated Financial Statements..................................4


                      Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations...................................................5

                              Changes in Securities and Use of Proceeds...................................7



PART II.     OTHER INFORMATION............................................................................8



SIGNATURES  ..............................................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                                   INRAD, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,                 DECEMBER 31,
                                                                                   1999                          1998*
                                                                                   ----                          ----
                                                                                 UNAUDITED
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $    295,736                    $    208,028
    Accounts receivable, net                                                       785,882                         639,604
    Inventories                                                                  1,215,481                       1,433,081
    Unbilled contract costs                                                        192,951                         125,096
    Other current assets                                                            77,054                          64,626
                                                                              ------------                    ------------
         TOTAL CURRENT ASSETS                                                    2,567,104                       2,470,435
                                                                              ------------                    ------------
PLANT AND EQUIPMENT,
    Plant and equipment at cost                                                  5,428,143                       5,216,544
    Less: Accumulated depreciation
    and amortization                                                            (4,844,061)                     (4,585,761)
                                                                              ------------                    ------------
    Total plant and equipment                                                      584,082                         630,783
PRECIOUS METALS                                                                    286,788                         282,396
OTHER ASSETS                                                                       149,881                         154,543
                                                                              ------------                    ------------
         TOTAL ASSETS                                                         $  3,587,855                    $  3,538,157
                                                                              ============                    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Note payable - Bank                                                       $          0                    $    107,500
    Current obligations under capital leases                                         1,536                           8,007
    Accounts payable and accrued liabilities                                       621,029                         527,991
    Advances from customers                                                       (107,223)                         30,887
    Other current liabilities                                                       32,400                          40,400
                                                                              ------------                    ------------
         TOTAL CURRENT LIABILITIES                                                 547,742                         714,785
SECURED CONVERTIBLE PROMISSORY NOTES                                               250,000                         250,000
SUBORDINATED CONVERTIBLE NOTES                                                     100,000                         100,000
                                                                              ------------                    ------------
         TOTAL LIABILITIES                                                         897,742                       1,064,785
                                                                              ------------                    ------------
SHAREHOLDERS' EQUITY:
    Preferred Stock: $1,000 par value; 500 shares issued and outstanding at September 30, 1999 and 0 shares issued and outstanding
         at December 31, 1998                                                      500,000                               0
    Common stock: $.01 par value; 4,100,678 shares issued at
         September 30, 1999 and at December 31, 1998                                41,007                          41,007
    Capital in excess of par value                                               8,237,718                       8,237,718
    Accumulated deficit                                                         (6,073,662)                     (5,790,403)
                                                                              ------------                    ------------
                                                                                 2,705,063                       2,488,322
    Less - Common stock in treasury,
        at cost (4,600 shares at September 30, 1999 and
        at December 31, 1998)                                                      (14,950)                        (14,950)
                                                                              ------------                    ------------
         TOTAL SHAREHOLDERS' EQUITY                                              2,690,113                       2,473,372
                                                                              ------------                    ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  3,587,855                    $  3,538,157
                                                                              ============                    ============

* Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED SEPTEMBER 30            NINE MONTHS ENDED SEPTEMBER 30
                                                    -------------------------------            ------------------------------
                                                      1999                  1998                  1999               1998
                                                      ----                  ----                  ----               ----

REVENUES:
   Product sales                                    $1,118,110           $1,015,902            $3,918,146         $ 3,397,464
   Contract R & D                                      234,039              217,513               798,242             583,920
                                                   -----------          -----------           -----------         -----------

Total Revenue                                        1,352,149            1,233,415             4,716,388           3,981,384
                                                   -----------          -----------           -----------         -----------

COST AND EXPENSES:
   Cost of goods sold                                  827,401              762,057             2,900,527           2,548,098
   Contract R & D expenses                             214,962              226,306               779,138             609,109
   Selling, general & administrative expenses          357,540              342,201             1,093,697           1,011,514
   Internal R & D expenses                             105,390               42,218               203,692             125,116
                                                   -----------          -----------           -----------         -----------
Total Cost and Expenses                              1,505,293            1,372,782             4,977,054           4,293,837
                                                   -----------          -----------           -----------         -----------

OPERATING PROFIT (LOSS)                               (153,144)            (139,367)             (260,666)           (312,453)

OTHER INCOME (EXPENSE):
   Interest expense                                     (7,713)             (67,486)              (26,188)           (188,816)
   Interest & other income, net                          1,157                2,147                 3,595               8,220
                                                   -----------          -----------           -----------         -----------

NET  LOSS                                             (159,700)            (204,706)             (283,259)           (493,049)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD            (5,913,962)          (5,446,978)           (5,790,403)         (5,158,635)
                                                   -----------          -----------           -----------         -----------

ACCUMULATED DEFICIT, END OF PERIOD                 $(6,073,662)         $(5,651,684)          $(6,073,662)        $(5,651,684)
                                                   ============         ============          ============        ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED            (0.04)               (0.09)               (0.07)              (0.23)
                                                   ============         ============          ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   4,100,678            2,116,971             4,100,678           2,113,248
                                                   ============         ============          ============        ============


                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30

                                                                                  1999                            1998
                                                                                  ----                            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $   (283,259)                   $   (493,049)
                                                                              ------------                    ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                              265,500                         351,936
        Non-cash interest                                                           -                                7,627
        Loss on sale of equipment                                                   -                               (3,500)

    CHANGES IN ASSETS AND LIABILITIES:
        Accounts receivable                                                       (146,278)                        (78,036)
Inventories                                                                        217,600                         127,941
        Unbilled contract costs                                                    (67,855)                       (121,519)
        Other current assets                                                       (12,428)                         29,021
        Precious metals                                                             (4,392)                         (4,921)
        Other assets                                                                (2,538)                          3,283
        Accounts payable and accrued liabilities                                    93,038                         222,119
Advances from customers                                                           (138,110)                        (33,377)
        Other current liabilities                                                   (8,000)                        (45,529)
                                                                              ------------                    ------------

         Total adjustments                                                         196,537                         455,045
                                                                              ------------                    ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                  86,722                          38,004
                                                                              ------------                    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                      (211,599)                        (63,212)
        Proceeds from sale of equipment                                             -                                3,500
        Proceeds from redemption of Certificate of Deposit                                                          70,000
                                                                              ------------                    ------------

         NET CASH USED IN INVESTING ACTIVITIES                                    (211,599)                        (10,288)
                                                                              ------------                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred stock                                  500,000                               -
        Principal payments of note payable - Bank                                 (107,500)                        (90,000)
        Principal payments of capital lease obligations                             (6,471)                        (10,925)
                                                                              ------------                    ------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       386,029                        (100,925)
                                                                              ------------                    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                87,708                        (128,641)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   208,028                         209,142
                                                                              ------------                    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    295,736                    $     80,501
                                                                              ============                    ============



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


NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities that are common share equivalents, options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted computation because their effect is antidilutive.



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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first nine months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.


NET PRODUCT SALES

Net product sales for the third quarter of 1999 increased $102,000, or 10.0% from the comparable quarter in 1998 and net sales for the nine months ended September 30, 1999 increased $521,000 or 15.3% from the comparable 1998 period. International shipments in the first nine months of 1999 were $1,642,000 (42% of total shipments) compared to $613,000 (18%) for the first nine months of 1998. Product sales during the third quarter of 1999 were greater than the prior year because of increased orders in 1999 that we were able to ship during the third quarter, primarily to our international clients.

The backlog of unfilled product orders was $1,149,000 at September 30, 1999, compared with $1,426,000 at December 31, 1998 and $1,760,000 at September 30, 1998.


COST OF GOODS SOLD

For the nine months period ended September 30, 1999, the Company used 74% as its estimated cost of goods sold percentage. For the previous year, 1998, the actual cost of goods sold percentage was 74.3%. The Company believes 74% better approximates the expected 1999 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 1999 and the anticipated annual level of product shipments and related costs.

For the nine-month period ended September 30, 1998, the Company used 75% as its estimated cost of goods sold percentage.


CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues were $798,000 for the nine months ended September 30, 1999, compared to $584,000 for the nine months ended September 30, 1998. Related contract research and development expenditures, including allocated indirect costs, for the nine months ended September 30, 1999 were $779,000 compared to $609,000 for the comparable 1998 quarter. Revenues increased from 1998 to 1999 due to a higher opening backlog of contracts. The Company expects to continue to focus its future efforts on programs closely aligned with its core business.

The Company's backlog of contract R&D was $905,000 at September 30, 1999, compared with $1,110,000 at December 31, 1998 and $1,213,000 at September 30, 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $16,000 or 4.7% in the third quarter of 1999. General and administrative expenses increased due to the hiring of a new Chief Operating Officer and President, and selling expenses increased due to additional commissions paid independent sales agents on international sales.


INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended September 30, 1999 were $105,000 compared to $42,000 for the quarter ended September 30, 1998. The Company is focusing its internal Research and Development efforts in 1999 on a few new products with short development cycles.


INTEREST EXPENSE

Interest expense was $8,000 and $67,000 for the quarters ended September 30, 1999 and 1998, respectively. Interest expense is less in 1999 because on December 31, 1998 the Company converted $1,800,799 of notes payable and $441,789 of accrued interest into 1,979,107 shares of common stock.

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

Capital expenditures, including internal labor and overhead charges, for the nine months ended September 30, 1999 and 1998 were $212,000 and $63,000, respectively. Until the Company is generating satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will be kept to a minimum. Management believes that in the short term, this limitation will not have a material effect on operations.


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


CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company sold 200 shares of its Series A 10% Convertible Preferred Stock for $200,000 on March 25, 1999 and 300 shares on June 25, 1999. There was one purchaser, an institution that was a major shareholder of the Company prior to the purchase. The Series A Preferred Stock is convertible into Common Stock of the Company at a rate of $1.00 per share. The issuance of the Series A Preferred Stock was, and the issuance of the underlying Common Stock, if converted, will be, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not involving public offering.







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




                              INRAD, INC.




                              By:   /s/ WARREN RUDERMAN
                                    --------------------------------
                                    WARREN RUDERMAN
                                    CHAIRMAN OF THE BOARD




                              By:   /s/ WILLIAM S. MIRAGLIA
                                    --------------------------------
                                    WILLIAM S. MIRAGLIA
                                    CHIEF FINANCIAL OFFICER







               Date:    November 24, 1999