Form 10-K405
period 2000-04-01
INRAD INC
filed 2000-04-24
CIK 719494

                                      10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended                  DECEMBER 31, 1999
                          ------------------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from .................... to .........................

Commission file number                         0-11668
                       ---------------------------------------------------------

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

         Securities Registered Pursuant to Section 12(b) of the Act:   NONE

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                      WHICH REGISTERED

-------------------------------------        -----------------------------------

-------------------------------------        -----------------------------------

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
                                               ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

         Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of April 1, 2000 was approximately $2,500,000.

             Common shares of stock outstanding as of April 1, 2000:

                                4,096,078 SHARES

                                   INRAD, INC.

                                      INDEX

                                                                       PAGE
PART I

  Item 1.                  Business......................................1

  Item 2.                  Properties....................................5

  Item 3.                  Legal Proceedings.............................5


  Item 4.                  Submission of Matters to a Vote
                           of Security Holders...........................5


PART II

  Item 5.                  Market for Registrant's Common Equity
                           and Related Stockholder Matters...............6

  Item 6.                  Selected Financial Data.......................7

  Item 7.                  Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations....................................7

  Item 7A.                 Quantitative and qualitative discussion
                           about market risk............................12

  Item 8.                  Financial Statements

                           and Supplementary Data.......................12

  Item 9.                  Changes In and Disagreements
                           With Accountants On Accounting
                           and Financial Disclosure.....................12


PART III

  Item 10.                 Directors and Executive Officers
                           of the Registrant............................13

  Item 11.                 Executive Compensation.......................15

  Item 12.                 Security Ownership of Certain
                           Beneficial Owners and Management.............16

  Item 13.                 Certain Relationships

                           and Related Transactions.....................16

PART IV

  Item 14.                 Exhibits, Financial Statement
                           Schedules, and Reports on Form 8-K...........18


Signatures..............................................................20

Note:  Page F-1 follows Page 20.

                                     PART I

ITEM 1.           BUSINESS.

         INRAD, Inc., (the "Company" or "INRAD"), incorporated in New Jersey in 1973, develops, manufactures and markets products for use in many Photonics industry sectors via its three related product categories: Crystals and Components, Custom Optics and Systems and Instruments. Its customers include leading corporations, world wide, in the following industries: Laser Systems, Semiconductor Inspection Equipment, Telecommunications and Defense. The Company's customers also include research scientists at National Laboratories and Universities.

         INRAD designs, develops, manufactures and markets crystals and products incorporating crystals that are used primarily for controlling, measuring and modifying laser beams. These products, which represent INRAD's core business, are designed either for incorporation by original equipment manufacturers in their laser systems, as stand-alone system accessories for general use with lasers, or for use by scientists and engineers in their research and development with lasers. The technical applications for INRAD products range from systems that operate in the ultraviolet portion of the electromagnetic spectrum, through the visible and near infrared region and mid infrared wavelengths.

         INRAD also manufactures custom precision optics and optical assemblies to meet the requirements established by its customers. Major industries served include semiconductor lithography and inspection, fiber-optic telecommunications components and defense electro-optics. INRAD's Thin Film Coating Department provides the reflective and anti-reflective optical coatings and optical filters typically required for these products.

         INRAD's company-funded research and development program is supplemented by federally funded R&D grants and contracts in technical areas related to INRAD's core business.

PRODUCTS

         The Company's products include: crystals, crystal components such as Q-switches, polarizers, waveplates and rotators, integrated systems such as harmonic generators, electronic drivers for Pockels cells, laser pulsewidth measuring instruments and opto-mechanical assemblies and optical components. The Company sells crystals as blanks or as precision polished elements. Wherever possible, the Company emphasizes the manufacture and sale of its components, integrated systems, and instruments that incorporate its own crystals. The Company also performs research and development for industry and the government in the area of crystal and laser technology.

         The following table illustrates the Company's Product Sales and Contract Research and Development Sales during the past three years:

                                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  1999                        1998                        1997
                                              -------------               --------------              --------------
CATEGORY                                      SALES       %               SALES        %              SALES        %
--------                                      -----       -               -----        -              -----        -
Crystals, Components,
 & Custom Optics                           $4,251,400    68            $3,372,802     63           $3,934,178     73

Systems & Instruments                         926,500    15             1,201,472     23            1,048,877     19

Contract Research &
 Development                                1,028,192    17               776,594     14              436,374      8
                                           ----------                  ----------                  ----------
TOTAL                                      $6,206,092   100            $5,350,868    100           $5,419,429    100
                                           ==========   ===            ==========    ===           ==========    ===


         The Company believes that its customers and their industries will continue to experience increases in demand for their products and hence for the products INRAD supplies. The Company's optical thin-film coating capacity and capabilities, its optical finishing run-rate capacity and its crystal product line breadth and production capacities are being addressed to meet this projected demand.

PRODUCTS MANUFACTURED BY THE COMPANY

                                 SINGLE CRYSTALS

         The Company can and has produced, by various techniques, some 38 types of crystals that, because of their purity, internal structure, and high perfection have unique optical, electronic or electro-optical properties. At present, product sales are based on approximately 12 types of crystals. Crystals are a form of solid matter having a regular internal structure, with atoms and molecules arranged in a precise way to form a solid internal pattern that repeats itself over and over again in all directions.

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

                   HARMONIC GENERATION SYSTEMS AND INSTRUMENTS

         Harmonic generation systems enable the users of lasers to convert the fundamental frequency of the laser to another frequency required for a specific end use. A harmonic, which is a multiple of the fundamental frequency, is obtained by passing a laser beam through a suitable nonlinear crystal. Harmonic generators are also used to mix the output frequency of one laser with that of another laser to produce a different frequency. Harmonic generators are presently useful in spectroscopy, lithography, semiconductor processing, medical lasers, optical data storage and scientific research.

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

         The Company has developed and produced a line of Autocorrelators which can measure extremely short laser pulses. Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high speed electronics, ultrafast lasers and laser diodes for communications. In 1999, a strategic alliance was entered into with A.P.E. of Berlin, Germany, to market their product line of five Auto correlators in the U.S., effective January 1, 2000.

                             CUSTOM PRECISION OPTICS

         The Company produces precision optical components used in laser systems, in fiber-optic telecommunications network components and in semiconductor inspection systems. These include lenses, windows, polarizers, retardation plates, Brewster windows, attenuation systems, rotators, polarizing beam splitter cubes and etalons.

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

RESEARCH AND DEVELOPMENT

         The Company's research and development activities currently focus on developing new proprietary products as well as new end uses for its existing products. The Company is primarily engaged in research on crystal growth, harmonic generation, and electro-optics. This combination allows the Company to introduce new products based on crystals developed within the Company. A staff of twelve scientists and engineers, including six at the Ph.D. level, enables the Company to develop new crystals, devices and instruments and also to participate in sponsored research.

         Company-funded research expenditures during the years ended December 31, 1999, 1998, and 1997 were $295,822 (5.7% of net product sales), $159,245
(3.5% of net product sales), and $114,021 (2.2% of net product sales).

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

         The Federal R&D Programs Group has been particularly successful in winning awards under the Federal Small Business Innovative Research (SBIR) Program. These programs have led to several inventions and the Company has been awarded twelve U.S. patents, and has filed additional applications. The Company is seeking strategic partners to commercialize some of the technologies developed from these programs.

         During 1999, 1998 and 1997, the Company was awarded funded R&D programs totaling approximately $875,000, $1,323,000 and $945,000, respectively. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.

         Revenues from contract research and development were $1,028,192, $776,594 and $436,374 during the years ended December 31, 1999, 1998, and 1997, respectively. The Company expects to continue seeking new government-sponsored programs, as well as joint programs with certain of its customers, in technical areas related to its core business.

MARKETS

         In 1999, 1998 and 1997 the Company's domestic product sales were made to customers in the following market areas:

             MARKET                                          1999                   1998              1997
             ------                                          ----                   ----              ----
             Industrial                                       84%                    84%               80%
             Universities                                      7%                     8%                8%
             National Laboratories                             5%                     3%                3%
             Government                                        4%                     5%                9%
                                                             ----                   ----              ----

             Total Domestic                                  100%                   100%              100%
                                                             ====                   ====              ====

           Export sales primarily to customers in Canada, Europe, the Near East and the Pacific Rim, amounted to 41.3% of total product sales in 1999, 21% in 1998 and 16% in 1997. One foreign customer accounted for 12% of net product sales in 1999; no foreign customer accounted for over 10% of net product sales in 1998 or 1997. No U.S. customer accounted for over 10% of net product sales in 1999. One U.S. customer accounted for 13% and 14% of net product sales in 1998 and 1997, respectively.

LONG-TERM CONTRACTS

         Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period which may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

MARKETING

         The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales. Independent sales agents are used in countries in major non-US markets, including Canada, Europe, the Near East and the Pacific Rim.

         The current sales staff consists of three degreed professionals plus support personnel. The Company plans to increase its sales and marketing staff in 2000, and to launch a new, comprehensive web-site.

BACKLOG

         The Company's order backlog as of December 31, 1999 included approximately $1,438,000 of product orders and $1,098,000 of contract R&D, most of which is scheduled to be completed in 2000. On December 31, 1998, the backlog included $1,426,000 of product orders and $1,110,000 of contract R&D.

COMPETITION

         The Company believes that there are relatively few companies which offer the wide range of products sold by the Company. However, within each product category, there is competition. Although price is the principal factor in certain product categories, the principal means of competition in most product categories are not only price, but also include product design, product performance, quality, delivery and customer service. Based on its performance to date, the Company believes that it can compete successfully in terms of price, product design, product performance, quality and customer service although no assurances can be given in this regard.

EMPLOYEES

         As of December 31, 1999, the Company had 57 full-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, sick leave and paid holidays and vacations to its employees and has paid year-end bonuses to employees in certain years. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

         Sales in the European Community for electronic instruments require CE certification; the Company is now engaged in obtaining such certification.

ITEM 2.           PROPERTIES.

         The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2001. The Company has an option to renew the lease for one additional term of five years. The 1999 annual rent was approximately $196,000. The Company also paid real estate taxes and insurance premiums which aggregated approximately $43,000 during 1999. The Company also leases approximately 950 square feet of space at 148 Veterans Drive, Northvale, New Jersey pursuant to a gross lease renewable on a month to month basis.

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

         The following table sets forth the range of Bid prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1998, through the quarter ended December 31, 1999 as reported by the National Association of Securities Dealers NASDAQ System:

                                                                                                   BID PRICE
                                                                                            -----------------------
                                                                                            HIGH              LOW
                                                                                            ----              ---
      Quarter ended December 31, 1999.......................................................2 7/8           2 11/16

      Quarter ended September 30, 1999...................................................... 9/32              9/32

      Quarter ended June 30, 1999............................................................ 1/2               1/2

      Quarter ended March 31, 1999.......................................................... 3/16              3/16

      Quarter ended December 31, 1998....................................................... 5/16              5/16

      Quarter ended September 30, 1998....................................................... 3/8              5/16

      Quarter ended June 30, 1998............................................................ 1/2               3/8

      Quarter ended March 31, 1998.......................................................... 7/16             13/32



Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

         (b)      HOLDERS.

         As of April 14, 2000, there were 200 record owners of the Common Stock.

         (c)      Dividends.

         The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 1999, 1998 or 1997. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the immediate future.

(d)      Recent Sales of Unregistered Securities.

         In 1999 The Company completed a private sale of securities to a shareowner and debt holder. Under the terms of the offering, the Company issued an aggregate of 500 shares of 10% convertible preferred stock at a price of $1,000 for proceeds of $500,000. this transaction is exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

ITEM 6.           SELECTED FINANCIAL DATA

         The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                                                           As of December 31, or
                                                      For the Year Ended December 31,
                              ---------------------------------------------------------------------------------
                              1999               1998                1997               1996               1995
                              ----               ----                ----               ----               ----
                                $                  $                   $                  $                  $
Revenues                   6,206,092          5,350,868           5,419,429          5,731,005          5,432,038

Net Profit (Loss)             21,789           (631,768)           (572,121)          (373,774)          (968,878)

Net Profit (Loss)
  per Common Share            .01              (0.30)              (0.27)             (0.18)             (0.46)

Dividends
  Paid                       None               None                None               None               None

Total
  Assets                   4,113,227          3,538,157           4,093,459          4,715,205          5,296,044

Long-Term
  Obligations                350,000            350,000           2,257,153          2,351,561          2,359,131

Shareholders'
  Equity                   2,995,161          2,473,372             862,572          1,434,693          1,808,467


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.

         The following information contains forward-looking statements, including, statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary materially from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other unforeseen circumstances such as the Company being unable to keep up technologically with state of the art processes and capabilities and the inability to produce at increased volumes due to personnel shortages resulting from current tight labor markets that would hinder the Company's ability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

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

                                                                                      Year ended December 31,
                                                                            ------------------------------------------
                                                                            1999               1998               1997
                                                                            ----               ----               ----
                                                                              %                  %                  %
Revenues:
      Net product sales                                                     83.4               85.5               91.9
      Contract research and development                                     16.6               14.5                8.1
                                                                           -----              -----              -----
                                                                           100.0              100.0              100.0
Costs and expenses:
      Cost of goods sold*                                                   68.9               74.3               77.6
      Contract research and
        development*                                                        96.7              106.7              100.3
      Selling, general and
        administrative expenses                                             25.0               25.5               24.5
      Internal research and
         development**                                                       5.7                3.5                2.2
      Interest expense                                                        .5                4.6                4.7

Interest and other income, including                                         4.2                0.2                0.2
        income tax benefit
                                                                           104.2              100.2              100.2
                                                                           -----              -----              -----
Net Profit (Loss)                                                             .4              (11.8)             (10.6)
                                                                           =====              =====              =====

 *  calculated as a percentage of their respective revenues
**  calculated as a percentage of net product sales

NET PRODUCT SALES

         Net product sales were $5,177,900, $4,574,274 and $4,983,055, in 1999,
1998 and 1997, respectively. Product sales in 1999 were 13.2% higher than the prior year.

         New bookings of product orders in 1999 were approximately 26% higher than in 1998.

         The Company's backlog of product orders as of December 31, 1999 was approximately $1,438,000, compared to approximately $1,426,000 at December 31, 1998.

         Increased sales in 1999 reflect strong demand in several key industry sectors and a strategic initiative to attain greater sales to the telecommunications and semiconductor inspection equipment industry segments.

         Sales of Crystals, Components, and Custom Optics increased to 82.1% of product sales in 1999 from 73.7% of product sales in 1998. Additionally, sales of these product categories increased 26% over sales of these same categories in 1998.

         Sales of Systems and Instruments decreased to 17.9% of product sales in 1999 compared with 26.3% in 1998, reflecting softer demand for the Company's autocorrellators, which measure laser pulse characteristics. Overall, sales of Systems and Instruments in 1999 decreased by 22.9% vs. 1998. The Company formed a strategic alliance with Angewandte Physik & Electronik Gmbh, of Berlin (A.P.E.), that will be effective January 1, 2000, wherein INRAD will market a line of state-of-the-art autocorrelators manufactured by A.P.E. in Germany.

          Combined sales to telecommunications and semiconductor inspection customers were 24.6% of product sales in 1999 vs. 12.0% of product sales in 1998.

         Sales to laser systems manufacturers in 1999 were 32.2% of product sales vs. 28.5% in 1998, reflecting strong demand from the medical laser segment.

         Sales to defense industry customers decreased in 1999 to 14.2% of total product sales vs. 15.6% in 1998.

         International sales, as a percentage of total product sales, were 41.3%, 21% and 16% for 1999, 1998, and 1997, respectively.

COST OF GOODS SOLD

         As a percentage of net product sales, cost of goods sold was 68.9%, 74.3% and 77.6% for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the cost of goods sold percentage decreased from 1998 due to higher sales volume relative to fixed costs and to increased allocations of overhead to contract research and research and development expenses. The decrease in the cost of goods sold percentage from 1997 to 1998 is attributable to increased allocations of overhead to contract research and development expenses and due to lower depreciation expense in 1998.

         Prices for raw materials and purchased components have been relatively stable in 1999, 1998 and 1997, while labor costs rose in all years.

CONTRACT RESEARCH AND DEVELOPMENT

         Contract research and development revenues were $1,028,192, $776,594 and $436,374 for the years ended December 31, 1999, 1998 and 1997, respectively. Related contract R&D expenditures, including allocated indirect costs, were $993,513, $828,850 and $437,623. Revenues increased in 1999 over 1998 and 1997 due to a larger opening backlog and increased bookings in those years. The programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs and, depending on their terms, recovery of general and administrative costs.

         The Company intends to continue focusing its future funded research efforts on programs closely aligned with its core business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in 1999 increased $188,963, or 13.8% compared to 1998, and in 1998 increased $32,436 or 2.5%
compared to 1997. In 1999, selling, general and administration expenses increased due to increases in salaries and personnel and additional recruiting expenses and advertising and marketing efforts. In 1998, selling, general and administrative expenses increased due to increases in salaries and additional recruiting expenses. Subject to availability of resources, the Company expects to increase certain selling costs in 2000, including additional sales staff.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

         Company-funded research expenditures during the years ended December 31, 1999, 1998, and 1997 were $295,822 (5.7% of net product sales), $159,245
(3.5% of net product sales), and $114,021 (2.2% of net product sales). During 1999, the Company continued to focus its internal research and development efforts on a few new products with short development cycles. As a result, R&D expenditures increased in 1999. This level is expected to continue in 2000.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 1999, the Company had a net deferred tax asset of $2,706,000, the primary component of which was its significant net operating loss carry forward. The Company has established a valuation allowance to fully offset this deferred tax asset in the event that operating losses continue and make it uncertain that the tax asset will be realized.

         During 1999, the state of New Jersey introduced a program that allowed High Technology firms, located within the State, to sell prior year tax losses on an open market basis. The Company sold approximately $3,350,000 of such losses and realized a net tax benefit of $251,710.

YEAR 2000 COMPLIANCE

         The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors, and software that is run on in-house computer networks. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remedied in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors, which have responded, have indicated that their hardware of software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

INFLATION

         The Company's policy is to periodically review its pricing of standard products to keep pace with current costs. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

LIQUIDITY AND CAPITAL RESOURCES

         On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The agreement required monthly principal payments of $10,000 for January 1997, and $ 7,500 from February 1997 until December 1997, monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of $ 12,500 from January 1999 until August 1999. A final payment of $7,500 was made on September 1, 1999.

         In December 1998, the Company entered into a number of transactions to improve its balance sheet and in effect increase its shareowner equity. These transactions converted $1,800,799 of notes payable and $441,769 of accrued interest into 1,979,107 shares of its common stock. The notes converted into equity are as follows:

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

         In 1993, an unsecured demand note of $1,030,000 bearing interest at 10% per annum held by the President and principal shareowner was extinguished, and a promissory note maturing on December 31, 1996 in the amount of $566,049
         (including $154,049 of accrued interest), and 494,400 shares of the Company's common stock at $1.25 per share were issued. The promissory note bears interest at 7%. However, a discount of $97,893 has been recorded on the promissory note to reflect the difference between the actual rate of interest on the note and an estimated market rate. This note along with its accrued interest was converted into 684,921 shares of the Company's common stock on December 31, 1998. Interest expense related to the shareowner loan was approximately $57,000 in both 1998 and 1997, respectively.

         As a result of the forgoing, interest expense for 1999 was significantly less then it was in 1998.

         During September 1993, the Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. On December 16, 1993, this promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued. The note, and $25,379 of accrued interest, is convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). The note and accrued interest were converted to 80,000 common shares in February 2000. They are subordinated to other secured indebtedness of the Company. This note also contains certain covenants and restrictions, including financial ratios tied to accounts receivable and debt service (as defined). Interest is payable semiannually on this note, and the first six interest payments are payable in the form of additional notes. At December 31, 1999 and 1998 the Company was not in violation of the covenants of this note.

         The Company's Secured Promissory Note bears interest at 7%, is secured by certain of the Company's precious metals, and is convertible at any time into 200,000 shares of common stock. The Note also contains acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the Secured Notes was July 8, 1997. However, the noteholder has agreed not to demand payment prior to January 1, 2001, therefore the note has been classified as noncurrent in the accompanying balance sheet.

         In March 1999, a shareowner and debtholder of the Company had agreed to purchase 500 shares of 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares were purchased for $200,000 in March 1999 and the remaining three hundred shares were purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.

         Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 1999, 1998 and 1997 were approximately $327,000, $95,000 and $86,000, respectively. As the Company generates satisfactory amounts of cash flow from its operations, it is expected that future capital expenditures will increase over 1999 levels.

OVERVIEW OF FINANCIAL CONDITION

         As shown in the accompanying financial statements, the Company reported net income of approximately $22,000 for the year ended December 31, 1999, and incurred losses in 1998 and 1997. During the past three years, the Company's working capital requirements were met in part on the basis of issuance of common and preferred stock to shareowners including the principal shareowner, cash generated from operations, and the sale of New Jersey State Tax Loss Credits.

         Although the Company sustained a loss on the operating level, it is not anticipated that such losses will impact the ability of the business to continue operations. EBITDA for the period exclusive of the gain generated from the sale of the New Jersey Tax Loss Credit, was approximately $111,000 and net cash generated from operations was also approximately $111,000. Cash generated from the sale of preferred stock and the sale of New Jersey State Tax Loss Credits was used primarily for the acquisition of capital assets and to internally fund working capital requirements resulting from increased business activity.

         Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations will provide adequate liquidity for the Company's operations in 2000. The Company plans to hire additional manufacturing, technical and sales personnel, and to purchase fixed assets, in order to improve operations. If, however, the Company's cash flow from operations is not maintained at satisfactory levels, the Company may seek additional financing to supplement the cash flow.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK.

         Not applicable

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements are set forth on pages F-1 through F-16. Page F-1 follows page 20.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 17, 1999, the Company filed Form 8-K reporting a change in its independent accountant. There were no disagreements with the accountants on accounting and financial disclosure.





















                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the names and ages of each of the members of the Company's Board of Directors, the other positions and offices presently held by each such person with the Company, the period during which each such person has served on the Company's Board of Directors, and the principal occupations and employment of each such person during the past years.

                                         Director           Positions; Business
Name and Age                             Since              Experience
------------                             --------           -------------------
Warren Ruderman,                         1973               Chairman of the Board of Directors,
  80                                                             President and Chief Executive Officer
                                                                 (1973-1999)
                                                                 Chief Executive Officer and
                                                                 Chief Technology Officer (1999 to present)

John Rich,                               2000               Director
  62                                                             Vice President/General Manager (1999-Present)
                                                                 Power Electronics
                                                                 President (1990-1999)
                                                                 Raytheon Optical Systems
                                                                 Vice President (1983-1989)
                                                                 Perkin Elmer
                                                                 Colonel, Commander, Air Force Avionics
                                                                 Laboratory and Air Force Weapons Laboratory

Daniel Lehrfeld,                         1999               President and Chief Operating Officer
                                                            (1999-present)
  56

Thomas Lenagh,                           1998               Management Consultant (1990 - Present);
  73

Frank Wiedeman,                          1998               Executive Director (1980 - Present)
  85                                                             American Capital Management Inc.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions and offices with the Company held by each such person:

                                              Officer            Positions and Offices
Name and Age                                  Since              With the Company
------------                                  -------            ---------------------
Warren Ruderman, 80                      1973               Chairman of the Board of Directors,
                                                            Chief Executive Officer and
                                                            Chief Technology Officer

Daniel Lehrfeld, 56                      1999               President and Chief Operating Officer

Maria Murray, 42                         1995               Sr. Vice President - Business Development

William S. Miraglia, 50                  1999               Chief Financial Officer and Secretary

Relinda Walker, 52                       1999               Vice President - Manufacturing

Devaunshi Sampat, 47                     1999               Vice President - Marketing and Sales

Ilya Zwieback, 51                        1998               Vice President - Crystal Growth

         Warren Ruderman has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded it in 1973. Prior to 1973, he founded and served as the President of Isomet Corporation, a manufacturer of acousto-optic devices for the laser industry, and was a Teaching Fellow, Lecturer in Chemistry, Research Scientist and Consultant at Columbia University. Dr. Ruderman was a founder and served as a director of the Melex Corporation (a life sciences company acquired by Revlon, Inc. in 1975). Dr. Ruderman holds a doctorate in Chemical Physics from Columbia University, and is a Fellow of the New York Academy of Sciences.

         Daniel Lehrfeld joined the Company in 1999 as President and Chief Operating Officer. Prior to joining the Company, Mr. Lehrfeld held the position of Vice President and General Manager of the Electro-Optics Center, a division successively of the Raytheon, GM/Hughes Electronics and Magnavox Electronic Systems Corporation. He has also held executive positions with Philips Laboratories and Grumman Aerospace Corporation. Mr. Lehrfeld holds B.S. and M.S. degrees from Columbia University School of Engineering and Applied Science and an M.B.A. degree from the Columbia Graduate School of Business.

         Maria Murray joined the Company in January 1989, became Vice President of R&D Programs in 1993, and was appointed Sr. Vice President, Business Development in 1999. Prior to joining INRAD, she held positions in electronic design engineering in the laser and communication industries. She holds a B.S. degree in Electrical Engineering from the University of Central Florida.

         William S. Miraglia joined the Company as Secretary and Chief Financial Officer in June 1999. Previously, he held the position of Vice President of Finance for a division of UNC, Inc., a NYSE aviation company. Prior to his last position, Mr. Miraglia has held management positions in the aerospace industry and in public accounting. He holds a B.B.A. from Pace University, and an M.B.A from Long Island University and is a Certified Public Accountant.

         Relinda C. Walker joined the Company as Vice President, Manufacturing in May 1999. Previously, Ms. Walker held the position of Vice President at Instruments, SA where she directed a business unit. Ms. Walker holds a B.S. and M.S. in Mathematics from Emory University.

         Devaunshi Sampat joined the Company in 1998. In 1999 she was appointed Vice

President of Marketing and Sales. Prior to joining the Company, Ms. Sampat held sales management positions within the Photonics industry with Princeton Instruments and Oriel Instruments. Ms. Sampat holds a B.S. in Medical Technology from the University of Bridgeport.

         Ilya Zwieback joined the Company in 1992 as Senior Research Scientist and left the Company in 1996 to join Lockheed Sanders as Senior Physicist. In 1997 Dr. Zwieback rejoined the Company as Manager of Crystal Growth and in 1998 was appointed Vice President, Crystal Growth. Dr. Zwieback holds a Doctorate of Physics in semiconductors from Moscow Institute of Steel and Alloys.

         Each of the executive officers has been elected by the Board of Directors to serve as an officer of the Company until the next election of officers, as provided by the Company's by-laws.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company's Officers, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

Name and Position                                                                                          Stock
                                                        Salary                  Bonus                     Options
                                                        ------                  -----                     -------
Warren Ruderman,                            1999        $130,000                none                      none
Chairman and Chief                          1998        $130,000                none                      none
Executive Officer                           1997        $130,000                none                      none

Daniel Lehrfeld,                            1999        $40,000*                none                      100,000
President and Chief                         1998        N/A                     N/A                       N/A
Operating Officer                           1997        N/A                     N/A                       N/A

Maria Murray,                               1999        $110,000                9,500                     30,000
Vice President,                             1998    less than $100,000          none                      none
Business Development                        1997    less than $100,000          none                      10,000

Devaunshi Sampat,                           1999        $111,000                22,600                    20,000
Vice President,                             1998    less than $100,000          none                      7500
Sales and Marketing                         1997    less than $100,000          none                      none

* Compensation as of October 1999 Employment Date. Employment Contract attached as Exhibit 10.24

(A) During the periods covered, no Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

COMPENSATION OF DIRECTORS

Each non-employee director is paid $500 for each board meeting they attend, and $250 for each conference call meeting in which they participate.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

         The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of the only individuals or entities known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 2000. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

                                                                                                     Percent of
Name and Address                                           Number of shares                         Common Stock
----------------------------------------------------------------------------------------------------------------
Warren Ruderman                                                  1,791,946                                43.7
c/o INRAD, Inc.
181 Legrand Avenue
Northvale, NJ  07647

Clarex, Ltd.                                                     2,187,214  (1)                           46.9
c/o Bank of Nova Scotia
  Trust Company Bahamas Ltd.
PO Box N1355
Nassau, Bahamas

Hoechst Celanese Corp.                                             300,000                                 7.3
Routes 202-206 North
Box 2500
Somerville, NJ  08876

William F. Nicklin                                                 210,527  (2)                            5.0
33 Grand Avenue
Newburgh, NY  12550

Frank Wiedeman                                                      51,500  (3)                            1.2
c/o INRAD, Inc.

Directors and Executive                                          1,896,271  (4)                           46.3
  Officers as a group
  (7 persons)

     (1) Including 570,000 shares subject to options, warrants or convertible notes exercisable or convertible within 60 days.

     (2) Including 80,000 shares subject to convertible notes convertible within 60 days.

     (3)  Including 50,000 shares subject to options exercisable within 60 days.

     (4) Including 89,250 shares subject to options or warrants exercisable within 60 days.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1993, the principal shareowner and President of the Company exchanged an unsecured demand note for a new promissory note maturing on December 31, 1996 in the amount of $566,049 (including $154,049 of accrued interest) and 494,400 shares of common stock. The new note bore interest at 7% and was unsecured. Interest expense related to the shareowner loan was approximately $57,000, both in 1998 and 1997, respectively. On December 31, 1998 this note along with its accrued interest was converted into 684,921 shares of the Company's Common Stock.

         During the years ended December 31, 1999, 1998 and 1997 approximately 6%, 4%, and 4%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

         On December 31, 1998, a shareowner and debtholder converted $1,234,730 of notes and $322,917 of accrued interest into 1,294,186 shares of the Company's Common Stock.

         During 1999 a shareowner and debt holder purchased 500 shares of 10% convertible Preferred stock for $500,000.

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

                                                                                   Exhibit No.
Present                                                                            in Registration
Exhibit                                                                            Statement or
No.                   Description of Exhibit                                       or Amendments
---                   ----------------------                                       ---------------
3.1                   Restated Certificate of                                      3.1 of Amendment
                      Incorporation, as amended.                                   No. 1.

3.2                   By-laws, as amended.                                         3.2 of Amendment
                                                                                   No. 1.

10.1                  Key-Man Insurance Policy on the                              10.12 of Amendment
                      life of Warren Ruderman.                                     No. 2.

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

22.1                  Subsidiaries of the Company

27.1                  Financial Data Schedule

The following exhibit is incorporated by reference to the Report to the Securities and Exchange
Commission on Form 10-Q for the quarter ended March 31, 1999:

10.26                 Employment contract with Devaunshi Sampat.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange
Commission on Form 10-Q for the quarter ended June 30, 1999:

10.26                 Employment contract with Relinda Walker.

The following exhibits form an attachment to this report:

3.3                   Certificate of Amendment of Certificate of Incorporation

3.4                   Exhibit A - Series A 10% Convertible Preferred Stock

10.24                 Employment contract with Daniel Lehrfeld.

11.1                  A statement regarding computation of per-share earnings is omitted because the computation can be clearly determined from the material contained herein.

23.2                 Consent from Grant Thornton LLP.

23.3                 Consent from Holtz Rubenstein, LLP.

27.1                 Financial data schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INRAD INC.

                                               By: /s/ Warren Ruderman
                                                   -----------------------------
                                                   Warren Ruderman
                                                   Chief Executive Officer

                                                   Dated: April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title                             Date
---------                                             -----                             ----
/s/ Warren Ruderman                             Chairman of the Board                   April 14, 2000
----------------------------                    of Directors and
Warren Ruderman                                 Chief Executive Officer


/s/ Daniel Lehrfeld                             President, Chief                        April 14, 2000
----------------------------                    Operating Officer
Daniel Lehrfeld                                 and Director


/s/ Thomas Lenagh                               Director                                April 14, 2000
----------------------------
Thomas Lenagh


/s/ Frank Wiedeman                              Director                                April 14, 2000
----------------------------
Frank Wiedeman


/s/ William S. Miraglia                         Chief Financial Officer                 April 14, 2000
----------------------------                    and Secretary
William S. Miraglia                             (Principal Financial and
                                                Accounting Officer)

                           INRAD, INC. AND SUBSIDIARY

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999

                                    CONTENTS

                                                                                                       Page
                                                                                                       ----
Report of Holtz Rubenstein & Co., LLP, Independent Certified Public Accountants                         F-2

Report of Grant Thornton LLP, Independent Certified Public Accountants                                  F-3

Consolidated balance sheets as of December 31, 1999 and 1998                                            F-4

Consolidated statements of operations for the three years
   ended December 31, 1999                                                                              F-5

Consolidated statement of shareowners' equity for the three years
   ended December 31, 1999                                                                              F-6

Consolidated statements of cash flows for the three years
    ended December 31, 1999                                                                             F-7

Notes to consolidated financial statements                                                          F-8 - F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Inrad, Inc. and Subsidiary
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of Inrad, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareowners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrad, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 25, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Inrad, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of INRAD, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareowners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INRAD, Inc. and Subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years ended December 31, 1998, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


New York, New York
March 5, 1999

                           INRAD, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                  ASSETS                                                            1999                  1998
                  ------                                                         ---------             ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     377,169         $     208,028
   Accounts receivable, net of allowance for uncollectible
     accounts of $44,000 and $7,000, respectively                                  741,558               639,604
   Unbilled contract costs                                                         460,713               125,096
   Inventories                                                                   1,336,285             1,433,081
   Other current assets                                                             91,970                64,626
                                                                            --------------         -------------
       Total current assets                                                      3,007,695             2,470,435

PROPERTY AND EQUIPMENT, net
   Property and equipment at cost                                                5,543,244             5,216,544
   Less:  Accumulated depreciation and amortization                             (4,898,951)           (4,585,761)
                                                                            --------------         -------------
       Total property and equipment                                                644,293               630,783

PRECIOUS METALS                                                                    306,396               282,396
OTHER ASSETS                                                                       154,843               154,543
                                                                             -------------         -------------

                                                                             $   4,113,227         $   3,538,157
                                                                             =============         =============

            LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
   Note  payable, bank                                                       $          -          $     107,500
   Accounts payable and accrued expenses                                           603,458               527,991
   Current obligations under capital leases                                             -                  8,007
   Advances from customers                                                         152,608                30,887
   Other current liabilities                                                        12,000                40,400
                                                                             -------------         -------------
       Total current liabilities                                                   768,066               714,785
                                                                             -------------         -------------
SECURED CONVERTIBLE PROMISORY NOTE                                                 250,000               250,000
                                                                             -------------         -------------
SUBORDINATED CONVERTIBLE NOTE                                                      100,000               100,000
                                                                             -------------         -------------
COMMITMENTS

SHAREOWNERS' EQUITY
   10% Convertible preferred stock, no par value; authorized 1,000,000 shares;
     500 and 0 issued and outstanding, respectively                                500,000                    -
   Common stock, $.01 par value; authorized 6,000,000
     shares; 4,100,678 issued and outstanding                                       41,007                41,007
   Capital in excess of par value                                                8,237,718             8,237,718
   Deficit                                                                      (5,768,614)           (5,790,403)
                                                                             -------------            ----------
                                                                                 3,010,111             2,488,322
   Treasury stock, at cost; 4,600 shares                                           (14,950)              (14,950)
                                                                             -------------         -------------
                                                                                 2,995,161             2,473,372
                                                                             -------------         -------------

                                                                             $   4,113,227         $   3,538,157
                                                                             =============         =============

                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years Ended
                                                                                   December 31,
                                                                  ----------------------------------------------
                                                                      1999             1998              1997
                                                                  -----------        ----------        ---------
REVENUES
   Net product sales                                            $   5,177,900     $   4,574,274    $   4,983,055
   Contract research and development                                1,028,192           776,594          436,374
                                                                -------------     -------------    -------------
                                                                    6,206,092         5,350,868        5,419,429
                                                                -------------     -------------    -------------
COST AND EXPENSES:
   Cost of goods sold                                               3,568,075         3,396,603        3,864,506
   Contract research and development expenses                         993,513           828,850          437,623
   Selling, general and administrative expenses                     1,551,320         1,362,357        1,328,921
   Internal research and development expenses                         295,822           159,245          114,021
                                                                -------------     -------------    -------------
                                                                    6,408,730         5,747,055        5,745,071
                                                                -------------     -------------    -------------

OPERATING LOSS                                                       (202,638)         (396,187)        (325,642)
                                                                -------------     --------------   -------------
OTHER INCOME (EXPENSE):
   Interest expense                                                   (33,330)         (244,533)        (256,482)
   Interest and other income, net                                       6,047             8,952           10,003
                                                                -------------     -------------    -------------
                                                                      (27,283)         (235,581)        (246,479)
                                                                -------------     -------------    -------------

LOSS BEFORE INCOME TAX BENEFIT                                       (229,921)         (631,768)        (572,121)

INCOME TAX BENEFIT                                                    251,710                -                -
                                                                -------------     -------------    -------------

NET INCOME (LOSS)                                               $      21,789     $    (631,768)   $    (572,121)
                                                                =============     =============    =============

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                                                 $.01             $(.30)           $(.27)
                                                                         ====             =====            =====
   Diluted                                                               $.01             $(.30)           $(.27)
                                                                         ====             =====            =====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
   Basic                                                            4,096,078         2,119,609        2,109,271
                                                                =============     =============    =============
   Diluted                                                          4,096,078         2,119,609        2,109,271
                                                                =============     =============    =============

                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                                 Common Stock           Preferred Stock      Capital in
                                              --------------------    ------------------     excess of                     Treasury
                                                Shares      Amount    Shares      Amount     Par Value       Deficit        Stock
                                                ------     -------    ------      ------     ----------      -------       --------
Balance, December 31, 1996                    2,121,571    $21,216         -     $     -     $6,051,791    $(4,586,514)     $51,800
Net loss for the year                                -          -          -           -             -        (572,121)          -
                                              ---------    -------    -------    --------    ----------    -----------      -------
Balance, December 31, 1997                    2,121,571     21,216         -           -      6,051,791     (5,158,635)      51,800
Issuance of treasury stock to employees              -          -          -           -        (36,850)            -       (36,850)
Common stock issued on conversion of debt     1,979,107     19,791         -           -      2,222,777             -            -
Net loss for the year                                -          -          -           -             -        (631,768)          -
                                              ---------    -------    -------    --------    ----------    -----------      -------
Balance, December 31, 1998                    4,100,678     41,007         -           -      8,237,718     (5,790,403)      14,950
Issuance of Preferred Stock                          -          -         500     500,000            -              -            -
Net income for the year                              -          -          -           -             -          21,789           -
                                              ---------    -------    -------    --------    ----------    -----------      -------
Balance, December 31, 1999                    4,100,678    $41,007        500    $500,000    $8,237,718    $(5,768,614)     $14,950
                                              =========    =======    =======    ========    ==========    ===========      =======


                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended
                                                                                    December 31,
                                                                  ------------------------------------------------
                                                                       1999             1998              1997
                                                                  -----------       ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $    21,789       $  (631,768)     $  (572,121)
                                                                  -----------       -----------      -----------
   Adjustments to reconcile income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                  313,190           481,402          530,610
       Noncash interest                                                    -            206,244           21,600
       Gain on sale of equipment                                           -             (3,500)          (3,800)
       Allowance for uncollectible accounts                            36,600                -                -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                       (138,554)           15,223           80,333
           Inventories                                                 96,796           113,460          188,603
           Unbilled contract costs                                   (335,617)          (22,733)         (43,012)
           Other current assets                                       (27,344)             (481)          (3,853)
           Precious metals                                            (24,000)           (3,703)             555
           Other assets                                                  (300)           (3,817)         (30,717)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                       75,467            53,131          101,965
           Advances from customers                                    121,721           (32,442)          (9,915)
           Other current liabilities                                  (28,400)          (17,529)           9,064
                                                                  -----------       -----------      -----------
       Total adjustments                                               89,559           785,255          841,493
                                                                  -----------       -----------      -----------
       Net cash  provided by operating activities                     111,348           153,487          269,372
                                                                  -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (326,700)          (95,163)         (86,208)
   Proceeds from sale of equipment                                         -              3,500            3,800
   Proceeds from redemption of certificate of deposit                      -             70,000               -
                                                                  -----------       -----------      -----------
       Net cash used in investing activities                         (326,700)          (21,663)         (82,408)
                                                                  ------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                          500,000                -                -
   Repayment of note payable - bank                                  (107,500)         (120,000)         (92,500)
   Principal payments of capital lease obligations                     (8,007)          (12,938)         (79,899)
                                                                  -----------       -----------      -----------
       Net cash provided by (used in) financing activities            384,493          (132,938)        (172,399)
                                                                  -----------       -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               169,141            (1,114)          14,565

CASH AND CASH EQUIVALENTS, beginning of year                          208,028           209,142          194,577
                                                                  -----------       -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                            $   377,169       $   208,028      $   209,142
                                                                  ===========       ===========      ===========




                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1999

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       a. NATURE OF OPERATIONS

          Inrad, Inc. and Subsidiary (the "Company") is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments. The Company's principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors. The Company's products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and the Far East, using independent sales agents.

       b. PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Upon consolidation, all intercompany accounts and transactions are eliminated.

       c.  DEPRECIATION AND AMORTIZATION

           Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

       d.  INVENTORIES

           Inventories, including certain precious metals consumed in the manufacturing process, are stated at the lower of cost (first-in, first-out method) or market.

       e.  INCOME TAXES

           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       f.  IMPAIRMENT OF LONG-LIVED ASSETS

           In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Cont'd)

       g.  STOCK-BASED COMPENSATION

           The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

       h.  CONTRACT RESEARCH AND DEVELOPMENT

           Revenues from sponsored research and development are recorded using the percentage-of-completion method. Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs. Contract R&D costs include allocations of plant overhead and general and administrative costs.

       i.  INTERNAL RESEARCH AND DEVELOPMENT COSTS

           Internal research and development costs are charged to expense as incurred.

       j.  PRECIOUS METALS

           Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

       k.  USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

       l.  ADVERTISING COSTS

           Advertising costs are charged to operations when the advertising first takes place. Included in selling, general and administrative expenses are advertising costs of $44,000, $46,000, and $64,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

       m.  STATEMENT OF CASH FLOWS

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           Cash interest paid during the years ended December 31, 1999, 1998 and 1997 was $6,755, $51,673, and $40,525, respectively.

           In December 1998, the Company converted $1,800,779 of notes payable and $441,789 of accrued interest into 1,979,107 shares of its common stock.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Cont'd)

       n.  CONCENTRATION OF RISK

           The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days and therefore are subject to little risk. The Company has not experienced losses related to these investments.

       The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue.

       o.  NET INCOME (LOSS) PER COMMON SHARE

           The basic net income (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted income (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti- dilutive.

2.     INVENTORIES:

       Inventories are comprised of the following:

                                                                                             December 31
                                                                                 ---------------------------------
                                                                                     1999                1998
                                                                                 -------------      --------------
           Raw materials                                                         $     171,650      $      157,360
           Work in process, including
               manufactured parts and components                                     1,032,204           1,171,023
           Finished goods                                                              132,431             104,698
                                                                                --------------       -------------
                                                                                 $   1,336,285      $    1,433,081
                                                                                 =============      ==============

       Cost of sales for interim periods was computed using an estimated overall gross profit percentage which is adjusted at each December 31 based upon an annual inventory count. In 1999, 1998 and 1997, the fourth quarter operating results included an adjustment for the annual inventory count that decreased (increased) operating losses by approximately $0, $34,000 and ($33,000), respectively.

3.     PROPERTY AND EQUIPMENT:

       Property and equipment are comprised of the following:

                                                                                             December 31
                                                                               -----------------------------------
                                                                                     1999                1998
                                                                                --------------      ---------------
           Furniture and fixtures                                               $      293,161      $      188,446
           Machinery and equipment                                                   4,802,188           4,611,683
           Leasehold improvements                                                      447,895             416,415
                                                                                --------------      --------------
                                                                                     5,543,244           5,216,544
           Less accumulated depreciation

               and amortization                                                      4,898,951           4,585,761
                                                                                --------------      --------------

                                                                                $      644,293      $      630,783
                                                                                ==============      ==============

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses are comprised of the following:

                                                                                              December 31
                                                                                   --------------------------------
                                                                                      1999                 1998
                                                                                   -----------         ------------
           Trade accounts payable and accrued purchases                            $   372,388         $   288,682
           Payroll taxes payable                                                         1,250              42,888
           Accrued vacation                                                            139,624             121,693
           Accrued professional fees                                                    31,000              41,601
           Accrued expenses - other                                                     59,196              33,127
                                                                                   -----------         -----------

                                                                                   $   603,458         $   527,991
                                                                                   ===========         ===========

5.     NOTE PAYABLE, BANK

       On February 6, 1997, the Company signed an agreement with Chase Manhattan Bank (successor to Chemical Bank) amending the terms of its credit facility. The new agreement requires monthly principal payments of $10,000 from January 1998 until December 1998, and monthly principal payments of $12,500 from January 1999 until August 1999. A final payment of $7,5000 is due on September 1, 1999. Borrowings bear interest at prime (7.75% at December 31, 1998) plus 2 1/4%. The agreement also amended the financial covenants contained in the original agreement. The Company continues to be required to maintain compliance with affirmative and negative covenants, including limitations on capital expenditures, dividends and new indebtedness, and compliance with a financial ratio tied to accounts receivable. Borrowings are collateralized by accounts receivable and the personal guarantee of the Company's principal shareholder. The note was paid in full in 1999.

6.     SUBORDINATED CONVERTIBLE NOTE:

       The Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. This promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued. The note plus accrued interest in the amount of $25,379 is convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). Excess interest accrued on the note is payable in full December 15, 2000.

       On February 22, 2000, the Company converted the $100,000 subordinated convertible note into 80,000 shares of the Company's common stock.

7.     SECURED CONVERTIBLE PROMISSORY NOTE:

       The Company's secured convertible promissory note bears interest at 7%, is collateralized by certain of the Company's precious metals, and is convertible at any time into 200,000 shares of common stock. The note also contains acceleration clauses which would allow the holder, a shareowner of the Company, to accelerate the maturity date and demand payment if certain events occur. The maturity date of the secured note was July 8, 1997. However, the noteholder has agreed not to demand payment prior to January 1, 2001; therefore the note has been classified as noncurrent in the accompanying consolidated balance sheet.

8.     INCOME TAXES:

       A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                                                Year Ended
                                                                                December 31,
                                                        --------------------------------------------------------
                                                            1999                    1998                  1997
                                                        -------------           ----------          ------------
         Federal statutory rate                               34%                    34%                   34%
                                                        -------------           ----------          ------------
         Tax benefit at Federal
           statutory rates                              $     (78,173)        $   (214,801)         $   (194,480)
         Loss in excess of available benefit                   63,401              189,828               181,355
         State benefit                                       (251,710)                  -                     -
         Other, net                                            14,772               24,973                13,125
                                                        -------------         ------------          ------------
                                                        $    (251,710)        $         -           $         -
                                                        =============         ============          ============

       At December 31, 1999, the Company had net operating loss carryforwards for tax purposes of approximately $6,172,000. The tax loss carryforward expires at various dates through 2019.

       Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and carryfowards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

       The State of New Jersey has enacted a program that allows new or expanding emerging technology and biotechnology businesses to sell their Unused Net Operating Loss (NOL) carryover to any corporate taxpayer in the state, for at least 75% of the value of the tax benefits. In November 1999, the Company sold $3,349,441 of their NOL for $251,710. The remaining state NOL of approximately $1,095,000 may be sold pending resolution of certain regulatory approval. Since realization of the tax benefits is not assured, a 100% valuation allowance was recorded against the related tax asset.

       Deferred tax assets (liabilities) comprise the following:

                                                                                             December 31
                                                                                ----------------------------------
                                                                                    1999                  1998
                                                                                --------------      --------------
           Inventory reserves                                                   $       17,000      $       20,000
           Vacation liabilities                                                         47,000              44,000
           Other                                                                        45,000               3,000
           Depreciation                                                                128,000             119,000
           Loss carryforwards                                                        2,469,000           2,565,000
                                                                                --------------      --------------
           Gross deferred tax assets                                                 2,706,000           2,751,000
           Valuation allowance                                                      (2,706,000)         (2,751,000)
                                                                                --------------      --------------

                                                                                $           -       $           -
                                                                                ==============      ==============

9.     COMMITMENTS:

       a.  LEASE COMMITMENT

       The Company leases its office and manufacturing facility under an operating lease which expires in 2001. The lease provides for additional rental payments based upon a pro rate share of real estate taxes and certain other expenses and has a renewal option for one five-year period. Rental expense was $198,000, $196,000 and $196,000 in 1999, 1998 and 1997, respectively, and real estate taxes were $43,000, $42,000, $41,000 in 1999, 1998 and 1997, respectively.

       Future minimum annual rentals are payable as follows:

                   Year Ending
                   December 31,
                   ------------
                      2000                       $   196,000
                      2001                           163,000

b.       RETIREMENT PLANS

           The Company maintains a 401(k) savings plan for all eligible (as defined in the plan) employees. The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 1999, 1998 or 1997.

c.       EMPLOYMENT AGREEMENTS

           The Company is party to employment agreements with officers which provide for minimum annual salaries. Certain agreements provide for incentive bonuses based on sales goals.

           The aggregate minimum commitment under these agreements are as follows:

                       Year Ending
                      December 31,
                      ------------
                          2000                                                      $   275,000
                          2001                                                          160,000
                          2002                                                          160,000
                          2003                                                          160,000
                          2004                                                          160,000
                       Thereafter                                                       480,000

10. PRODUCT SALES, FOREIGN SALES AND SALES TO MAJOR CUSTOMERS:

       The Company's sales for each major category of its product line are as follows:

                                                                                   Years Ended
                                                                                   December 31,
                                                            --------------------------------------------------------
                                                                1999                  1998                 1997
                                                            -------------         -------------        -------------
       Crystals and crystal components                      $   4,251,400         $   3,372,802        $   3,934,178
       Systems and instruments                                    926,500             1,201,472            1,048,877
                                                            -------------         -------------        -------------
       Total                                                $   5,177,900         $   4,574,274        $   4,983,055
                                                            =============         =============        =============

10.    PRODUCT SALES, FOREIGN SALES AND SALES TO MAJOR CUSTOMERS:

       Export sales, primarily to customers in Europe, Asia and Canada, amounted to 41%, 21%, and 16% of net product sales in 1999, 1998 and 1997, respectively.

       One foreign customer accounted for 12% of net product sales in 1999. No foreign customer accounted for more than 10% of net product sales in 1998 and 1997. No U.S. customers accounted for more than 10% of net product sales in 1999. One U.S. customer accounted for more than 13% and 14% of net product sales in 1998, and 1997, respectively. During the years ended December 31, 1999, 1998, and 1997, approximately 6%, 4% and 4%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareowner has an investment.

11.    SHAREOWNERS' EQUITY:

       a.  CAPITALIZATION

           The Company is authorized to issue 6,000,000 shares of $0.01 par value common stock and 1,000,000 shares of no par value preferred stock. The Company has reserved 1,768,092 shares of common stock for issuance upon conversion of the subordinated convertible note (Note 5), secured promissory note (Note 6), preferred shares, stock option plan and upon exercise of outstanding warrants.

       b.  PRIVATE PLACEMENT OF SECURITIES

           In 1999, the Company completed a private sale of securities to a shareowner and debtholder. Under the terms of the offering, the Company issued an aggregate of 500 shares of 10% convertible preferred stock at a price of $1,000 per share for proceeds of $500,000. Preferred shares are convertible into common stock of the Company at a rate of $1.00 per share. Dividends on outstanding shares are payable in common stock at the rate of $1.00 per share.

       c.  STOCK OPTIONS

           (i) The Company has a Key Employee Compensation Program (the "Program") having a maximum number of shares of 500,000 which may be awarded under the program. The number of shares issuable is subject to adjustment for stock dividends, stock splits, etc. The Company has reserved 500,000 shares of common stock for issuance under the plan.

           The Program provides for the granting of incentive stock options, compensatory stock options, stock appreciation rights and shares of common stock to certain full time employees of the Company under terms and at prices to be determined at the discretion of a committee appointed by the Board of Directors. Certain outside directors are eligible to receive compensatory stock options and stock appreciation rights. Subject to modification by the committee, options are generally exercisable in 25% installments beginning one year after the date of grant and continuing for four years thereafter. The maximum term of the grant is ten years. All options were granted at market value or above at the date of grant. To date, none of the options have been exercised.

         A summary of the status of the Company's program as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                                                       Years Ended
                                                                      December 31,
                                    --------------------------------------------------------------------------------
                                               1999                       1998                       1997
                                    -------------------------  -------------------------  --------------------------
                                                   Weighted                   Weighted                     Weighted
                                                    Average                    Average                      Average
                                                   Exercise                   Exercise                     Exercise
           Fixed Stock Options          Share        Price         Shares      Price         Shares         Price
           -------------------      ------------  -----------  ------------  -----------  -------------  -----------
Outstanding,
              beginning of year          189,000    $  1.05         202,500     $ 1.04          111,000   $  1.09
           Granted                       207,500       1.00           9,500       1.00          123,000      1.00
           Expired                            -        -             (1,250)      1.00           (9,500)     1.09
           Forfeited                     (38,000)      1.00         (21,750)      1.00          (22,000)     1.04
                                      ----------                 ----------                  ----------
           Outstanding,
              end of year                358,500       1.02         189,000       1.05          202,500      1.04
                                      ==========                 ==========                  ==========
           Options exercisable,
              end of year                102,875       1.08          87,000       1.10               -       -
                                      ==========                 ==========                  ==========
           Weighted-average
              fair values of options
              granted during year                       .28                        .41                        .32

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   Options Outstanding                    Options Exercisable
                                       -------------------------------------------      -----------------------
                                                          Weighted
                                                           Average        Weighted                     Weighted
                                                          Remaining        Average                      Average
               Range of                  Number          Contractual      Exercise        Number       Exercise
           Exercise Price              Outstanding          Life            Price       Outstanding      Price
           --------------              -----------       -----------      --------      -----------   ---------
           $1.00 - $1.25                 358,500          8.25 yrs.        $1.02          102,875        1.08

           (ii) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of FASB 123, the Company's net income (loss) and net income (loss) per share would not have been impacted.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 1999, 1998 and 1997:

                                                                                 Years Ended
                                                                                December 31,
                                                           -------------------------------------------------------
                                                              1999                  1998                  1997
                                                           -----------           -----------           -----------
                 Dividend yield                               0.00%                 0.00%                 0.00%
                 Volatility                                 154.00%               250.00%               250.00%
                 Risk-free interest rate                      5.50%                 5.71%                 6.24%
                 Expected life                             10 years              10 years              10 years

                 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       d.  WARRANTS

           At December 31, 1999, the Company had outstanding 300,000 warrants exercisable at $0.6875, 12,700 exercisable at $1.00, and 175,392 exercisable at $1.50.

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       CURRENT ASSETS AND CURRENT LIABILITIES: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       LONG-TERM DEBT: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 1999 approximates fair value.

       The fair value of the Company's debt at December 31, 1998 could not be determined without incurring excessive costs.