Form 10-Q
period 2000-03-31
INRAD INC
filed 2000-05-15
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                                  --------------

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission file number              0-11668
                                    -------

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

                     181 Legrand Avenue, Northvale, NJ 07647
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


               ----------------------------------------------------
               (Former name, former address and formal fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

              Common shares of stock outstanding as of May 1, 2000:

                                4,176,078 shares

                                   INRAD, Inc.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION.............................................1

           Item 1. Financial Statements:

                   Consolidated Balance Sheets as of March 31, 2000,
                   (unaudited) and December 31, 1999.......................1

                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2000 and 1999 (unaudited)........2

                   Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2000 and 1999 (unaudited)........3

                   Notes to Consolidated Financial Statements..............4

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................5

                   Changes in Securities and Use of Proceeds...............6

Part II. OTHER INFORMATION.................................................7

           Item 6. Exhibits and Reports on Form 8-K........................7

Signatures  ...............................................................8

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                                           March 31,     December 31,
                                                                             2000            1999*
                                                                             ----            ----
                                                                          Unaudited
Assets
Current assets:
   Cash and cash equivalents                                              $   467,631    $   377,169
   Accounts receivable, net                                                   754,854        741,558
   Inventories                                                              1,535,612      1,336,285
   Unbilled contract costs                                                    215,529        460,713
   Other current assets                                                        96,004         91,970
                                                                          -----------    -----------
        Total current assets                                                3,069,630      3,007,695
                                                                          -----------    -----------
Plant and equipment,
   Plant and equipment at cost                                              5,639,195      5,543,244
   Less: Accumulated depreciation
   and amortization                                                        (4,962,770)    (4,898,951)
                                                                          -----------    -----------
   Total plant and equipment                                                  676,425        644,293
Precious metals                                                               306,395        306,396
Other assets                                                                  157,989        154,803
                                                                          -----------    -----------
        Total assets                                                      $ 4,210,439    $ 4,113,227
                                                                          ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                               $   814,740    $   603,458
   Advances from customers                                                     11,056        152,608
   Other current liabilities                                                   27,927         12,000
                                                                          -----------    -----------
            Total current liabilities                                         853,723        768,066
Secured Convertible Promissory Notes                                          250,000        250,000
Subordinated Convertible Notes                                                     --        100,000
                                                                          -----------    -----------
        Total liabilities                                                   1,103,723      1,118,066
                                                                          -----------    -----------
Shareholders' equity:

   Preferred Stock: $1,000 par value; 500 shares issued and outstanding
        at March 31, 2000 and at December 31, 1999                            500,000        500,000
   Common stock: $.01 par value; 4,180,678 shares issued at
        March 31, 2000 and 4,100,678 at December 31, 1999                      41,807         41,007
   Capital in excess of par value                                           8,336,918      8,237,718
   Accumulated deficit                                                     (5,757,059)    (5,768,614)
                                                                          -----------    -----------
                                                                            3,121,666      3,010,111
   Less - Common stock in treasury,
      at cost (4,600 shares at March 31, 2000 and
      at December 31, 1999)                                                   (14,950)       (14,950)
                                                                          -----------    -----------
        Total shareholders' equity                                          3,106,716      2,995,161
                                                                          -----------    -----------
        Total liabilities and shareholders' equity                        $ 4,210,439    $ 4,113,227
                                                                          ===========    ===========

* Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        2000            1999
                                                        ----            ----

Revenues:
  Product sales                                     $ 1,099,200     $ 1,415,620
  Contract R & D                                        359,497         249,857
                                                    -----------     -----------

Total Revenue                                         1,458,697       1,665,477
                                                    -----------     -----------

Cost and Expenses:
  Cost of goods sold                                    580,266       1,047,558
  Contract R & D expenses                               242,265         262,742
  Selling, general & administrative expenses            452,110         356,827
  Internal R & D expenses                               169,478          33,871
                                                    -----------     -----------
Total Cost and Expenses                               1,444,119       1,700,998
                                                    -----------     -----------

Operating profit (loss)                                  14,578         (35,521)

Other income (expense):
  Interest expense                                       (7,049)          (9736)
  Interest & other income, net                            4,026           1,424
                                                    -----------     -----------

Net income (loss)                                        11,555         (44,592)

Accumulated deficit, beginning of period             (5,768,614)     (5,790,403)
                                                    -----------     -----------

Accumulated deficit, end of period                  $(5,757,059)    $(5,834,995)
                                                    ===========     ===========

Net income (loss) per common share                         0.01           (0.01)
                                                    ===========     ===========

Weighted average shares outstanding                   4,127,345       4,100,678
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three months Ended March 31
                                                                         ---------------------------
                                                                              2000         1999
                                                                              ----         ----
Cash flows from operating activities:
   Net income (loss)                                                       $  11,555    $ (44,592)
                                                                           ---------    ---------

Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and amortization                                           63,819       88,350

   Changes in assets and liabilities:
      Accounts receivable                                                    (13,296)     (99,780)
      Inventories                                                           (199,327)     138,450
      Unbilled contract costs                                                245,184      (59,991)
      Other current assets                                                    (4,034)      (7,427)
      Precious metals                                                              1       (3,760)
      Other assets                                                            (3,146)       (1870)
      Accounts payable and accrued liabilities                               211,282       85,511
      Advances from customers                                               (141,552)      56,153
      Other current liabilities                                               15,927       (8,000)
                                                                           ---------    ---------

        Total adjustments                                                    174,858       99,286
                                                                           ---------    ---------

        Net cash provided by (used in) operating activities                  186,413      143,044
                                                                           ---------    ---------

Cash flows from investing activities:
      Capital expenditures                                                   (95,951)     (92,611)
                                                                           ---------    ---------

        Net cash used in investing activities                                (95,951)     (92,611)
                                                                           ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of preferred stock                                    0      200,000
      Principal payments of note payable - Bank                                    0      (37,500)
      Principal payments of capital lease obligations                              0       (2,071)
                                                                           ---------    ---------

        Net cash provided by (used in) financing activities                        0      160,429
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents                          90,462      210,862

Cash and cash equivalents at beginning of period                             377,169      208,028
                                                                           ---------    ---------

Cash and cash equivalents at end of period                                 $ 467,631    $ 418,890
                                                                           =========    =========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 1999 and 1998 and for the years then ended and notes thereto included in the Company's report on Form 10-K, filed with the Securities and Exchange Commission.

Inventory Valuation

For the period ended March 31, 2000 inventories are valued on a lower of cost (first-in-first-out basis) or market basis (net realizable value). Work In Process inventory for the period is stated at actual cost, not in excess of estimated realizable value. For the period ended March 31, 1999, interim inventories, as well as cost of goods sold were computed using the gross profit method of inventory valuation and applying an estimated gross profit percentage based on the actual values for the preceding fiscal year.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2 -DEBT

Secured Convertible Promissory Note

The Promissory note has been classified as non-current in the accompanying balance sheet because the Note holder has agreed not to demand payment prior to April 1, 2001.

Subordinated Convertible Notes

During September 1993, the company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. On December 16, 1993, the promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's commons stock at $1.25 were issued. The note is convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). On March 15, 2000, the note along with its accrued interest through December 31, 1999 was converted into 80,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first three months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors, which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Net product sales for the first quarter of 2000 were $1,099,000 vs. $1,415,000 for the first quarter of 1999. Sales were lower compared to the first quarter of 1999 due to a larger portion of the backlog being scheduled for delivery later in the current fiscal year when compared to shipment schedules in the first quarter of 1999. Also, shipments of the Company's Systems and Instruments product line were well below first quarter 1999 levels.

New Product bookings were at $1,609,000, resulting in a $512,000 (35%) increase in unfilled product orders for the quarter. Backlog at March 31, 2000 $1,946,000 compared to $1,438,000 on December 31, 1999 and $1,733,000 on March 31, 1999.

Cost of Goods Sold

Cost of goods sold decreased in comparison to the same period in 1999 due to lower sales volume and increased cost efficiencies. Costs for the quarter, were determined utilizing perpetual inventory records adjusted to net realizable value. For the three- month period ended March 31, 1999, the Company used 74% as its estimated cost of goods sold as a percentage of product revenues. For the full year 1999, the actual cost of good sold percentage was 68.9%. Cost of goods sold percentage for the three-month period ended March 31, 2000 improved to 53%.

Contract Research and Development

Contract research and development revenues were $359,000 for the three months ended March 31, 2000, compared to $250,000 for the three months ended March 31, 1999. Current period revenues included a one-time adjustment for under-absorbed overhead costs of $130,000. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 2000 were $242,000 compared to $263,000 for the comparable 1999 quarter. The Company's backlog of contract R&D was $730,000 at March 31, 2000, compared with $1,089,000 at December 31, 1999 and $1,101,000 at March 31, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $451,000 in the first quarter of 2000 compared to $357,000 in the same period in the prior year. Selling, general and administrative expenses increased due to the hiring of a new president, new sales personnel, and other increased selling and personnel costs.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2000 were $169,000 compared to $34,000 for the quarter ended March 31, 1999. The increase reflects a major effort to develop and demonstrate a Optical Parametric Oscillator prototype operating in the infrared wave band for application to a new class of scientific instruments.

Interest Expense

Interest expense was $7,000 and $10,000 for the quarters ended March 31, 2000 and 1999, respectively. Interest expense is less in 2000 because on September 30, 1999 the Company completed payment of the bank note payable to Chase Manhattan Bank.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, a shareowner and debtholder of the Company agreed to purchase 500 shares of 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares were purchased for $200,000 in March 1999 and the remaining three hundred shares were purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.

Capital expenditures, including internal labor and overhead charges, for the three months ended March 31, 2000 and 1999 were $96,000 and $93,000, respectively. As long as cash flows from operations are adequate and/or other financing terms can be arranged, management will continue to make investments in capital acquisitions to insure that the Company maintains a competitive edge in the market place.

During the three month period ended March 31, 2000 and for the prior fiscal year the Company generated a profit. Cash outflows during these periods have been funded on the basis of issuance of preferred stock to, shareowners, as further described in the Company's Annual Report on Form 10-K. The Company's liquidity is dependent upon its ability to continue to improve operating results and thereby generate adequate cash flow from operations. Through the current quarter and for the three years in the period ended December 31, 1999 the company has generated positive cash flow from operations. Management anticipates that cash flow from operations will continue to remain positive

Year 2000 Issue

The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. To date, the Company has not experienced any adverse affects related to the year 2000.

PART II. OTHER INFORMATION

ITEM 5. APPOINTMENT OF CHIEF EXECUTIVE OFFICER

On May 5, 2000 Dr. Warren Ruderman retired as Chief Executive Officer after twenty seven years as founder and leader of the Company. Mr. Daniel Lehrfeld, the Company president, was appointed to the position. Tom Lenagh was elected Chairman of the Board, a position also formerly held by Dr. Ruderman. Dr. Ruderman will remain as a Director of the Company.

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

                             INRAD, Inc.


                             By: /s/ Daniel Lehrfeld
                                 -----------------------------------------------
                                 Daniel Lehrfeld
                                 President and Chief Executive Officer


                             By: /s/ William S. Miraglia
                                 -----------------------------------------------
                                 William S. Miraglia
                                 Chief Financial Officer
                                 (Chief Accounting Officer)

      Date: May 10, 2000