Form 10-Q
period 2000-06-30
INRAD INC
filed 2000-08-10
CIK 719494

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2000
                               -------------------------------------------------
                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

Commission file number              0-11668
                       ---------------------------------------------------------

                                   INRAD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW JERSEY                                22-2003247
-------------------------------------    ---------------------------------------
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

Yes  /X/    No / /


             Common shares of stock outstanding as of June 30, 1999:

                                    4,781,178

                                   INRAD, INC.

                                      INDEX




                                                                                  Page Number
                                                                                  -----------

PART I.    FINANCIAL INFORMATION.......................................................1

                 Item 1. Financial Statements:

                         Consolidated Balance Sheets as of June 30, 2000, (unaudited)
                         and December 31, 1999.........................................1

                         Consolidated Statements of Operations for the three and Six
                         Months Ended June 30, 2000 and 1999 (unaudited)...............2

                         Consolidated Statements of Cash Flows for the Six
                         Months Ended June 30, 2000 and 1999 (unaudited)...............3

                         Notes to Consolidated Financial Statements....................4


                 Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................5

                         Changes in Securities and Use of Proceeds.....................7



PART II.   OTHER INFORMATION...........................................................7

                 Item 6. Exhibits and Reports on Form 8-K..............................7



SIGNATURES  ...........................................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                                   INRAD, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,      DECEMBER 31,
                                                                    2000             1999*
                                                                    ----             ----
                                                                  UNAUDITED
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $   319,396      $   377,169
   Accounts receivable, net                                         826,477          741,558
   Inventories                                                    1,655,882        1,336,285
   Unbilled contract costs                                          366,080          440,713
   Other current assets                                              84,535           91,970
                                                                -----------      -----------
        TOTAL CURRENT ASSETS                                      3,252,370        3,007,695
                                                                -----------      -----------
PLANT AND EQUIPMENT,
   Plant and equipment at cost                                    5,741,684        5,543,244
   Less: Accumulated depreciation
   and amortization                                              (5,026,589)      (4,898,951)
                                                                -----------      -----------
   Total plant and equipment                                        715,095          644,293
PRECIOUS METALS                                                     307,265          306,396
OTHER ASSETS                                                        183,829          154,843
                                                                -----------      -----------
        TOTAL ASSETS                                            $ 4,458,559        4,113,227
                                                                ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         752,789          603,458
   Advances from customers                                           11,056          152,608
   Other current liabilities                                         15,304           12,000
                                                                -----------      -----------
        TOTAL CURRENT LIABILITIES                                   779,149          768,066
SECURED CONVERTIBLE PROMISSORY NOTES                                      0          250,000
SUBORDINATED CONVERTIBLE NOTES                                            0          100,000
                                                                -----------      -----------
        TOTAL LIABILITIES                                           779,149        1,118,066
                                                                -----------      -----------
SHAREHOLDERS' EQUITY:
   Preferred Stock: $1,000 par value; 500 shares issued and
        outstanding at June 30, 2000  at December 31, 1999          500,000          500,000
   Common stock: $.01 par value; 4,785,778 shares issued at
        June 30, 2000 and 4,100,678 at December 31, 1999             47,857           41,007
   Capital in excess of par value                                 8,900,743        8,237,718
   Accumulated deficit                                           (5,754,240)      (5,768,614)
                                                                -----------      -----------
                                                                  3,694,360        3,010,110
   Less - Common stock in treasury,
      at cost (4,600 shares at June 30, 2000 and
      at December 31, 1999)                                         (14,950)         (14,950)
                                                                -----------      -----------
        TOTAL SHAREHOLDERS' EQUITY                                3,679,410        2,995,161
                                                                -----------      -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 4,458,559      $ 4,113,227
                                                                ===========      ===========


* Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                    --------------------------       ------------------------
                                                     2000           1999               2000            1999
                                                     ----           ----               ----            ----
REVENUES:
  Product sales                                  $ 1,481,960      $ 1,384,416      $ 2,581,160      $ 2,800,036
  Contract R & D                                     255,458          314,346          614,955          564,203
                                                 -----------      -----------      -----------      -----------
Total Revenue                                      1,737,418        1,698,762        3,196,115        3,364,239
                                                 -----------      -----------      -----------      -----------

COST AND EXPENSES:
  Cost of goods sold                                 871,721        1,025,566        1,451,987        2,073,124
  Contract R & D expenses                            296,655          302,349          538,921          565,091
  Selling, general & administrative expenses         452,717          378,415          904,827          735,242
  Internal R & D expenses                            112,586           64,432          282,064           98,303
                                                 -----------      -----------      -----------      -----------
Total Cost and Expenses                            1,733,279        1,770,762        3,177,799         3,471760
                                                 -----------      -----------      -----------      -----------

OPERATING PROFIT (LOSS)                                3,739          (72,000)          18,317         (107,521)

OTHER INCOME (EXPENSE):
  Interest expense                                    (4,374)          (8,739)         (11,423)         (18,475)
  Interest & other income, net                         3,455            2,173            7,481            2,838
                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                      2,819          (78,566)          14,375         (123,158)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD          (5,750,059)      (5,834,995)      (5,790,403)      (5,790,403)
                                                 -----------      -----------      -----------      -----------
ACCUMULATED DEFICIT, END OF PERIOD               $(5,754,240)     $(5,913,561)     $(5,754,240)     $(5,913,561)
                                                 ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE -
(BASIC AND DILUTED                                      0.01            (0.02)             .01            (0.03)
                                                 ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                4,157,769        4,100,678        4,157,769        4,100,678
                                                 ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED JUNE 30
                                                           ------------------------
                                                             2000          1999
                                                             ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $  14,374      $(123,158)
                                                          ---------      ---------

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                         127,638        176,999

      CHANGES IN ASSETS AND LIABILITIES:
      Accounts receivable                                   (84,919)      (114,720)
      Inventories                                          (319,597)       330,441
      Unbilled contract costs                                94,633       (148,607)
      Other current assets                                    7,435        (26,745)
      Precious metals                                          (869)        (4,392)
      Other assets                                          (28,986)           116
      Accounts payable and accrued liabilities              149,331         18,383
      Advances from customers                              (141,552)       (13,327)
      Other current liabilities                               3,304         (8,000)
                                                          ---------      ---------
      Total adjustments                                    (193,583)       210,148
                                                          ---------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES            (179,209)        86,990
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                 (198,440)      (167,402)
                                                          ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES              (198,440)      (167,402)
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Stock option conversions                              319,875              0
      Proceeds from issuance of preferred stock                   0        500,000
      Principal payments of note payable - Bank                   0        (75,000)
      Principal payments of capital lease obligations             0         (4,235)
                                                          ---------      ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES           319,875        420,765
                                                          ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (57,774)       340,353

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            377,169        208,028
                                                          ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 319,395      $ 548,381
                                                          =========      =========




                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-SUMMARY OF ACCOUNTING POLICIES


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



NOTE 2-INVENTORIES AND COST OF GOODS SOLD

For the six month period ended June 30, 2000, the Company used 56% as its estimated cost of goods sold percentage. For the previous year, 1999, the actual cost of goods sold percentage was 68.9%. The Company believes 56% better approximates the expected 2000 annual cost of goods sold percentage based on estimated profitability of actual sales through June 30, 2000 and the anticipated annual level of product shipments and related costs.

For the six month period ended June 30, 1999, the Company used 74% as its estimated cost of goods sold percentage.



NOTE 3-DEBT CONVERSION


SECURED CONVERTIBLE PROMISSORY NOTE

On June 15, 2000 the secured convertible promissory note was converted into 200,000 shares of INRAD, Inc. common stock.

SUBORDINATED CONVERTIBLE NOTE

On March 15, 2000 the subordinated convertible note was converted into 80,000 shares of INRAD, Inc. common stock.



NOTE 4-EXERCISE OF WARRANTS

On June 15, 2000 345,000 warrants were exercised and 345,000 of shares of INRAD, Inc. was issued for capital received of $314,375.



NOTE 5-PREFERRED STOCK

The company sold 200 shares of its Series A 10% Convertible Preferred Stock for $200,000 on March 25, 1999 and 300 shares on June 25, 1999. There was one purchaser, an institution that was a majority shareholder of the Company prior to the purchase. The series A Preferred Stock is convertible into Common Stock of the Company at the rate of $1.00 per share.



NOTE 6-COMMITMENTS

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

NET PRODUCT SALES

Product sales for the second quarter of 2000 were $1,482,000 vs. $1,384,000 for the second quarter of 1999. Sales for the first half of FY 2000 totaled $2,581,000 vs. $2,800,000 for the first half of 1999 Product sales were lower in this year's first half due to continued weakness in orders for the Company's Systems & Instruments product lines.

Product bookings for the quarter were $1,758,000 vs. $692,000 for the same period last year. Product bookings for the first half of the year were $3,367,000 vs. $2,405,000 for the same period in 1999. The book-to-bill ratio for the first half was 1.30 vs. 0.86 for the first half of 1999. Increased orders in the Company's Crystals & Components product lines and Custom Optics business more than offset the decline in orders for the Company's Systems & Instruments.

Backlog at June 30, 2000 was $2,272,000 compared to $1,438,000 on December 31, 1999 and $1,031,000 on June 30, 1999.


COST OF GOODS SOLD

For the six months period ended June 30, 2000, the Company used 56% as its estimated cost of goods sold percentage. For the previous year the actual cost of goods sold percentage was 68.9%. The Company believes 56% better approximates the expected 2000 annual cost of goods sold percentage based on interim physical inventories, estimated profitability of actual sales through June 30, 2000, and the anticipated annual level of product shipments and related costs for the balance of the year.

For the six month period ended June 30, 1999, the Company used 74% as its estimated cost of goods sold percentage.


CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues were $615,000 for the six months ended June 30, 2000, compared to $564,000 for the six months ended June 30, 1999. Related contract research and development expenditures, including allocated indirect costs, for the six months ended June 30, 1999 were $539,000 compared to $565,000 for the comparable 1999 quarter. Revenues for the second quarter were $255,000 compared to $314,000 in the second quarter of 1999. Overall revenues increased from 1999 to 2000 due to a one-time adjustment for under-absorbed overhead costs in the amount of $130,000, taken in the first quarter.

The Company's backlog of contract R&D was $494,000 at June 30, 2000, compared with $1,109,000 at December 31, 1999 and $1,096,000 at June 30, 1999. No new
Contract R&D contracts were awarded to the company during the first half of FY 2000 vs. awards of $285,000 during the first half of 1999. The Company expects to continue to focus its future efforts on technology programs closely aligned with its core business.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $74,000 or 20%, compared to the second quarter of 1999. Both Selling and G&A expenses increased over the 1999 second quarter due to increases in personnel and related expenses.


INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 2000 were $113,000 compared to $64,000 for the quarter ended June 30, 1999. The increase is primarily due to increased expenditures in the development efforts for tunable mid-IR laser technology for which paths to market are being explored. In general, other than tunable mid-IR laser technology the Company is focusing its internal Research and Development efforts in 1999 on a few new products with short development cycles.


INTEREST EXPENSE

Interest expense was $4,000 and $9,000 for the quarters ended June 30, 2000 and 1999, respectively. Interest expense is less in 1999 because on March 15, 2000 a 100,000, 10% subordinated convertible note was converted to common stock and a loan payable to Chase Manhattan Bank was paid in full in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter a shareholder exercised 345,000 warrants and received 345,000 shares of INRAD, Inc. common stock. The warrants had exercise prices of $.6875 and $1.25 per warrant that resulted in paid in capital to the Company of $314,375. Management is actively seeking additional working capital and anticipates it will be forthcoming. The additional working capital and cash generated from operations will be utilized to expand and upgrade production capacity and for working capital required by the increase in production orders.

Capital expenditures, including internal labor and overhead charges, for the six months ended June 30, 20000 and 1999 were $198,000 and $167,000, respectively. The Company expects the rate of capital expenditures to increase during the year. The increases are a direct result of increases in production orders and are required to increase capacity and to allow for greater product run rates. As a result, it is anticipated that additional capital infusion or borrowings will take place throughout the year to fund these capital requirements.


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

During the quarter a shareholder exercised 345,000 warrants and received 345,000 shares of INRAD, Inc. common stock. The warrants had exercise prices of $.6875 and $1.25 per warrant that resulted in a cash infusion to the Company of $314,375.

During the quarter the same shareholder converted a 10% convertible secured note and received 200,000 shares of the Company's common stock.

The issuance Common Stock will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as it is not involving a public offering.

In addition to the above, 50,000 shares of common stock were issued as a 10% dividend on the Series A 10% Convertible Preferred Stock



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




                              INRAD, INC.




                              By:      /s/ Daniel Lehrfeld
                                    --------------------------------------------
                                    DANIEL LEHRFELD
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




                              By:      /s/  William S. Miraglia
                                    --------------------------------------------
                                    WILLIAM S. MIRAGLIA
                                    CHIEF FINANCIAL OFFICER
                                    (Chief Accounting Officer)






            Date:    August 1, 2000