Form 10-Q
period 2000-09-30
INRAD INC
filed 2000-11-14
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

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

                     181 Legrand Avenue, Northvale, NJ 07647
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 Yes |X| No |_|

          Common shares of stock outstanding as of September 30, 2000:

                                4,878,078 shares

                                   INRAD, Inc.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I. FINANCIAL INFORMATION...............................................1

        Item 1. Financial Statements:

                Consolidated Balance Sheets as of September 30, 2000,
                (unaudited) and December 31, 1999...........................1

                Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) ..2

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2000 and 1999 (unaudited) .......3

                Notes to Consolidated Financial Statements..................4

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................5

                Changes in Securities and Use of Proceeds...................7

Part II. OTHER INFORMATION..................................................8

        Item 4. Results of Annual shareholder's Meeting.....................8

        Item 6. Exhibits and Reports on Form 8-K............................8

Signatures  ................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       INRAD, Inc.
                               Consolidated Balance Sheets

                                                                                        September 30,       December 31,
                                                                                            2000                1999*
                                                                                         -----------         -----------
                                                                                          Unaudited
Assets
Current assets:
   Cash and cash equivalents                                                             $ 1,901,085         $   377,169
   Accounts receivable, net                                                                1,076,028             741,558
   Inventories                                                                             2,028,664           1,336,285
   Unbilled contract costs                                                                   532,596             460,713
   Other current assets                                                                       67,450              91,970
                                                                                         -----------         -----------
      Total current assets                                                                 5,605,823           3,007,695
                                                                                         -----------         -----------
Plant and equipment,
   Plant and equipment at cost                                                             6,176,914           5,543,244
   Less: Accumulated depreciation
   and amortization                                                                       (5,090,408)         (4,898,951)
                                                                                         -----------         -----------
   Total plant and equipment                                                               1,086,506             644,293

Precious metals                                                                              307,265             306,396
Other assets                                                                                 192,589             154,843
                                                                                         -----------         -----------
      Total assets                                                                       $ 7,192,183         $ 4,113,227
                                                                                         ===========         ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Current obligations under capital leases                                              $   112,129         $         0
   Accounts payable and accrued liabilities                                                  985,285             603,458
   Advances from customers                                                                    11,056             152,608
   Other current liabilities                                                                  11,013              12,000
                                                                                         -----------         -----------
      Total current liabilities                                                            1,119,482             768,066

Secured Convertible Promissory Notes                                                               0             250,000
Subordinated Convertible Notes                                                                     0             100,000
Lease Commitments                                                                            261,232                   0
                                                                                         -----------         -----------
      Total liabilities                                                                    1,380,714           1,118,066
                                                                                         -----------         -----------
Shareholders' equity:
   Preferred Stock, Series A: $1,000 par value; 500 shares issued and outstanding
        At September 30, 2000  and December 31, 1999                                         500,000             500,000

   Preferred Stock, Series B: no par value; 1,485 shares issued and outstanding at September 30, 2000 and 0 shares issued and outstanding
        at December 31, 1999                                                               1,485,000                   0

Common stock: $.01 par value; 4,882,678 shares issued at
   September 30, 2000 and 4,100,678 shares issued at December 31, 1999                        48,827              41,007
   Capital in excess of par value                                                          9,013,773           8,237,718
   Accumulated deficit                                                                    (5,221,181)         (5,768,614)
                                                                                         -----------         -----------
                                                                                           5,826,419           3,010,111
   Less - Common stock in treasury,
     at cost (4,600 shares at September 30, 2000 and
     at December 31, 1999)                                                                   (14,950)            (14,950)
                                                                                         -----------         -----------
      Total shareholders' equity                                                           5,811,468           2,995,161
                                                                                         -----------         -----------
      Total liabilities and shareholders' equity                                         $ 7,192,183         $ 4,113,227
                                                                                         ===========         ===========

* Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended September 30         Nine Months Ended September 30,
                                                    -------------------------------         -------------------------------
                                                       2000                1999                2000                1999
                                                    -----------         -----------         -----------         -----------
Revenues:
  Product sales                                     $ 1,736,144         $ 1,118,110         $ 4,317,305         $ 3,918,146
  Contract R & D                                        226,137             234,039             841,092             798,242
                                                    -----------         -----------         -----------         -----------

Total Revenue                                         1,962,281           1,352,149           5,158,397           4,716,388
                                                    -----------         -----------         -----------         -----------

Cost and Expenses:
  Cost of goods sold                                    730,067             827,401           2,182,054           2,900,527
  Contract R & D expenses                               316,281             214,962             855,202             779,138
  Selling, general & administrative expenses            603,935             357,540           1,508,762           1,093,697
  Internal R & D expenses                                58,303             105,390             340,367             203,692
                                                    -----------         -----------         -----------         -----------
Total Cost and Expenses                               1,708,586           1,505,293           4,886,385           4,977,054
                                                    -----------         -----------         -----------         -----------

Operating profit (loss)                                 253,695            (153,144)            272,012            (260,666)

Other income (expense):
  Gain on sale of Tunable IR Laser                      325,000                   0             325,000                   0
   Interest expense                                      (4,374)             (7,713)            (15,797)            (26,188)
  Interest & other income, net                            8,738               1,157              16,218               3,595
                                                    -----------         -----------         -----------         -----------

Net  profit (loss)                                      583,059            (159,700)            597,433            (283,259)

Accumulated deficit, beginning of period             (5,754,240)         (5,913,962)         (5,768,614)         (5,790,403)

Preferred stock dividend on Series A                    (50,000)                  0             (50,000)                  0
                                                    -----------         -----------         -----------         -----------

Accumulated deficit, end of period                  $(5,221,181)        $(6,073,662)        $(5,221,181)        $(6,073,662)
                                                    -----------         -----------         -----------         -----------

Net income (loss) per common share - basic                 0.12               (0.04)               0.14               (0.07)
                                                           ====               =====                ====               =====

Net income (loss) per common share - diluted               0.09               (0.04)               0.11               (0.07)
                                                           ====               =====                ====               =====

Weighted average shares outstanding                   4,878,078           4,100,678           4,254,153           4,100,678
                                                    ===========         ===========         ===========         ===========

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Nine months Ended September 30
                                                                 -------------------------------
                                                                    2000                1999
                                                                 -----------         -----------
Cash flows from operating activities:
   Net profit (loss)                                             $   597,433         $  (283,259)
                                                                 -----------         -----------

Adjustments to reconcile net loss to cash
Provided (used in) by operating activities:
     Depreciation and amortization                                   191,457             265,500

     Changes in assets and liabilities:
     Accounts receivable                                            (334,470)           (146,278)
     Inventories                                                    (692,379)            217,600
     Unbilled contract costs                                         (72,423)            (67,855)
     Other current assets                                             24,520             (12,428)
     Precious metals                                                    (869)             (4,392)
     Other assets                                                    (37,746)             (2,538)
     Accounts payable and accrued liabilities                        493,956              93,038
     Advances from customers                                        (141,012)           (138,110)
     Other current liabilities                                          (987)             (8,000)
                                                                 -----------         -----------

      Total adjustments                                             (569,953)            196,537
                                                                 -----------         -----------

      Net cash provided by (used in) operating activities             27,480             (86,722)
                                                                 -----------         -----------

Cash flows from investing activities:
     Capital expenditures                                           (372,441)           (211,599)
                                                                 -----------         -----------

      Net cash used in investing activities                         (372,441)           (211,599)
                                                                 -----------         -----------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                     1,485,000             500,000
     Proceeds from conversion of derivative securities               383,876                   0
     Principal payments of note payable - Bank                             0            (107,500)
     Principal payments of capital lease obligations                       0              (6,471)

      Net cash provided by financing activities                    1,868,876             386,029
                                                                 -----------         -----------

Net increase in cash and cash equivalents                          1,523,915              87,708

Cash and cash equivalents at beginning of period                     377,169             208,028
                                                                 -----------         -----------

Cash and cash equivalents at end of period                       $ 1,901,084         $   295,736
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

Inventory Valuation

Inventories, as of September 30, 2000, are stated at the lower of cost or market and include material, labor and factory overhead. Cost is determined by the first-in, first-out ("FIFO") method. Interim inventories, as of September 30, 1999, as well as cost of goods sold were computed by using the gross profit method of interim inventory valuation and applying an estimated gross profit percentage based on the actual values for the preceding fiscal year.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities which are common share equivalents, options, warrants, and convertible preferred stock, have been excluded from the diluted computation, for the period ended September 30, 1999, because their effect is antidilutive.

NOTE 2 - INVENTORIES AND COST OF GOODS SOLD

For the nine-month period ended September 30, 2000, the Company used 50.5% as its cost of goods sold percentage. The percentage was calculated based on pricing of an interim physical inventory, adjusted for lower of cost or market. For the previous year, 1999, the actual cost of goods sold percentage was 68.9%. The Company believes 50.5% better approximates the expected 2000 annual cost of goods sold percentage based on estimated profitability of actual sales through September 30, 2000 and the anticipated annual level of product shipments and related costs.

The increase in gross margins is directly attributable to increased manufacturing activity that is the result of unprecedented increases in both orders, sales and backlog. The increases have been accomplished with without a corresponding increase in manufacturing related costs. Fixed costs make up the largest portion of overall manufacturing costs and therefore an increase in the overall productivity result in higher gross margins.

For the nine-month period ended September 30, 1999, the Company used 74% as its estimated cost of goods sold percentage.

NOTE 3 - DEBT CONVERSION

Secured Convertible Promissory Note

On June 15, 2000 the secured convertible promissory note was converted into 200,000 shares of INRAD, Inc. common stock.

Subordinated Convertible Note

On March 15, 2000 the subordinated convertible note was converted into 80,000 shares of INRAD, Inc. common stock.

NOTE 4 - EXERCISE OF WARRANTS AND OPTIONS

On June 15, 2000 345,000 warrants were exercised and 345,000 shares of INRAD, Inc. were issued for capital received of $314,375. In addition, $38,875 was generated through the exercise of stock options, resulting in total proceeds from conversions of $383,875.

NOTE 5 - PREFERRED STOCK

The company sold 1,485 shares of its Series B 10% Convertible Preferred Stock for $1,485,000 during the month of September, 2000. This was a private placement, with a limited number of accredited investors participating. The original offering of 2000 shares is expected to be fully subscribed during the remainder of the fiscal year. The Series B Preferred Stock is convertible into Common Stock of the Company at the rate of $2.50 per share. Preferred holders of shares issued in connection with the offering are entitled to cumulative dividends that are payable in shares of the Company's Common Stock at the rate of 10% per annum.

NOTE 5 - COMMITMENTS

There are in effect employment agreements with three officers of the Company. Early termination of the agreements would result in a severance payment of between six and twelve months of base compensation. The minimum aggregate payouts under such contracts approximate $319,000.

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

Net Product Sales

Product sales for the third quarter of 2000 were $1,736,140 vs. $1,118,110 for the same period in 1999; up 55%. Product sales for the first nine months of 2000 were $4,317,305 vs. $3,918,146 in 1999; up 10%.

Product bookings for the quarter were $2,280,840 vs. $1,235,000 for the same period last year; up 85%. Product bookings for the first nine months of 2000 were $5,647,840 vs. $3,822,000 for the same period last year; up 48%.

Orders for Crystals and components and OEM Custom Optics continued to rise steadily, driven by strong demand from OEM customers in the Telecomm and Semiconductor Equipment sectors. Orders from these photonics industry sectors combined continued their 100%+ compound growth rate begun in 1999. Component orders from industrial laser system manufacturers rose by 15%, reflecting pick-up in market share from competitors. Increased orders in these areas more than offset the decline in new orders for the Company's legacy laser system accessories, the 5-050 Harmonic Generator for ultra-fast lasers and the AT-III Autotracker for dye lasers. First year sales of the Company's new Autocorrelator instruments were strong.

The book-to bill ratio for the first nine months of 2000 was 1.3 vs. 1.0 for the first nine months of 1999.

Backlog at September 30, 2000 was $2,776,540 compared to $1,438,000 on December 31, 1999 and $1,149,000 on September 30, 1999.

Cost of Goods Sold

For the nine months ended September 30, 2000, the Company used 50.5% as its cost of goods sold percentage, reflecting further improvement related to the overall increase in business volume. For the previous year, 1999, the actual cost of goods sold percentage was 68.9%. For the first nine months of last year, the Company had used 74% as its estimated cost of goods sold percentage.

The Company believes 50.5% better approximates the expected 2000 annual cost of goods sold percentage based upon interim physical inventories, profitability of actual sales through September 30, 2000, and the anticipated annual level of product shipments and related costs for the balance of the year.

Contract Research and Development

Contract research and development revenues were $841,092 for the nine months ended September 30, 2000, compared to $798,242 for the nine months of last year. Related contract research and development expenditures, including allocated indirect costs, for the nine months ended September 30, 2000 were $855,202 vs. $779,138 for the same period last year. Contract R&D revenues for the third quarter were $226,137 vs. $234,000 for the same quarter one year ago.

The Company's backlog of contract R&D was $494,000 at September 30, 2000, compared with $1,109,000 at December 31, 1999 and $905,000 at September 30, 1999.

A $63,237 add-on to an R&D contract was the only new booking in this category during the first nine months of 2000. Contract R&D bookings during the first nine months of 1999 were $475,000.

The Company expects to focus its future efforts on internal technology programs closely aligned with it core business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $415,000 or 38%, for the first nine months of 2000 compared with the same period in the prior year. Both Selling and G&A expenses increased due to increases in personnel and related expenses.

Internal Research and Development Expenses

Research and development expenditures for the quarter ended September 30, 2000 were $58,000 compared to $105,400 for the same quarter last year. IR&D expenditures for the first nine months of this year were $340,000 vs. $203,700 for the same period last year.

In August the Company sold its tunable mid-IR laser technology to an instrument systems company, part of the Company's strategy to concentrate its resources on its core business. This sale was responsible for curtailment of what had been a large portion of IR&D expenditures in the prior year and the first half of this year.

Operating Profit

Operating profit for the three months ended September 30, 2000 was $253,700, compared with a loss of $(153,100) for the same period last year. Operating income for the first nine months of 2000, was $272,000 vs. a loss of $(260,700) for the first nine months of 1999.

Interest Expense

Interest expense was $15,800 and $26,200 for the nine months ended September 30, 2000 and September 30, 1999, respectively. Interest expense is less in 2000 because on March 15, 2000 a $100,000, 10% subordinated convertible note was converted to common stock and a loan payable to Chase Manhattan Bank was paid in full in September 1999. Also, in June 2000, a 7% $250,000 secured convertible debenture was converted to common stock.

Net Income

Net income for the nine months ended September 30, 2000 was $597,400, or $0.14 per share basic and $0.11 fully diluted, vs. a loss of $(283,000) or ($0.07) per share for the first nine months of last year. Year to date net income includes the $325,000 proceeds (recorded as "Other Income") from the Company's sales of its mid-infrared tunable laser technology to an instrument systems company, reported in August.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter the company received $325,000 and an equity derivative for the sale of its mid-infrared tunable laser technology. Also the company generated positive cash flow from earnings of $27,478.

Capital expenditures, net of lease proceeds and including internal labor and overhead charges, for the nine months ended September 30, 2000 and 1999 were $372,000 and $212,000, respectively. The Company expects the rate of capital expenditures to increase during the year. The increases are a direct result of increases in production orders and are required to increase capacity and to allow for greater product run rates. As a result, it is anticipated that additional capital infusion will take place in the following quarter to fund these capital requirements.

Changes in Securities and Use of Proceeds

The Company sold 1,485 shares of its Series B 10% Convertible Preferred Stock for $1,485,000 during September, 2000. The major participant to date is an institution that was also a shareholder prior to the offering. A limited amount of accredited investors and certain members of senior management of the Company also subscribed to the offering. It is anticipated that the initial $2,000,000 offering will be fully subscribed during the fourth quarter of 2000. The Series B Preferred Stock is convertible into Common Stock of the Company at a rate of $2.50 per share. The issuance of the Series B Preferred Stock was, and the issuance of the underlying Common Stock, if converted, will be, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not involving a public offering.

PART II. OTHER INFORMATION

ITEM 4. RESULTS OF ANNUAL SHAREHOLDERS' MEETING

The following proposals were submitted for shareholder approval at the annual shareholders' meeting held August 14, 2000. All proposals were ratified by a vote of a majority of the shareholders.

1. Election of five directors to serve until the next Annual Shareholders' meeting.

2.    Approval to increase the number of Common Shares authorized.

3.    Approval of the INRAD, Inc. 2000 Equity Compensation program.

4.    Approval to amend the INRAD, Inc. Key employee compensation program.

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

                              INRAD, Inc.


                              By: /s/ Thomas H. Lenagh
                                  ---------------------------------
                                  Thomas H. Lenagh
                                  Chairman of the Board


                              By: /s/ Daniel Lehrfeld
                                  ---------------------------------
                                  Daniel Lehrfeld
                                  President, Chief Executive Officer


                              By: /s/ William S. Miraglia
                                  ---------------------------------
                                  William S. Miraglia
                                  Chief Financial Officer

Date: November 13, 2000