Form 10-K405
period 2000-12-31
INRAD INC
filed 2001-03-30
CIK 719494

10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                          ------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number 0-11668
                       ---------------------------------------------------------

                                   INRAD, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                   22-2003247
---------------------------------               --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

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

---------------------------------               --------------------------------

---------------------------------               --------------------------------

      Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of February 15, 2001 was approximately $12,842,361

           Common shares of stock outstanding as of December 31, 2000:

                                4,953,078 shares

Documents incorporated by the reference portions of the registrant's proxy statement, relate to the May 4, 2001 annual meeting of stockholders and have been incorporated by reference into Part III hereof.

                                   INRAD, INC.

                                      INDEX

                                                                         Page

Part I

  Item 1.        Business..................................................1

  Item 2.        Properties................................................7

  Item 3.        Legal Proceedings.........................................7

  Item 4.        Submission of Matters to a Vote
                 of Security Holders.......................................7

Part II

  Item 5.        Market for Registrant's Common Equity
                 and Related Stockholder Matters...........................8

  Item 6.        Selected Financial Data...................................9

  Item 7.        Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations................................................9

  Item 7A.       Quantitative and qualitative discussion
                 about market risk     ...................................15

  Item 8.        Financial Statements
                 and Supplementary Data...................................18

  Item 9.        Changes In and Disagreements
                 With Accountants On Accounting
                 and Financial Disclosure.................................18

Part III

  Item 10.       Directors and Executive Officers
                 of the Registrant........................................19

  Item 11.       Executive Compensation...................................19

  Item 12.       Security Ownership of Certain
                 Beneficial Owners and Management.........................19

  Item 13.       Certain Relationships
                 and Related Transactions.................................19

Part IV

   Item 14.      Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K.......................20

Signatures................................................................22

Note:  Page F-1 follows Page 22.

                                     PART I

Item 1. Business

      INRAD, Inc., (the "Company" or "INRAD"), incorporated in New Jersey in 1973, develops, manufactures and markets products for use in many Photonics Industry sectors via its three related product categories: Custom Optics, Crystals and Components, and Systems. Its current customers include leading corporations in the following industries: Commercial Laser Systems, Semiconductor Inspection Equipment, Telecommunications Instruments, Telecommunications Components and Defense Electro-Optics. The Company's customers also include researchers at National Laboratories and Universities world-wide.

      INRAD manufactures precision custom optics, crystals, and components. Glass and crystal substrates are processed using sophisticated manufacturing equipment and techniques to polish and deposit thin films and thereby produce elements used in advanced photonic systems. In addition, the Company grows crystals with electro-optic, nonlinear, and x-ray properties for commercial instruments. The majority of our products are supplied for laser systems, optical inspection systems, telecommunications measurement instruments and network components. The balance of the products are used in defense systems, and in accessories used by the research community.

Products

      Custom optic manufacturing is a main product area for the Company. INRAD specializes in high end, precision components. Because of its specialized capability in the growth and handling of crystal materials, the Company maintains a strong market position in birefringent crystal components, processing materials such as quartz, calcite, lithium niobate, and yttrium vanadate, all of which are widely used in either the semiconductor inspection or telecommunications industry. INRAD has in-house thin film deposition capability and highly developed assembly techniques, thus strengthening our product offering for these sectors.

      The Company also grows crystals and finishes them for several applications. Electro-optic and nonlinear crystals are produced for commercial laser systems. Several of these same nonlinear crystals are incorporated into devices that are designed and marketed by INRAD as standard products. Certain crystals grown at INRAD have x-ray properties, allowing them to be used as monochromators. The Company supplies custom x-ray monochrometers for OEM instrument manufacturers. The crystal product line also includes materials which have unique transmission and absorption characteristics, enabling them to be used as filters in defense systems.

      In addition, INRAD offers a product line of laser accessory systems. Most systems employ nonlinear crystals to perform the function of wavelength conversion or pulsewidth measurement.

      In summary, the Company is a supplier to original equipment manufacturers in the Photonics industry. Particular strengths include strong capability in crystal growth, crystal handling, precise finishing of crystal and glass materials for optical applications, and thin film deposition.

      The following table summarizes the Company's product sales by product categories and contract research and development sales during the past three years:

                                          Year Ended December 31,
                                          -----------------------
                             2000               1999               1998
                          ------------------------------------------------------
Category                     Sales      %       Sales      %       Sales      %
--------                     -----      -       -----      -       -----      -

Crystals and Components   $2,953,000    37    1,852,719    30    1,711,205    32

Custom Optics              3,145,956    40    2,398,681    38    1,661,597    31

Systems & Instruments        766,000    10      926,500    15    1,201,472    23
                          ----------   ---   ----------   ---   ----------   ---

Subtotal                   6,864,956    87    5,177,900    83    4,574,274    86

Contract Research &
 Development               1,045,011    13    1,028,192    17      776,594    14
                          ----------         ----------         ----------   ---

TOTAL                     $7,909,967   100   $6,206,092   100   $5,350,868   100
                          ==========   ===   ==========   ===   ==========   ===

Products Manufactured by the Company

                                Custom OEM Optics

      The Company produces precision optical components and assemblies for its OEM customers. The Company is known in the Photonics industry for its expertise in manufacturing polarizing components, either from birefringent crystals or by combining glass substrates and optical thin films. Custom components include waveplates, both micro waveplates for network components and conventional-size waveplates for telecommunication and optical inspection instruments. Other birefringent elements include beam displacers, rotators, and phase shift plates. One high volume polarizing product line consists of Polarizing Beam Splitter
(PBS) assemblies for a wide variety of wavelength regions. The polarizer product area is complemented by a diverse offering of plano elements, including etalons, windows, wedges, and prisms. The Company's customers include leading corporations in their industries. At present, INRAD is continuing to add to its custom optics manufacturing capacity under a multi-year upgrade and expansion program begun in 2000.

                                Optical Coatings

      In order to meet performance requirements, most optical components require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths. An in-house coating department allows Inrad to maintain the integrity of the finished product. The Company expanded its thin film department in 2000 and is continuing that expansion at present with additional coating chambers and personnel, to meet the demand for increased run rates.

      The Company's coating facility produces a wide variety of sophisticated coatings on many different substrates for use in its own products, as well as for customers who purchase coated optics manufactured by the Company to their specifications. Wavelength range coverage includes ultraviolet, visible, and near infrared.

                                    Crystals

      The Company produces crystals that, because of their internal structure, have unique optical, non-linear, or electro-optical properties. Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam. The Company has developed and manufactures a line of Q-switches, harmonic generators, and associated electronics. These devices are sold on an OEM basis to laser manufacturers and individually to researchers throughout the world.

                   Harmonic Generation Systems and Instruments

      Harmonic generation systems enable the users of lasers to convert the fundamental frequency of the laser to another frequency required for a specific end use. Harmonic generators are currently used in spectroscopy, semiconductor processing, medical lasers, optical data storage and scientific research.

      Many commercial lasers have automatic tuning features, allowing them to produce a range of frequencies. The INRAD Autotracker, when used in conjunction with these lasers, automatically generates tunable ultraviolet light or infrared light for use in spectroscopic applications.

      The Company produces a Harmonic Generator for use with ultra fast lasers having pulsewidths in the femtosecond and picosecond regime. This product is sold on an OEM basis to manufacturers of ultra fast lasers.

      The Company markets a line of Autocorrelators that can measure extremely short laser pulses. Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high-speed electronics, ultra fast lasers and laser diodes for communications. Since January 2000, a strategic alliance has been in effect with A.P.E. of Berlin, Germany, to market their product line of five Autocorrelators in the U.S.

Research and Development

      The Company's research and development activities currently focus on developing new proprietary crystal products and growth processes and on new manufacturing process technologies for optical components. This combination allows the Company to introduce new products based on crystals developed within the Company, and to enhance its capabilities and productivity in optical component manufacturing.

      Company-funded internal research and development expenditures during the years ended December 31, 2000, 1999, and 1998 were $369,643 (5.4% of net product sales), $295,822 (5.7% of net product sales), and $159,245 (3.5% of net product sales). During 2000 the Company sold its tunable mid-IR laser technology to an instrument company as part of the Company's strategy to concentrate its resources on its core component businesses. The sale was responsible for curtailment of what had been a large portion of Internal R&D expenditures in the prior year and the first half of this fiscal year.

      Contract R&D programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect costs, and, depending on their terms, recovery of general and administrative costs. The programs range in duration from six to twenty-four months. All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency. These programs are typically not profitable, but are pursued when the technology to be advanced is in line with the Company's future product plans.

      Contract research and development revenues were $1,045,011, $1,028,192 and $776,594 for the years ended December 31, 2000, 1999 and 1998, respectively. Related contract R&D expenditures, including allocated indirect costs, were $1,188,647, $993,513 and $828,850. Revenue in 2000 was due to a larger opening backlog of contract R&D while the increase seen in 1999 over 1998 was primarily due to increased bookings in that year. No new Contract R&D programs were booked in 2000.

      Contract R&D revenues are expected to decline sharply in future as the Company focuses more of its technical resources on self-funded internal R&D efforts. The Company has curtailed further growth of large KDP crystals for Lawrence Livermore National Laboratories' National Ignition Facility (NIF) program. Stretch-out of the NIF program by six years has diluted the revenue potential to the Company from further participation. Related human resources and space have been re-allocated to products with higher revenue and profit margin potential.

      The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Markets

      In 2000, 1999 and 1998 the Company's product sales were made to customers in the following market areas:

         Market                           2000             1999          1998
         ------                           ----             ----          ----

            Laser Systems                     31%             32%            29%

            Semiconductor                     19%             11%             6%

            Telecomm                          20%             15%             5%

            Other                              3%             16%            33%
                                      ----------      ----------     ----------

         Total Industrial                     73%             84%            73%

         Government/Defense                   17%             14%            16%

         Universities &
            National Laboratories             10%             12%            11%
                                      ----------      ----------     ----------
                      Total (%)              100%            100%           100%

         Total ($)                    $6,864,000      $5,178,000     $4,574,000

      Export sales primarily to customers in Canada, Europe, the Near East and Japan, amounted to 38.4%, 41.3%, and 21% of total product sales in 2000, 1999 and 1998, respectively. One foreign customer accounted for 13% of product sales in 2000, another foreign customer accounted for 12% of product sales in 1999, and no foreign customer accounted for over 10% of net product sales in 1998. One U.S. customer accounted for 13%, and another for 12.2% of product sales in 2000, no U.S. customer accounted for over 10% of net product sales in 1999, and one customer accounted for 13% of product sales in 1998.

      Within the laser industry market sector, the Company views medical, industrial, and telecommunications as growth areas. The market for scientific lasers appears to be flat at best. Many of the Company's crystals and crystal products, such as Q-switches and harmonic generators are sold into our customer's scientific or niche medical laser product lines. Therefore, the Company competes for market share to increase its revenue levels for these products. However, the laser industry as whole is experiencing growth as new applications are demonstrated continuously. The Company also serves the laser industry as a custom optics supplier and as such continues to find opportunities to moderately increase revenues from the laser industry market sector.

      Optical and x-ray inspection component demand from the semiconductor industry market sector continues to present revenue growth potential for the Company. While that industry has shown signs as of the end of 2000 of entering into one of its periods of cyclical slow down in the near term, in the long term prospects for continuing growth of demand for components remains excellent, and qualification activities on new products continues undiminished. The highly sophisticated instruments designed for these applications incorporate key components that must be manufactured to demanding specifications. The Company's capabilities in precision optic and monochrometer manufacturing are well-suited to provide these components. The current slow down in the semiconductor industry will likely slow the growth in product shipments to this industry market sector in the coming year compared with the two prior years.

      The extraordinary growth experienced in the telecommunications industry market sector seems to be cooling. The Company serves two areas within telecommunications. For the products which go into network components, such as waveplates, phase shift plates, and beam displacers, the market is contracting overall, but because of a limited group of suppliers, the Company expects to experience growth in this area. Customers still seek qualified suppliers with experience handling crystal materials. They demand premium quality, consistent delivery, and a commitment to work towards cost reduction over time. The Company is in the process of installing new equipment to allow it to improve its productivity, cycle time, and cost structure. The second area served in telecommunications is as a supplier of components for measurement instrumentation. Here, cost is important, but quality and customer service are the prevailing considerations. The Company sees growth continuing in this sector overall and expects its revenue growth to increase from expanding its base of customers in this industry market sector.

      The Company is a provider of specialty crystals for defense electro-optical systems, in particular missile warning sensors and systems intended to protect military aircraft. The Company has relatively light competition for this product line of ultra-violet band-pass filter crystals. The volume of shipments for these crystals depends on the defense budget and the timing of contracts from the U.S. and foreign governments to the Company's customers. As such the revenues are cyclic. For several years, demand has been diminished, as the next generations of systems proceeded through development. Demand in 2001 will increase sharply as a new generation of systems is budgeted to receive production funding from the U.S. Department of Defense. The Company's bookings are expected to increase significantly for these products in 2001, with ramp-up in shipments and revenues in the fourth quarter. Revenues from this source are projected to continue at a historically high rate for four to six years. The Company also provides custom optics and infrared crystals to the defense industry sector. Demand for these products is expected to increase slowly at best in the industry overall, however specific niche opportunities exist that are a good match with the Company's expanding capabilities.

      The university/national laboratory market sector continues to be an important revenue stream for the Company. However, the Company does not anticipate growth in demand from this sector. In fact, the Company may experience some contraction here as the use of pulsed lasers for research is declining slowly.

      Overall, the Company believes that its customers and their industries will continue to experience strong increases in demand for their products and hence for the products the Company supplies. Overall, the Company expects the most significant challenge to its growth plans to rest in its ability to expand its production capacity rapidly enough to meet the market demands from customers in its targeted Photonics industry market sectors. The Company's optical thin-film coating capacity and capabilities, its optical component run-rate capacity and capabilities, its crystal product line breadth and production capacities, and its manufacturing cycle times and cost structure are all being addressed to better position the Company to meet and fill a larger fraction of the projected market demand.

Long-Term Contracts

      Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

Marketing

      The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales. Independent sales agents are used in countries in major non-US markets, including Canada, Europe, the Near East and Japan.

      The current sales staff consists of three degreed professionals plus support personnel. The Company plans to increase its sales and marketing staff in 2001.

Backlog

      The Company's order backlog as of December 31, 2000 included $3,448,000 of product orders and approximately $200,000 of Contract R&D. Backlog on December 31, 1999 included approximately $1,438,000 of product orders and $1,098,000 of contract R&D; most of that contract R&D was scheduled for and was completed in 2000. On December 31, 1998, the backlog included $1,426,000 of product orders and $1,110,000 of contract R&D.

Competition

      The Company believes that there are relatively few companies that offer the wide range of products sold by the Company. However, within each product category, there is competition.

      Changes in the Photonics industry have had an effect on suppliers of custom optics. As end users have introduced products requiring large volumes of optical components, suppliers, have responded either by carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume run rates. Many custom optics manufacturers lack inhouse thin film coating capability. As a result, there are fewer well-rounded competitors in the custom optics arena, but they are equipped with modern facilities and progressive manufacturing methods. The Company has judiciously deployed capital towards modernizing its facility, and has staffed the manufacturing group with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes, thin-film coating processes, and capacity expansion. The Company competes on the basis of providing consistently high quality products, establishing strong customer relations, and continuously improving its labor productivity, cost structure, and product cycle times.

      Competition for the Company's systems is limited, but competitors' products are generally lower priced. The Company's systems are considered to be high end and generally offer a combination of features not available elsewhere. Because of our in-house crystal growth capability, our staff is knowledgeable about matching appropriate crystals to given applications. Thus our market position is one of offering a superior value at the high-end price.

      For the crystal product area, quality, delivery, and customer service appear to be the market drivers. Many of the Company's competitors are overseas and can offer significantly reduced pricing for some crystal species. The Company has been able to retain and grow its customer base by providing the quality and customer service needed by OEM customers. Often times the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed. Thus quality and technical support are considered to be valuable attributes for a crystal supplier by many, but not all, OEM customers.

      Although price is the principal factor in certain product categories, the principal means of competition in most product categories are not only price, but also product design, product performance, quality, delivery, and customer service. Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

      As of December 31, 2000, the Company had 74 full time employees and 9 part time employees. As of December 31, 1999, the Company had 57 full-time employees and 5 part-time employees. In September 2000, in recognition of its present and future growth, the Company added a Director of Human Resources to its senior management team. The Company provides health, dental, disability and life insurance, a 401(k) plan, as well as sick leave, paid holidays and vacations to its full-time employees and has an incentive pay program covering all employees. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Patents and Licenses

      The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry. The Company takes precautionary and protective measures to safeguard its design, technical and manufacturing data and relies on nondisclosure agreements with its employees to protect its proprietary information.

      It is now additionally seeking patent protection for a crystal material invention resulting from its research programs.

      Additionally, the Company holds United States patents for: a thermal conductivity meter (t-Master), a chemical process involving the use of zeolites for regioselective photochlorination; a composite membrane for the photochemical degradation of organic contaminants in ground water; a chemical process for selective fictionalization of fullerenes; a unique chemical reactor; and zeolite membranes able to effect separations at high temperatures. The Company is seeking parties interested in licensing or acquiring rights to the foregoing patents.

      In 2000, the Company sold its technology applicable to tunable mid-IR lasers, including a patent, to an instrument systems company.

Regulation

      Foreign sales of certain of the Company's products may require export licenses from the United States Department of Commerce. Such licenses are generally available to all but a limited number of countries and are obtained when necessary.

      There are no federal regulations nor any unusual state regulations which directly affect the sale of the Company's products other than those environmental compliance regulations which generally affect companies engaged in manufacturing operations in New Jersey.

Item 2. Properties

      The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2001. The Company has an option to renew the lease for an additional term of five years, and to lease 11,000 square feet of additional adjoining space in the same building commencing in 2001. The 2000 annual rent was approximately $193,000. The Company also paid real estate taxes and insurance premiums that total to approximately $38,000 during 2000. The Company also leases approximately 950 square feet of space at 148 Veterans Drive, Northvale, New Jersey pursuant to a gross lease renewable on a month-to-month basis.

Item 3. Legal Proceedings

      There are no legal proceedings involving the Company as of the date hereof.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's common stock, par value $.01 per share, is traded in the OTC Bulletin Board under the symbol INRD.

      The following table sets forth the range of closing prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 1999, through the quarter ended December 31, 2000 as reported by the National Association of Securities Dealers NASDAQ System. Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

                                                                    Price
                                                                    -----
                                                               High        Low
                                                               ----        ---

         Quarter ended December 31, 2000......................9 3/4        4 1/4

         Quarter ended September 30, 2000.......................5          2 1/2

         Quarter ended June 30, 2000............................5          1 3/4

         Quarter ended March 31, 2000.........................9 1/2         3

         Quarter ended December 31, 1999......................2 7/8        9/32

         Quarter ended September 30, 1999......................5/8         9/32

         Quarter ended June 30, 1999.........................1 15/16       3/16

         Quarter ended March 31, 1999.........................9/16         3/16

(b)   Holders

      As of February 15, 2001, there were 650 record owners of the Common Stock.

(c)   Dividends

      The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2000, 1999 or 1998 and paid a $50,000 common stock dividend, that equated to 50,000 shares of common stock, on its Series A convertible preferred stock during 2000. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the immediate future.

(d)   Recent Sales of Unregistered Securities

      In 2000 the Company completed a private sale of securities to accredited investors consisting of affiliated shareowners, qualified private investors, and Company officers. Under the terms of the offering, the Company issued an aggregate of 2,100 shares of Series B 10% convertible preferred stock at a price of $1,000 per share for proceeds of $2,100,000 of which $220,000 was paid by corporate officers during March 2001. The Series B, preferred stock is convertible to the Company's common stock at a price of $2.50 per share of Common (i.e., a 400 for 1 ratio). This transaction was exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

      In 1999 The Company completed a private sale of securities to a shareowner and a debt holder. Under the terms of the offering, the Company issued an aggregate of 500 shares of Series A 10% convertible preferred stock at a price of $1,000 per share for proceeds of $500,000. The proceeds were used to retire an outstanding loan. The Series A preferred stock is convertible to the Company's common stock at a price of $1.00 per share (i.e., a ration of 1000 for 1 ratio). This transaction was exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

Item 6. Selected Financial Data

      The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                              As of December 31, or
                         For the Year Ended December 31,

                                                           2000           1999           1998            1997            1996
                                                           ----           ----           ----            ----            ----
                                                             $              $              $               $               $
Revenues                                                 7,909,967      6,206,092      5,350,868       5,419,429       5,731,005

Net Profit (Loss)                                          707,869         21,789       (631,768)       (572,121)       (373,774)

Net Profit (Loss) applicable to common shareholders
  Basic                                                        .14            .01          (0.30)          (0.27)          (0.18)
  Diluted                                                      .12            .01          (0.30)          (0.27)          (0.18)

Weighted average shares
Basic                                                    4,563,350      4,096,078      2,119,609       2,109,271       2,109,138
Diluted                                                  5,608,513      4,096,078      2,119,609       2,109,271       2,109,138

Dividends
  Paid                                                        None           None           None            None            None

Total
  Assets                                                 7,829,755      4,113,227      3,538,157       4,093,459       4,715,205

Long-Term
  Obligations                                              326,059        350,000        350,000       2,257,153       2,351,561

Shareholders'
Equity                                                   6,388,780      2,995,161      2,473,372         862,572       1,434,693

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The following information contains forward-looking statements, including, statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary materially from these forward-looking statements for many reasons, including but not limited to the factors discussed in Item 7A. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Results of Operations

         The following table summarizes the Company's product sales by product categories, and contract research and development sales during the past three years:

                                                          Year Ended December 31,
                                                          -----------------------
                                2000                    1999                         1998
                            --------------------------------------------------------------------------------
Category                        Sales          %        Sales               %         Sales               %
--------                        -----          -        -----               -         -----               -
Crystals and Components     $2,953,000        37      1,852,719             30      1,711,205             32

Custom Optics                3,145,956        40      2,398,681             38      1,661,597             31

Systems & Instruments          766,000        10        926,500             15      1,201,472             23
                            ----------       ---     ----------            ---     ----------            ---

Subtotal                     6,864,956        87      5,177,900             83      4,574,274             86

Contract Research &
 Development                 1,045,011        13      1,028,192             17        776,594             14
                            ----------               ----------                    ----------

TOTAL                       $7,909,967       100     $6,206,092            100     $5,350,868            100
                            ==========       ===     ==========            ===     ==========            ===

      The next table sets forth, for the past three years, the percentage relationship to total revenues from product sales and contract research and development of certain items included in the Company's consolidated statement of operations.

                                                     Year ended December 31,
                                                  2000        1999         1998
                                                  ----        ----         ----
                                                   %           %             %
Revenues:
      Product Sales                               86.8        83.4         85.5
Contract Research and Development                 13.2        16.6         14.5
                                                 -----       -----        -----
                                                 100.0       100.0        100.0
Costs and Expenses:
      Cost of Goods Sold*                         54.5        68.9         74.3
      Contract Research and
        Development*                             113.5        96.7        106.7
                                                 -----       -----        -----
      Product Gross Profit Margin                 45.5        31.1         25.7
      Selling, General and
        Administrative Expenses                   27.6        25.0         25.5
      Internal Research and Development**          5.4         5.7          3.5
                                                 -----       -----        -----
      Income (Loss) From Operations                5.4        (3.2)        (7.4)
      Interest expense                              .5          .5          4.6
      Interest and Other Income,                   3.5         4.2          0.2
                                                 -----       -----        -----
Net Profit (Loss)                                  8.9          .4        (11.8)
                                                 =====       =====        =====

*     calculated as a percentage of their respective revenues
**    calculated as a percentage of product sales

Total Revenues

      Total revenues increased 27% to $7,909,967 in 2000 from $6,206,092 in 1999. Total revenues increased 16% in 1999 from $5,350,868 in 1998.

Product Sales

      Product sales were $6,864,956, $5,177,900 and $4,574,274, in 2000, 1999 and 1998, respectively. Product sales in 2000 were 33% higher than 1999 reflecting 87% of total revenues. Product sales in 1999 were 13.2% higher than in 1998.

      New bookings of product orders in 2000 were $8,864,000, approximately 64% higher than in 1999. Product bookings in 1999 were $5,396,000 or approximately 26% higher than 1998.

      The Company's backlog of product orders as of December 31, 2000 was approximately $3,448,000, compared to approximately $1,438,000 at December 31, 1999.

      Increased product sales and product bookings in 2000 reflect strong demand for the Company's crystal and crystal components and custom optics products, especially in the semiconductor, telecommunications, laser systems, and defense sectors. Higher sales also reflect the Company's focus on OEM customers in high growth industry sectors and the upgrading of its manufacturing capabilities.

      Sales of Crystals and Components increased 59% to approximately $2,953,000 in 2000, to 37% of total revenues, from $1,852,719 in 1999. 1999 sales in this product category had increased 8% from $1,711,205 in 1998.

      Sales of Custom Optics increased 31% to $3,145,956 in 2000, reflecting 40% of total revenues, from $2,398,681 in 1999. 1999 sales in this category had increased 44% from $1,661,597 in 1998

      Sales of Systems decreased 17% to approximately $766,000 or 10% of total revenues in 2000 compared with $926,500 or 17.9% in 1999. Sales in this category had declined 23% in 1999 from $1,201,472 in 1998. The decline in system sales reflected softer demand for the Company's laser system accessories, including its AT-III and 5-050 harmonic generation systems. First year U.S. sales of autocorrelators, which measure laser pulse characteristics, were ahead of plan. The Company formed a strategic alliance with Angewandte Physik & Electronik GmbH, of Berlin (A.P.E.), that was effective January 1, 2000, wherein INRAD markets a line of state-of-the-art autocorrelators manufactured by A.P.E. in Germany.

      Sales to laser systems manufacturers in 2000 increased 26% to $2,097,000, or 31% of product sales, as compared with $1,660,000 or 32% of product sales in 1999. Sales in this sector in 1999 were up 25% from $1,326,000 in 1998.

      Sales to semiconductor sector manufacturers in 2000 increased 225% to $1,285,000, or 19% of product sales, as compared with $571,000 or 11% of product sales in 1999. Sales in this sector in 1999 were up 208% from $274,000 in 1998.

      Sales to the telecommunications sector in 2000 increased 74% to $1,353,000, or 20% of product sales, as compared with $778,000 or 15% of product sales in 1999. Sales in this sector in 1999 were up 340% from $229,000 in 1998.

      Sales to government and defense industry customers in 2000 increased 58% to $1,150,000, or 17% of product sales, as compared with $726,000 or 14% of product sales in 1999. Sales in this sector in 1999 were down 1% from $732,000 in 1998.

      International product sales, as a percentage of total product sales, were 38.6%, 41.3% and 21% for 2000, 1999, and 1998, respectively.

Cost of Goods Sold and Gross Profit Margin

      As a percentage of product sales, cost of goods sold was 54.5%, 68.9% and 74.3% for the years ended December 31, 2000, 1999 and 1998, respectively. Gross profit margin as a percentage of product sales was 45.5%, 31.1%, and 25.7% for 2000, 1999, and 1998, respectively.

      In 2000, the cost of goods sold percentage decreased despite higher unit labor and material costs. The decrease from 1999 was primarily due to higher sales volume relative to fixed costs, but was also, to a lesser extent, attributable to better identification and allocation of labor costs between inventory and cost of sales, and to the full allocation of overhead costs to contract research and internal research and development expenses. The decrease in the cost of goods sold percentage from 1998 to 1999 is attributable primarily to higher sales volume relative to fixed costs.

      Costs of purchased components have been relatively stable in 2000, 1999 and 1998. Unit costs of raw materials such as crystal quartz and high grade optical glasses have increased in the last year. Unit labor costs rose in all years, but in 2000 increased as well due to the Company's new incentive pay program, in which bonus income is earned by all employees when the Company meets or exceeds its targeted operating profit and revenue targets.

Contract Research and Development

      Contract R&D programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs, and, depending on their terms, recovery of general and administrative costs. These programs are typically not profitable, but are pursued when the technology to be advanced is in line with the Company's future product plans.

      Contract research and development revenues were $1,045,011, $1,028,192 and $776,594 for the years ended December 31, 2000, 1999 and 1998, respectively. Related contract R&D expenditures, including allocated indirect costs, were $1,188,647, $993,513 and $828,850. Revenue in 2000 was due to a larger opening backlog of contact R&D while the increase seen in 1999 over 1998 was primarily due to increased bookings in that year. No new Contract R&D programs were booked in 2000.

      Contract R&D revenues are expected to decline sharply in future as the Company focuses more of its technical resources on self-funded Internal R&D efforts related to its core business. The Company has ceased further growth of large KDP crystals for Lawrence Livermore National Laboratories' National Ignition Facility (NIF) program. Stretch-out of the NIF program by six years has diluted the revenue potential to the Company from further participation. Related human resources and space has been re-allocated to products with higher revenue and profit margin potential.

      The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in 2000 increased $646,906, or 41.7% compared to 1999, and in 1999 increased $188,963 or 13.8% compared to 1998. In 2000, general and administration expenses increased due to increases in salaries, including, performance sharing incentive compensation, increases in personnel, including the inclusion of a Director of Human Resources on the senior management team, and increases in recruiting expenses. Additionally, administrative costs also increased due to the legal expenses and other costs incurred as a result of the private convertible preferred stock offering, application for NASDAQ registration and development of new and revised employee stock option programs, and other shareholder related activities. Selling expenses increased due to increased trade show, travel, and advertising costs.

Internal Research and Development Expenses

      Company-funded research expenditures during the years ended December 31, 2000, 1999, and 1998 were $369,643 (5.4% of net product sales), $295,822 (5.7%
of net product sales), and $159,245 (3.5% of net product sales). During the year the Company sold its tunable mid-IR laser technology to an instrument company as part of the Company's strategy to concentrate its resources on its core business. The sale was responsible for curtailment of what had been a large portion of IR&D expenditures in the prior year and the first half of this fiscal year.

      During 2000, the Company continued to focus its internal research and development efforts on new crystal products and new optical component manufacturing technologies. As a result, internal R&D expenditures remained flat in 2000, and are expected to continue at this level in 2001.

Operating Income

      Income from operations in 2000 was $400,478 compared to operating losses of $(202,638) in 1999 and $(396,187) in 1998.

Other Income

      The Company sold its tunable mid-IR laser technology to an undisclosed instrument systems company for $325,000 and 40,000 shares of an equity derivative. The amount of the sale net of associated expenses has been recorded in the Other Income category of the Company's financial statements. The technology employs single crystal non-linear optical materials that are transparent in the infrared waveband, a pump laser, and optical components arranged as an optical parametric oscillator to generate tunable infrared radiation.

      The agreement to sell the tunable mid-IR laser technology represents a strategic decision to concentrate the Company's resources on its core businesses. The Company had advanced this technology to showcase the capabilities of its advanced IR crystals, and to develop a key component suitable to the needs of an emerging class of scientific instruments and analysis systems. The Company believes that this technology will benefit from its transfer to a buyer in the spectrographic instrument industry who is positioned to pull the technology through its next development cycles and on to its eventual end-use in marketable systems. The Company will continue to supply high quality crystal components for end use in tunable mid-IR lasers and other IR laser applications.

      The income derived from this transaction amounted to approximately 46% of the total income of the company for 2000. This was a one-time extraordinary event and will not be repeated in future years.

Preferred Stock Dividend

During 2000 a preferred stock dividend was paid to a shareowner and holder of the Series A convertible preferred stock. The dividend amounted to $50,000 and was paid in 50,000 shares of the Company common stock. Net income used in earnings per share calculations included this charge in order to derive net income available to common shareholders.

Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2000, the Company had a net deferred tax asset of approximately $2,101,000, the primary component of which was its significant net operating loss carry forward. The Company has established a valuation allowance to fully offset this deferred tax asset in the event that the tax asset will not be realized in the future.

      During 1999, the state of New Jersey introduced a program that allowed High Technology firms, located within the State, to sell prior year tax losses on an open market basis. The Company sold approximately $3,350,000 of such losses and realized a net tax benefit of $251,710. This was a one time event and the balance of prior year tax losses was used to offset taxes resulting form profits in 2000.

Inflation

      The Company's policy is to periodically review pricing of its products to keep pace with current costs, market demands, and competitive factors. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

      During September 1993, the Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. On December 16, 1993, this promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued. The note, and $25,379 of accrued interest, was convertible at any time up to the maturity date into shares of the Company's common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.). The note and accrued interest were converted to 80,000 common shares in February 2000.

      The Company's Secured Promissory Note bore interest at 7%, was secured by certain of the Company's precious metals, and was convertible at any time into 200,000 shares of common stock. The note was converted to 200,000 shares of common stock in June 2000.

      In March 1999, a shareowner and debt holder of the Company had agreed to purchase 500 shares of Series A 10% convertible preferred stock at the price of $1,000 per share. Two hundred shares were purchased for $200,000 in March 1999 and the remaining three hundred shares were purchased in June 1999 for $300,000. Dividends are payable in common stock at the rate of $1.00 per share.

      On June 15, 2000 345,000 warrants were exercised and 345,000 shares of INRAD, Inc. common stock were issued for capital received of $314,375. In addition, $141,375 was generated over the year through the exercise of stock options and warrants, resulting in total proceeds from conversions of $455,750.

      The company sold 2,100 shares of its Series B 10% Convertible Preferred Stock for $2,100,000 during the months of September and October, 2000. This was a private placement, with a limited number of accredited investors participating, including an affiliated shareholder, executive officers, and directors of the Company. The Series B Preferred Stock is convertible into Common Stock of the Company at the rate of $2.50 per share. Preferred holders of Series B shares issued in connection with the offering are entitled to cumulative dividends that are payable in shares of the Company's Common Stock at the rate of $2.50 per share. Officers of the Company paid $220,000 that was due at the time of the issue during March 2001.

      In April 2000 a $50,000 dividend was paid to the holder of the Series A 10% convertible preferred stock by issuance of 50,000 shares of common stock.

      On November 27, 2000 the Company obtained a $500,000 Line of Credit from its bank. The note bears interest at the rate of 2.0% above the LIBOR rate and principal is payable upon demand. The note is secured by certain assets of the Company. No borrowings against this note were initiated in 2000.

      Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2000, 1999 and 1998 were approximately $582,000, $327,000 and $95,000, respectively. Capital expenditures for expansion and renovation of facilities and for the acquisition of equipment are expected to increase in 2001. The expenditures will be financed in part from capital raised in the 2000 private offering of series B convertible preferred stock, and in part from cash flow from operations.

Overview of Financial Condition

      As shown in the accompanying financial statements, the Company reported net income of approximately $707,000 for the year ended December 31, 2000, $22,000 in 1999 and a net loss of $(632,000) in 1998. During the past three years, the Company's working capital requirements were met in part by sale and issuance of common and preferred stock to shareowners, cash generated from operations, the sale of New Jersey State Tax Loss Credits and sale of its tunable mid-IR laser technology.

      EBITDA for 2000 exclusive of the gain generated from the sale of the tunable mid-IR laser technology, was approximately $641,000 and net cash generated from operations was approximately $149,000. Cash generated from the sale of preferred stock, conversion of stock options and warrants, and the sale of the tunable mid-IR laser technology will be used primarily for the acquisition of capital assets and to internally fund working capital requirements resulting from increased business activity.

      Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations, use of the working capital line of credit if necessary, and sale of equity securities, will provide adequate liquidity for the Company's operations in 2001. Equity securities may be sold via a secondary offering or through a private placement. Historically the Company has been successful in raising capital through private offerings to accredited investors. Dependent on market conditions and the amount of additional capital to be raised a secondary offering may be considered. The secondary offering is contingent upon the Company's successful application for reentry on the Nasdaq exchange. The Company plans to hire additional manufacturing, technical and sales personnel, and to purchase fixed assets, in order to expand capacity, improve operations, and meet the needs of increased market opportunities.

Item 7A. Discussion of Market and Business Risk

a)    Many of our customers industries are cyclical.

      Our business is significantly dependent on the demand our customers experience for their products. Many of their end users are in industries that historically have experienced a cyclical demand for their products, including but not limited to semiconductor manufacturing, defense electro-optics systems manufacturing, and telecommunications infrastructure expansion. As a result, demand for our products and our financial results of operations are subject to cyclical fluctuations.

b) If general economic conditions deteriorate, our financial results may suffer.

      A significant economic downturn or recession in the United States or Europe could adversely affect our business, by causing a temporary or longer term decline in demand for our goods and services. Additionally, our revenues and earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

c)    We face competition.

      We may encounter substantial competition from other companies positioned to serve the same market sectors that we serve. Some competitors may have financial, technical, marketing or other resources more extensive than ours, or may be able to respond more quickly than we can to new or emerging technologies and other competitive pressures. We may not be successful in winning orders against our present or future competitors, which may adversely affect our business, our growth objectives, our financial condition, and our operating results.

d) Our manufacturing processes require products from limited sources of supply.

      We utilize many relatively uncommon materials and compounds to manufacture our products. Examples include optical grade quartz, specialty optical glasses, scarce natural and manmade crystals, and high purity chemical compounds. Failure of our suppliers to deliver sufficient quantities of these necessary materials on a timely basis, or to deliver contaminated or inferior quality materials, or to markedly increase their prices could have an adverse effect on our business, despite our efforts to secure long term commitments from our suppliers. Adverse results might include reducing our ability to meet commitments to our customers, compromising our relationship with our customers, adversely affecting our ability to meet expanding demand for our products, all of which would cause our financial results to deteriorate.

e) Our business success depends on our being able to recruit and retain key personnel.

      Our existing business and our expansion plans depend on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on our ability to recruit additional personnel. There is competition for the services of these personnel, and there is no assurance that we will be able to retain or attract the personnel necessary for our success, despite our effort to do so. The loss of the services of our key personnel could have a material adverse affect on our business, on our results of operations, or on our financial results.

f) We depend on, but may not succeed in, developing and acquiring new products and processes.

      In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, and to develop new processes and to improve existing processes. As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to our business. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a way that achieves market acceptance or other pertinent targeted results. Nor can we be sure that we will be successful in acquiring complementary businesses, products, or technologies.

Failure to do so could have an adverse affect on our ability to grow our business

g)    We may not be able to fully protect our intellectual property.

      We do not currently hold any material patents applicable to our most important products or manufacturing processes and instead rely on a combination of trade secret, employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps we take will be adequate to prevent misappropriation of our technology. Also, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition.

h) We may not succeed in acquiring complementary businesses or in integrating acquired businesses.

      Our business strategy includes expanding our production capacities, our product lines and our market reach through both internal growth and acquisition of complementary businesses. We may not succeed in finding or completing any acquisitions of such businesses, nor can we be assured that we will be able to raise the financial capital needed for the acquisition. Acquisitions may result in per share financial dilution of our common stock from the issuance of equity securities. They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations. Also, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. To date, we have had little experience in integrating businesses.

i) Our operations may be adversely affected if we fail to keep pace with industry developments.

      We serve industries and market sectors which will be affected by future technological developments. The introduction of products or processes utilizing new developments could render our existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes, and manufacturing capabilities that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful.

j) Product yield problems and product defects that are not detected until in service could increase our costs and/or reduce our revenues.

      Changes in our own or in our suppliers' manufacturing processes, or the inadvertent use of defective or contaminated materials by us, could result in an adverse effect on our ability to achieve acceptable manufacturing yields, delivery performance, and product reliability. To the extent that we do not achieve such yields, delivery performance or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected. Additionally, our customers may discover defects in our products after the products have been put into service in their systems. In addition, some of our products are combined by our customers with products from other vendors, which may contain defects, making it difficult and costly to ascertain whose product carries liability. Any of the foregoing developments could result in increased costs and warranty expenses, loss of customers, diversion of technical resources, legal action by our customers, or damage to the Company's reputation.

k)    Our stock price may fluctuate.

      Many factors, including, future announcements concerning us, our competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding our industries in the financial press or investment advisory publications, could cause the market price of our stock to fluctuate substantially. In addition, our stock price may fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts, or market or market-sector declines, may materially and adversely affect the market price of our common stock. In addition, any information concerning us, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than us could in the future contribute to volatility in the market price of our common stock.

l)    International sales account for a significant portion revenues.

      Sales to customers in countries other than the United States accounted for approximately 38%, 41% and 21% of revenues during the years ended December 31, 2000, 1999, and 1998, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In particular, although our international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by making us less price-competitive than foreign manufacturers.

m) Effect of interest rate fluctuations on interest sensitive financial instruments.

      We are exposed to changes in interest rates from investments in certain money market accounts. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive money market accounts at December 31, 2000.

Item 8. Financial Statements and Supplementary Data

      The Company's consolidated financial statements are set forth on pages F-1 through F-16.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On November 17, 1999, the Company filed Form 8-K reporting a change in its independent accountant. There were no disagreements with the accountants on accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 4, 2001, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 4, 2001, under the caption "Executive Compensation", and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 4, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

Item 13. Certain Relationship and Related Transactions

      The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 4, 2001, under the caption "Certain Relationships and Related Transactions", and such information is incorporated herein by reference.

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

                                                            Exhibit No.
Present                                                     in Registration
Exhibit                                                     Statement or
No.                   Description of Exhibit                or Amendments
-------               ----------------------                --------------------

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

10.15                 Unsecured Demand Convertible Promissory Note dated

                      September 27, 1995 between Clarex Limited and INRAD, Inc.

      The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996:

10.16 Amendment and waiver between INRAD and Chase Manhattan Bank dated February 6, 1997.

10.17 Addendum to lease dated October 4, 1991, between S&R Costa as lessor and the Company as lessee.

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

23.2                  Consent from Holtz Rubenstein LLP.

23.3                  Consent from Grant Thornton, LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INRAD INC.


                                                   By:    /s/ Daniel Lehrfeld
                                                   Daniel Lehrfeld
                                                   Chief Executive Officer

                                                   Dated: March 15, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ Thomas Lenagh                Chairman of the Board            March 15, 2001
Thomas Lenagh                    of Directors


/s/ Daniel Lehrfeld              President, Chief                 March 15, 2001
Daniel Lehrfeld                  Executive Officer
                                 and Director


/s/ Frank Wiedeman               Director                         March 15, 2001
Frank Wiedeman


/s/ John Rich                    Director                         March 15, 2001
John Rich


/s/ Jan Winston                  Director                         March 15, 2001
Jan Winston


/s/ William S. Miraglia          Chief Financial Officer          March 15, 2001
William S. Miraglia              and Secretary
                                 (Principal Financial and
                                 Accounting Officer)

                           INRAD, INC. AND SUBSIDIARY

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2000

                                    CONTENTS

                                                                       Page
                                                                       ----

Report of Holtz Rubenstein & Co., LLP, Independent
   Certified Public Accountants                                         F-2

Report of Grant Thornton LLP, Independent Certified
   Public Accountants                                                   F-3

Consolidated balance sheets as of December 31, 2000 and 1999            F-4

Consolidated statements of operations for the three years
   ended December 31, 2000                                              F-5

Consolidated statement of shareowners' equity for the three years
   ended December 31, 2000                                              F-6

Consolidated statements of cash flows for the three years
    ended December 31, 2000                                             F-7

Notes to consolidated financial statements                            F-8 - F-18

                          Independent Auditors' Report

Board of Directors and Shareowners
Inrad, Inc. and Subsidiary
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareowners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrad, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


         HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 16, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    INRAD, Inc.

We have audited the accompanying consolidated statements of operations, shareowners' equity, and cash flows of INRAD, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, shareowners' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, shareowners' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of results of operations, shareowners' equity and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, shareowners' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of operations, and consolidated cash flows of INRAD, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

New York, New York
March 5, 1999

                           INRAD, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                            ----------------------------
                ASSETS                                         2000              1999
                                                            -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                $ 2,233,878      $   377,169
   Accounts receivable, net of allowance for uncollectible
     accounts of $54,000 and $44,000, respectively            1,237,050          741,558
   Unbilled contract costs                                      524,103          460,713
   Inventories                                                1,762,689        1,336,285
   Other current assets                                          62,307           91,970
                                                            -----------      -----------
       Total current assets                                   5,820,027        3,007,695
                                                            -----------      -----------

PROPERTY AND EQUIPMENT, net:
   Property and equipment at cost                             6,555,913        5,543,244
   Less:  accumulated depreciation and amortization          (5,149,518)      (4,898,951)
                                                            -----------      -----------
       Total property and equipment                           1,406,395          644,293
                                                            -----------      -----------

PRECIOUS METALS                                                 307,265          306,396
OTHER ASSETS                                                    296,068          154,843
                                                            -----------      -----------

       TOTAL ASSETS                                         $ 7,829,755      $ 4,113,227
                                                            ===========      ===========

   LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                    $ 1,017,320      $   603,458
   Current obligations under capital leases                      97,596               --
   Advances from customers                                           --          152,608
   Other current liabilities                                         --           12,000
                                                            -----------      -----------
       Total current liabilities                              1,114,916          768,066
                                                            -----------      -----------

SECURED CONVERTIBLE PROMISORY NOTE                                   --          250,000
SUBORDINATED CONVERTIBLE NOTE                                        --          100,000
CAPITAL LEASE OBLIGATIONS                                       326,059               --
                                                            -----------      -----------
       Total liabilities                                      1,440,975        1,118,066
                                                            -----------      -----------
COMMITMENTS
SHAREOWNERS' EQUITY:
   10% Convertible preferred stock, Series A,
     no par value; 500 shares issued
     and outstanding, respectively                              500,000          500,000
   10% Convertible preferred stock, Series B,
     no par value; 2,100 and -0- shares issued
     and outstanding, respectively                            2,100,000               --
   Common stock, $.01 par value; authorized 15,000,000
     shares; 4,957,678 and 4,100,678 issued and
     outstanding, respectively                                   49,577           41,007
   Capital in excess of par value                             9,084,898        8,237,718
   Deficit                                                   (5,110,745)      (5,768,614)
                                                            -----------      -----------
                                                              6,623,730        3,010,111
   Subscription receivable                                     (220,000)              --
   Treasury stock, at cost; 4,600 shares                        (14,950)         (14,950)
                                                            -----------      -----------
       TOTAL SHAREOWNERS' EQUITY                              6,388,780        2,995,161
                                                            -----------      -----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                   $ 7,829,755      $ 4,113,227
                                                            ===========      ===========

                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended
                                                                    December 31,
                                                    ---------------------------------------------
                                                       2000             1999              1998
                                                    -----------      -----------      -----------
REVENUES:
   Net product sales                                $ 6,864,956      $ 5,177,900      $ 4,574,274
   Contract research and development                  1,045,011        1,028,192          776,594
                                                    -----------      -----------      -----------
                                                      7,909,967        6,206,092        5,350,868
                                                    -----------      -----------      -----------
COST AND EXPENSES:
   Cost of goods sold                                 3,752,973        3,568,075        3,396,603
   Contract research and development expenses         1,188,647          993,513          828,850
   Selling, general and administrative expenses       2,198,226        1,551,320        1,362,357
   Internal research and development expenses           369,643          295,822          159,245
                                                    -----------      -----------      -----------
                                                      7,509,489        6,408,730        5,747,055
                                                    -----------      -----------      -----------
OPERATING INCOME (LOSS)                                 400,478         (202,638)        (396,187)
                                                    -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Gain on sale of technology                           325,000               --               --
   Interest expense                                     (15,327)         (33,330)        (244,533)
   Interest income                                       46,828            6,047            8,952
   Other                                                (49,110)              --               --
                                                    -----------      -----------      -----------
                                                        307,391          (27,283)        (235,581)
                                                    -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME
   TAX BENEFIT AND PREFERRED
   STOCK DIVIDENDS                                      707,869         (229,921)        (631,768)

INCOME TAX BENEFIT                                           --          251,710               --

PREFERRED STOCK DIVIDENDS                               (50,000)              --               --
                                                    -----------      -----------      -----------

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREOWNERS                                  $   657,869      $    21,789      $  (631,768)
                                                    ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                            $       .14      $       .01      $      (.30)
                                                    ===========      ===========      ===========

   Diluted                                          $       .12      $       .01      $      (.30)
                                                    ===========      ===========      ===========

                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                                                                 Preferred Stock               Preferred Stock
                                                     Common Stock                  (Series A)                    (Series B)
                                                 Shares        Amount        Shares         Amount         Shares           Amount
Balance, December 31, 1997                     2,121,571    $    21,216             --    $        --             --    $        --
Issuance of Treasury Stock to Employees               --             --             --             --             --             --
Common Stock Issued on Conversion of Debt      1,979,107         19,791             --             --             --             --
Net loss for the year                                 --             --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                     4,100,678         41,007             --             --             --             --
Issuance of Preferred Stock                           --             --            500        500,000             --             --
Net income for the year                               --             --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                     4,100,678         41,007            500        500,000             --             --
Issuance of Preferred Stock                           --             --             --             --          2,100      2,100,000
Exercise of Options                              107,000          1,070             --             --             --             --
Exercise of Warrants                             420,000          4,200             --             --             --             --
Common Stock Issued on Conversion of Debt        280,000          2,800             --             --             --             --
Dividend on Preferred Stock                       50,000            500             --             --             --             --
Net income for the year                               --             --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                     4,957,678    $    49,577            500    $   500,000          2,100    $ 2,100,000
                                             ===========    ===========    ===========    ===========    ===========    ===========
                                                Capital in
                                                 excess of                     Subscription        Treasury
                                                 par value       Deficit        Receivable          Stock
Balance, December 31, 1997                      $ 6,051,791     $(5,158,635)    $        --     $   (51,800)
Issuance of Treasury Stock to Employees             (36,850)             --              --          36,850
Common Stock Issued on Conversion of Debt         2,222,777              --              --              --
Net loss for the year                                    --        (631,768)             --              --
                                                -----------     -----------     -----------     -----------

Balance, December 31, 1998                        8,237,718      (5,790,403)             --         (14,950)
Issuance of Preferred Stock                              --              --              --              --
Net income for the year                                  --          21,789              --              --
                                                -----------     -----------     -----------     -----------

Balance, December 31, 1999                        8,237,718      (5,768,614)             --         (14,950)
Issuance of Preferred Stock                              --              --        (220,000)             --
Exercise of Options                                  68,430              --              --              --
Exercise of Warrants                                382,050              --              --              --
Common Stock Issued on Conversion of Debt           347,200              --              --              --
Dividend on Preferred Stock                          49,500         (50,000)             --              --
Net income for the year                                  --         707,869              --              --
                                                -----------     -----------     -----------     -----------

Balance, December 31, 2000                      $ 9,084,898     $(5,110,745)    $  (220,000)    $   (14,950)
                                                ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended
                                                                              December 31,
                                                              -------------------------------------------
                                                                 2000            1999            1998
                                                              -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $   707,869     $    21,789     $  (631,768)
                                                              -----------     -----------     -----------
   Adjustments to reconcile income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                              289,677         313,190         481,402
       Noncash interest                                                --              --         206,244
       Gain on sale of equipment                                       --              --          (3,500)
       Allowance for uncollectible accounts                        10,000          36,600              --
       Increase in inventory reserve                               70,000              --              --
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                   (505,492)       (138,554)         15,223
           Inventories                                           (496,404)         96,796         113,460
           Unbilled contract costs                                (63,390)       (335,617)        (22,733)
           Other current assets                                    29,663         (27,344)           (481)
           Precious metals                                           (869)        (24,000)         (3,703)
           Other assets                                          (141,225)           (300)         (3,817)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                  413,862          75,467          53,131
           Advances from customers                               (152,608)        121,721         (32,442)
         Other current liabilities                                (12,000)        (28,400)        (17,529)
                                                              -----------     -----------     -----------
       Total adjustments                                         (558,786)         89,559         785,255
                                                              -----------     -----------     -----------
       Net cash  provided by operating activities                 149,083         111,348         153,487
                                                              -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (581,520)       (326,700)        (95,163)
   Proceeds from sale of equipment                                     --              --           3,500
   Proceeds from redemption of certificate of deposit                  --              --          70,000
                                                              -----------     -----------     -----------
       Net cash used in investing activities                     (581,520)       (326,700)        (21,663)
                                                              -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                    1,880,000         500,000              --
   Repayment of note payable - bank                                    --        (107,500)       (120,000)
   Principal payments of capital lease obligations                (46,604)         (8,007)        (12,938)
   Proceeds from exercise of warrants and options                 455,750              --              --
                                                              -----------     -----------     -----------
       Net cash provided by (used in) financing activities      2,289,146         384,493        (132,938)
                                                              -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         1,856,709         169,141          (1,114)

CASH AND CASH EQUIVALENTS, beginning of year                      377,169         208,028         209,142
                                                              -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                        $ 2,233,878     $   377,169     $   208,028
                                                              ===========     ===========     ===========

                 See notes to consolidated financial statements

                           INRAD, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2000

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

1.    Nature of Business and Summary of Significant Accounting Policies:
      (Cont'd)

      g.    Stock-based compensation

            The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accounts for stock issued for services provided by other than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. At December 31, 2000, the Company issued all stock options at market. A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option. In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company has adopted the provisions of FIN 44 in 2000.

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

      l.    Advertising costs

            Advertising costs are charged to operations when the advertising first takes place. Included in selling, general and administrative expenses are advertising costs of $43,000, $44,000 and $46,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

      m.    Statement of cash flows

            For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            Cash interest paid during the years ended December 31, 2000, 1999 and 1998 was $15,327, $6,755 and $51,673, respectively.

1.    Nature of Business and Summary of Significant Accounting Policies:
      (Cont'd)

      m.    Statement of cash flows (cont'd)

            In 2000, the Company converted $350,000 of notes payable into 280,000 shares of its common stock.

            During 2000, the Company entered into capital lease obligations approximating $470,000 in connection with the acquisition of plant equipment.

      n.    Concentration of risk

            The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

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

      p.    Comprehensive income (loss)

            Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.

      q.    Recently issued accounting pronouncements

            In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB amendment No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137 and SFAS 138, was effective for the Company beginning July 1, 2000. These pronouncements have not had a significant impact on the Company's financial condition or results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is required to implement SAB 101 no later than the third quarter of fiscal 2001 in accordance with SAB No. 101B "Delaying Implementation of SAB 101," which was issued in June 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

2.    Inventories:

      Inventories are comprised of the following:

                                                              December 31,
                                                       ------------------------
                                                         2000          1999
                                                       ----------    ----------
         Raw materials                                 $  332,274    $  171,650
         Work in process, including
             manufactured parts and components          1,302,243     1,032,204
         Finished goods                                   128,172       132,431
                                                       ----------    ----------

                                                       $1,762,689    $1,336,285
                                                       ==========    ==========

       Cost of sales for interim periods during 1998 was computed using an estimated overall gross profit percentage which was adjusted at year end based upon an annual inventory count. In 1998, the fourth quarter operating results included an adjustment for the annual inventory count that decreased the Company's operating loss by approximately $34,000.

3.    Property and Equipment:

      Property and equipment are comprised of the following:

                                                              December 31,
                                                       ------------------------
                                                         2000          1999
                                                       ----------    ----------
         Furniture and fixtures                        $  370,090    $  293,161
         Machinery and equipment                        5,737,928     4,802,188
         Leasehold improvements                           447,895       447,895
                                                       ----------    ----------
                                                        6,555,913     5,543,244
         Less accumulated depreciation
             and amortization                           5,149,518     4,898,951
                                                       ----------    ----------

                                                       $1,406,395    $  644,293
                                                       ==========    ==========

4.    Line of Credit:

      The Company has available a $500,000 line of credit bearing interest at LIBOR plus 2%.

      Borrowings under the line of credit are secured by accounts receivable, inventory and all cash balances deposited with the lending institution.

5.    Accounts Payable and Accrued Expenses:

      Accounts payable and accrued expenses are comprised of the following:

                                                                December 31,
                                                         -----------------------
                                                            2000        1999
                                                         ----------   ----------
         Trade accounts payable and accrued purchases    $  363,605   $  266,169

         Accrued vacation                                   199,848      139,624

         Accrued professional fees                               --       31,000

         Accrued payroll                                     83,843       67,979

         Accrued bonuses                                    331,181       39,490
         Accrued expenses - other                            38,843       59,196
                                                         ----------   ----------

                                                         $1,017,320   $  603,458
                                                         ==========   ==========

6.    Capital Leases:

      Capital leases consist of the following:

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   -------------       -----------
           Capital leases, payable in aggregate
               monthly installments of $12,000, including interest at
               rates ranging from 11.0% to 11.6% expiring from
               June 2003 through October 2005, collateralized
               by equipment                                                        $     423,655       $        --
           Less current portion                                                           97,596                --
                                                                                   -------------       -----------

           Long-term debt, excluding current portion                               $     326,059       $        --
                                                                                   =============       ===========

       Maturities of capital leases are as follows:

                       Year Ending
                      December 31,
                      ------------
                          2001                                                      $   140,000
                          2002                                                          140,000
                          2003                                                          131,000
                          2004                                                          122,000
                          2005                                                           94,000
                                                                                    -----------
           Total minimum payments                                                       627,000
           Less amounts representing interest                                           203,000
                                                                                    -----------

            Present value of minimum payments                                       $   424,000
                                                                                    ===========

      Capital lease obligations are collateralized by property and equipment with a net book value approximating $459,000 at December 31, 2000.

7.    Subordinated Convertible Note:

            The Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company. In 1993, the promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company's common stock at $1.25 per share were issued.

            On February 22, 2000, the Company converted the note into 80,000 shares of the Company's common stock.

8.    Secured Convertible Promissory Note:

      On June 9, 2000, the Company's secured convertible promissory note was converted into 200,000 shares of the Company's common stock.

9.    Income Taxes:

      A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

                                                             Year Ended
                                                             December 31,
                                               ---------------------------------------
                                                  2000           1999           1998
                                               ---------      ---------      ---------
        Federal statutory rate                        34%            34%            34%
                                               ---------      ---------      ---------
        Tax provision (benefit) at Federal
          statutory rates                      $ 239,550      $ (78,173)     $(214,801)
        Alternative minimum tax                   16,000             --             --
        Loss in excess of available benefit           --         63,401        189,828
        Change in valuation allowance           (255,550)            --             --
        State benefit                                 --       (251,710)            --
        Other, net                                    --         14,772         24,973
                                               ---------      ---------      ---------

                                               $      --      $(251,710)     $      --
                                               =========      =========      =========

      At December 31, 2000, the Company has Federal net operating loss carryforwards for tax purposes of approximately $5,224,000. The tax loss carryforwards expire at various dates through 2018.

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

      Deferred tax assets comprise the following:

                                                          December 31,
                                                ------------------------------
                                                    2000               1999
                                                ------------      ------------

           Inventory reserves                   $     48,000      $     17,000
           Vacation liabilities                       80,000            47,000
           Other                                      62,000            45,000
           Depreciation                              135,000           128,000
           Loss carryforwards                      1,776,000         2,469,000
                                                ------------      ------------
           Gross deferred tax assets               2,101,000         2,706,000
           Valuation allowance                    (2,101,000)       (2,706,000)
                                                ------------      ------------

                                                $         --      $         --
                                                ============      ============

10.   Commitments:

      a. Lease commitment

      The Company leases its office and manufacturing facility under an operating lease which expires in 2001. The lease provides for additional rental payments based upon a pro rate share of real estate taxes and certain other expenses and has a renewal option for one five-year period. Rental expense was approximately $206,000, $198,000 and $196,000 in 2000, 1999 and 1998,
respectively, and real estate taxes were $38,000, $43,000 and $42,000 in 2000, 1999 and 1998, respectively.

      Future minimum annual rentals are payable as follows:

                   Year Ending
                   December 31,
                   ------------
                        2001          $ 163,000

      b. Retirement plans

      The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan). The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company did not contribute any amounts to the 401(k) plan during 2000, 1999 or 1998.

      c. Employment agreements

      The Company is party to employment agreements with officers which provide for minimum annual salaries. Certain agreements provide for incentive bonuses based on sales goals.

      The aggregate minimum commitment under these agreements are as follows:

                 Year Ending
                December 31,
                ------------
                    2001                      $   160,000
                    2002                          160,000
                    2003                          160,000
                    2004                          160,000
                    2005                          160,000
                 Thereafter                       160,000

11.   Product Sales, Foreign Sales and Sales to Major Customers:

      The Company's sales for each major category of its product line are as follows:

                                                       Years Ended
                                                       December 31,
                                          --------------------------------------
                                             2000          1999          1998
                                          ----------    ----------    ----------

      Crystals and components             $2,953,000    $1,852,719    $1,711,205
      Custom optics                        3,145,956     2,398,681     1,661,597
      Systems and instruments                766,000       926,500     1,201,472
                                          ----------    ----------    ----------

      Total                               $6,864,956    $5,177,900    $4,574,274
                                          ==========    ==========    ==========

      Export sales, primarily to customers in Europe, Asia and Canada, amounted to 38%, 41% and 21% of net product sales in 2000, 1999 and 1998, respectively.

      One foreign customer accounted for 13% and 12% of net product sales in 2000 and 1999, respectively. No foreign customer accounted for more than 10% of net product sales in 1998. Two U.S. customers accounted for 13% and 12%, respectively, of product sales n 2000. No U.S. customers accounted for more than 10% of net product sales in 1999. One U.S. customer accounted for more than 13% of net product sales in 1998. During the years ended December 31, 1999 and 1998, approximately 6% and 4%, respectively of the Company's net product sales were through a foreign agent, in which the principal shareowner has an investment.

12.   Shareowners' Equity:

      a.    Common shares reserved

            Common shares reserved at December 31, 2000, are as follows:

            1991 Stock option plan                            $     393,000
            2000 Stock option plan                                1,500,000
            Warrants                                                 51,675
            Convertible preferred stock                           1,340,000

      b.    Preferred stock

            The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

      In 2000 and 1999, the Company sold 2,100 and 500 shares of Series B and Series A (the "Preferred Stock"), 10% convertible preferred stock at a price of $1,000 per share for proceeds of $2,100,000 and $500,000, respectively. As described in the Private Placement Memorandums, each share of Preferred Stock is convertible, at the option of the holder at any time, into common stock at the rate of $2.50 and $1.00 per share, respectively. Dividends on outstanding preferred stock are payable in common stock at the rate of $2.50 and $1.00 per share, respectively.

      The Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareowners of the Company.

      For the year ended December 31, 2000, the Company paid a stock dividend of $50,000.

      c.    Stock options

            (i) The Company has adopted two stock option plans which provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under these plans in the aggregate, options to purchase no more than 2,000,000 shares of common stock may be granted, at a price which may not be less than the fair market value per share.

                  Under the 1991 Stock Option Plan the Company may grant options to purchase up to 500,000 shares of Common Stock to its officers, key employees and other who render services to the Company. The 1991 Stock Option Plan expires in December 2001.

                  At the annual meeting of shareowners held on August 14, 2000, shareowners approved the adoption of the 2000 Equity Compensation Program, which provides for the issuance of options to purchase up to 1,500,000 shares of Common Stock. The Equity Compensation Program authorizes the issuance of incentive stock options. The 2000 equity compensation plan expires in August 2010.

      A summary of the status of the Company's program as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                                                      Years Ended
                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                               2000                       1999                       1998
                                    -------------------------  -------------------------  -------------------------

                                                   Weighted                    Weighted                   Weighted
                                                    Average                     Average                    Average
                                                   Exercise                    Exercise                   Exercise
           Fixed Stock Options          Share        Price         Shares        Price        Shares        Price
           -------------------      ------------  -----------  ------------  -----------  -------------  ----------
           Outstanding,
              beginning of year          358,500    $  1.02         189,000     $ 1.05          202,500   $  1.04
           Granted                       514,000       2.40         207,500       1.00            9,500      1.00
           Exercised                    (107,000)      1.00              --         --               --        --
           Expired                            --         --              --         --           (1,250)     1.00
           Forfeited                     (36,000)      1.13         (38,000)      1.00          (21,750)     1.00
                                      ----------                 ----------                  ----------
           Outstanding,
              end of year                729,500       1.96         358,500       1.02          189,000      1.05
                                      ==========                 ==========                  ==========
           Options exercisable,
              end of year                175,625       1.32         102,875       1.08           87,000      1.10
                                      ==========                 ==========                  ==========

           Weighted-average
              fair values of options
              granted during year                      2.40                        .28                        .41

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                              Options Outstanding                  Options Exercisable
                           -----------------------------------------------  --------------------------
                                                Weighted
                                                 Average        Weighted                     Weighted
                                                Remaining        Average                      Average
            Range of           Number          Contractual      Exercise        Number       Exercise
        Exercise Price       Outstanding          Life            Price       Outstanding      Price
        --------------     ---------------  ----------------  ------------  -------------  -----------
        $1.00 - $5.00           729,500         8.64 yrs.         $ 1.96        175,625       $  1.32

            (ii) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of FASB 123, the Company's net income (loss) and net income (loss) per share applicable to common shareowners would have changed to the following pro forma amounts:

                                                    Years Ended
                                                    December 31,
                                     ----------------------------------------
                                        2000           1999          1998
                                     -----------    -----------   -----------
         Net income (loss):
           As reported               $   657,870    $    21,789   $  (631,768)
           Pro forma                     209,056         18,842      (631,768)

         Income (loss) per share:
           Basic:
             As reported             $       .14    $       .01   $      (.30)
             Pro forma                       .11            .01          (.30)

           Diluted:
             As reported             $       .12    $       .01   $      (.30)
             Pro forma                       .09            .01          (.30)

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2000, 1999 and 1998:

                                                       Years Ended
                                                       December 31,
                                           ------------------------------------
                                            2000           1999           1998
                                           ------         ------         ------

         Dividend yield                      0.00%          0.00%          0.00%
         Volatility                        237.00%        154.00%        250.00%
         Risk-free interest rate              6.0%          5.50%          5.71%
         Expected life                    10 years       10 years       10 years

      d.    Warrants

            At December 31, 2000, the Company had outstanding 26,675 common stock warrants exercisable at $1.50, and 25,000 exercisable at $.69.

      e.    Income per common share

            A reconciliation of income from continuing operations and basic to diluted share amounts is presented below.

                                                                      Years Ended
                                                                      December 31,
                                   -----------------------------------------------------------------------------------
                                             2000                        1999                          1998
                                   -------------------------    -------------------------    -------------------------
                                                    Average                     Average                       Average
                                     Income         Shares        Income         Shares         Loss           Shares
                                   ----------     ----------    ----------     ----------    ----------     ----------
         Income (loss)
            before preferred
            dividends              $  707,869                   $   21,789                   $ (631,768)
         Less: preferred
            stock dividends           (50,000)                          --                           --
                                   ----------                   ----------                    ---------
         Basic:
            Available to common
              shareholders            657,869      4,563,350        21,789      4,096,078      (631,768)     2,119,609
            Dilutive effect of
              convertible
              preferred stock
              and stock options        50,000      1,045,163            --             --            --             --
                                   ----------     ----------    ----------     ----------    ----------     ----------
         Diluted:
            Available to common
              shareowners and
              assumed
              conversions          $  707,869      5,608,513    $   21,789      4,096,078    $ (631,768)     2,119,609
                                   ==========     ==========    ==========     ==========    ==========     ==========

13.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

      Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2000 approximates fair value.

14.    Quarterly Data:  (Unaudited)

       Summary quarterly results were as follows:

       Year 2000                           First            Second           Third            Fourth
       ------------------------------------------------------------------------------------------------
       Net product sales                 $ 1,099,200      $ 1,481,960      $ 1,736,144      $ 2,547,652
       Contract R & D sales                  359,497          255,458          226,137          203,919
       Gross profit - product sales          518,934          610,239        1,006,077          976,733
       Gross profit - contract R & D         117,232          (41,197)         (90,144)        (129,527)
       Net income                             11,555            2,819          533,059          110,436
       Net income per share - Basic (a)         0.01             0.01             0.12             0.02
       Net income per share - Diluted (a)       0.01             0.01             0.10             0.02

       Year 1999                            First            Second          Third             Fourth
       ------------------------------------------------------------------------------------------------
       Net product sales                 $ 1,415,620      $ 1,384,416      $ 1,118,110      $ 1,259,754
       Contract R & D sales                  249,857          314,346          234,039          229,950
       Gross profit - product sales          368,062          358,850          290,709          592,204
       Gross profit - contract R & D         (12,885)          11,998           19,078           16,488
       Net income (loss)                     (44,592)         (78,566)        (159,700)         304,647
       Net (loss) income per share -
         Basic (a)                             (0.01)           (0.02)           (0.04)            0.07
       Net (loss) income per share -
         Diluted (b)                           (0.01)           (0.02)           (0.04)            0.07

(a) Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.