Form 10-Q
period 2001-03-31
INRAD INC
filed 2001-05-07
CIK 719494

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2001
                              --------------------------------------------------
                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              ------------------------------

Commission file number              0-11668
                      ----------------------------------------------------------

                                  INRAD, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEW JERSEY                                22-2003247
---------------------------------------------    ---------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                       Identification Number)

                   181 LEGRAND AVENUE, NORTHVALE, NJ  07647
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

Yes    X    No
    ------    -------

            Common shares of stock outstanding as of March 31, 2001:

                                4,997,300 SHARES

                                   INRAD, INC.

                                      INDEX





                                                                     PAGE NUMBER
                                                                     -----------


PART I.  FINANCIAL INFORMATION..........................................1

   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 2000, (unaudited)
            and December 31, 2000.......................................1

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2001 and 2000 (unaudited)............2

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000 (unaudited)............3

            Notes to Consolidated Financial Statements..................4


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................5

            Changes in Securities and Use of Proceeds...................6



PART II. OTHER INFORMATION..............................................7

   Item 6.  Exhibits and Reports on Form 8-K............................7



SIGNATURES..............................................................8

                          PART I. FINANCIAL INFORMATION

                                   INRAD, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,      DECEMBER 31,
                                                                       2001           2000*
                                                                       ----           ----
                                                                    UNAUDITED
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 1,416,056    $ 2,233,878
   Accounts receivable, net                                           1,452,153      1,237,050
   Inventories                                                        1,877,191      1,762,689
   Unbilled contract costs                                              561,481        524,103
   Deferred income taxes                                                100,000              0
   Other current assets                                                 147,489         62,307
                                                                    -----------    -----------
      TOTAL CURRENT ASSETS                                            5,554,370      5,820,027
                                                                    -----------    -----------
PLANT AND EQUIPMENT,
   Plant and equipment at cost                                        7,070,557      6,555,913
   Less: Accumulated depreciation
   and amortization                                                  (5,217,196)    (5,149,518)
                                                                    -----------    -----------
   Total plant and equipment                                          1,853,361      1,406,395
PRECIOUS METALS                                                         307,265        307,265
OTHER ASSETS                                                            426,413        296,068
                                                                    -----------    -----------
      TOTAL ASSETS                                                  $ 8,141,409    $ 7,829,755
                                                                    -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $ 1,033,159    $ 1,017,320
   Current obligations under capital leases                             133,024         97,596
                                                                    -----------    -----------
            TOTAL CURRENT LIABILITIES                                 1,166,183      1,114,916
CAPITAL LEASE OBLIGATIONS                                               270,280        326,059
                                                                    -----------    -----------
      TOTAL LIABILITIES                                               1,436,463      1,440,975
                                                                    -----------    -----------
SHAREHOLDERS' EQUITY:

   10% Convertible preferred stock, Series A,
    no par value; 500 shares issued and outstanding, respectively       500,000        500,000
   10% Convertible preferred stock, Series B, no par value;
    2100 shares issued and outstanding, respectively                  2,100,000      2,100,000
   Common stock: $.01 par value; 5,001,900 shares issued at
        March 31, 2001 and 4,957,678 at December 31, 2000                50,019         49,577
   Capital in excess of par value                                     9,143,344      9,084,898
   Accumulated deficit                                               (4,859,467)    (5,110,745)
                                                                    -----------    -----------
                                                                      6,933,896      6,623,730
      Subscription receivable                                          (214,000)      (220,000)
   Less - Common stock in treasury,
     at cost (4,600 shares at March 31, 2001 and
     at December 31, 2000)                                              (14,950)       (14,950)
                                                                    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                      6,704,946      6,388,780
                                                                    -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 8,141,409    $ 7,829,755
                                                                    -----------    -----------


* Derived from Audited Financial Statements


                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                                  2001         2000
                                                  ----         ----

REVENUES:
  Product sales                                $2,351,270   $ 1,099,200
  Contract R & D                                   37,378       359,497
                                               ----------    ----------

Total Revenue                                   2,388,648     1,458,697
                                               ----------    ----------

COST AND EXPENSES:
  Cost of goods sold                            1,508,512       580,266
  Contract R & D expenses                          56,803       242,265
  Selling, general & administrative expenses      639,403
                                                                452,110
  Internal R & D expenses                          29,402       169,478
                                               ----------    ----------
Total Cost and Expenses                         2,234,120     1,444,119
                                               ----------    ----------

OPERATING PROFIT                                  154,528        14,578

OTHER INCOME (EXPENSE):
Interest expense                                        0        (7,049)
  Interest & other income, net                     -3,250         4,026
                                                             ----------

NET INCOME BEFORE INCOME TAX BENEFIT              151,278        11,555

Income tax benefit                                100,000             0
                                               ----------    ----------

Net income                                        251,278        11,555

ACCUMULATED DEFICIT, BEGINNING OF PERIOD       (5,110,745)   (5,768,614)
                                               ----------    ----------

ACCUMULATED DEFICIT, END OF PERIOD            $(4,859,467)  $(5,757,059)
                                               ==========    ==========

NET INCOME PER COMMON SHARE- BASIC                   0.05          0.01
                                               ==========    ==========

NET INCOME PER COMMON SHARE- DILUTED                 0.04          0.01
                                               ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC      4,966,389     4,127,345
                                               ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING- DILUTED    6,524,677     4,127,345
                                               ==========    ==========


                 See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                               2001             2000
                                                               ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   251,278    $    11,555
                                                            -----------    -----------

ADJUSTMENTS TO RECONCILE NET INCOME

TO CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                               67,678         63,819
     Provision for bad debts                                    (20,643)             0
     Deferred income taxes                                     (100,000)             0

   CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                                       (194,640)       (13,296)
Inventories                                                    (114,502)      (199,327)
     Unbilled contract costs                                    (37,378)       245,184
     Other current assets                                       (85,182)        (4,033)
     Other assets                                               108,155         (3,146)
     Accounts payable and accrued liabilities                    51,267        211,282
Advances from customers                                               0       (141,552)
     Other current liabilities                                        0         15,927
                                                            -----------    -----------

      Total adjustments                                        (325,065)       174,858
                                                            -----------    -----------

      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (73,787)       186,413
                                                            -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Deposits on capital commitments                           (238,500)             0
     Capital expenditures                                      (514,644)       (95,951)
                                                            -----------    -----------

      NET CASH USED IN INVESTING ACTIVITIES                    (753,144)       (95,951)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants and options              58,888              0
     Proceeds form issuance of preferred stock                    6,000              0
     Principal payments of capital lease obligations            (55,779)             0
                                                            -----------    -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                   9,109              0
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (817,822)        90,462

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,233,878        377,169
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,416,056    $   467,631
                                                            ===========    ===========


                See Notes to Consolidated Financial Statements.

                                   INRAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended and notes thereto included in the Company's report on Form 10-K, filed with the Securities and Exchange Commission.


INVENTORY VALUATION

For the periods ended March 31, 2001 and March 31, 2000, inventories are valued on a lower of cost (first-in-first-out basis) or market basis (net realizable value). Work In Process inventory for the period is stated at actual cost, not in excess of estimated realizable value.


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


NET INCOME PER SHARE

Basic and diluted net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due especially to the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first three months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission in March 2001.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.


RESULTS OF OPERATIONS


TOTAL REVENUES

Total sales for the three months ended March 31, 2001 were $2,389,000 as compared with total sales of $1,459,000 for the first three months of 2000; up 64%.


PRODUCT SALES

Product sales for the first quarter were $2,351,000 as compared with $1,099,000 for the same period last year, up 114%. Sales were higher compared to the same period last year due to the higher backlog at the beginning of this year and continued strong bookings during the quarter.

Product backlog on March 31, 2001 increased $109,000 to $3,557,000 compared with $3,448,000 on December 31, 2000 and $1,946,000 on March 31, 2000.

Product bookings for the quarter were $2,486,000 vs. $1,609,000 for the same period last year; up 55%.

The quarter was characterized by strong order intake in our Custom Optics and Systems segments and stronger than planned shipments in our Systems and Crystals and Components segments.


COST OF GOODS SOLD

For the three-month period ended March 31, 2001, the cost of goods sold as a percentage of product revenues was 64.2%. For the full year 2000, the actual cost of good sold percentage was 54.5%. Inventory costs for the quarter were determined by physical inventory, adjusted to net realizable value.

The increase in cost of goods sold in comparison to 2000 was anticipated, resulting from investments in management and engineering personnel required for process re-engineering, manufacturing systems implementation, and infrastructure that will support the Company's growth plans.

CONTRACT RESEARCH AND DEVELOPMENT

Contract research and development revenues were $37,000 for the three months ended March 31, 2001, compared to $359,000 for the three months ended March 31, 2000. The March 31, 2000 revenues included a one-time adjustment for under-absorbed overhead costs of $130,000. The decrease in R&D revenue year to year is due to lower opening backlog of R&D contracts this year, resulting from the winding down of contract programs. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 2001 were $57,000 compared to $242,000 for the comparable 2000 quarter. The Company's backlog of contract R&D showed a net increase to $243,000 on March 31, 2001, compared with $210,000 on December 31, 2000 as a result of the award of a new Small Business Innovative Research contract award from NASA relating to characterization of non-linear optical crystals utilized at high average power in laser systems operating in the ultra-violet region of the electro-magnetic spectrum. Backlog on March 31, 2000 was $730,000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $639,000 in the first quarter of 2001 compared to $452,000 in the same period in the prior year. The expenses increased due to increases in personnel, trade show and advertising costs and a lower amount of total costs allocated to Contract Research & Development activities this year due to lower sales in that category.


INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended March 31, 2001 were $29,000 compared to $169,000 for the quarter ended March 31, 2000. Contributing to the decreased costs was a $35,000 cost subsidy from an OEM customer to be used to offset process development costs for a product of special interest to that customer.

The higher costs in the same period a year ago were largely due to costs of the development of an Optical Parametric Oscillator prototype operating in the infrared wave band, curtailed last year. That technology was sold during the third quarter of 2000.


OPERATING INCOME

Operating income for the period ending March 31, 2001 was $155,000 as compared with $15,000 for the same period last year reflecting increased profits due to increased sales volume.


FEDERAL DEFERRED TAX BENEFIT

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2000, the Company had a net deferred tax asset of approximately $2,100,000, the primary component of which was its significant net operating loss carry forward. Through December 31, 2000, the Company had established a valuation allowance to fully offset this deferred tax asset in the event that the tax asset will not be realized in the future. Management has determined that future income projections mitigate the need for a full valuation allowance. As such, a portion of the allowance has been reduced.

During the quarter ended March 31, 2001 the $100,000 change in the deferred tax asset represents the effect of recognizing a portion of the deferred tax benefit that was not recoverable in prior years due to the Company's accounting loss carryforward position.


NET INCOME

Net income for the period ending March 31, 2001 was $251,000 as compared with $12,000 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2001 a warrant holder exercised 26,675 warrants at a price of $1.50 per share and received 26,675 shares of the Company's common stock.

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2001 and 2000 were $515,000 and $96,000, respectively. Capital expenditures for all of 2000 were $582,000. The increase reflects implementation by the Company of its strategic plan to modernize, expand, and strengthen its plant, equipment, and manufacturing operations. This calls for major investments in new equipment and facilities in order to attain preeminence in the field of crystal components and custom precision optics manufacturing and attain the Company's objectives of growth in shareholder value. As long as cash flows from operations are adequate and/or other financing terms can be arranged, management will continue to make investments in capital acquisitions to insure that the Company maintains a competitive edge in the markets that it serves.

During the three month period ended March 31, 2001 and for the prior fiscal year the Company generated a profit. Cash outflows during these periods have additionally been funded from the proceeds of issuance of preferred stock to shareowners, as further described in the Company's most recent Annual Report, Form 10-K, and conversion of certain warrants and exercise of stock options. The Company's future liquidity is dependent upon its ability to continue to generate adequate cash flow from operations, and to raise financial capital to fund its capital expansion plans. The current quarter yielded negative cash flow from operations in the amount of $ 74,000. This resulted primarily from the payout of incentive bonuses to all employees, earned under the terms of its 2000 Performance Sharing Program and based on attainment of certain financial performance targets in 2000, and from increases in working capital requirements for accounts receivable and inventory due to increases in manufacturing volume.

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




                              INRAD, INC.


                              By:    /s/ Daniel Lehrfeld
                                    ------------------------------
                                    DANIEL LEHRFELD
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER




                              By:   /s/ William S. Miraglia
                                    ------------------------------
                                    WILLIAM S. MIRAGLIA
                                    CHIEF FINANCIAL OFFICER




Date: May 1, 2001