Form 10-Q
period 2001-06-30
INRAD INC
filed 2001-08-14
CIK 719494

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001
                               -------------------------------------------------

                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________

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

Yes |X| No |_|

             Common shares of stock outstanding as of June 30, 2001:

                                    5,101,003

                                   INRAD, INC.

                                      INDEX

                                                                                  Page Number
                                                                                  -----------
PART I.    FINANCIAL INFORMATION....................................................... 1

             Item 1. Financial Statements:

                     Consolidated Balance Sheets as of June 30, 2001, (unaudited)
                     and December 31, 2000............................................. 1

                     Consolidated Statements of Operations for the three and Six
                     Months Ended June 30, 2001 and 2000 (unaudited)................... 2

                     Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 2001 and 2000 (unaudited)................... 3

                     Notes to Consolidated Financial Statements........................ 4

             Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations......................................... 5

                     Liquidity and capital resources .................................. 7

PART II.   OTHER INFORMATION........................................................... 8

             Item 6. Exhibits and Reports on Form 8-K.................................. 8

SIGNATURES ............................................................................ 9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INRAD, Inc.
                           Consolidated Balance Sheets

                                                                       JUNE 30,        DECEMBER 31,
                                                                         2001              2000*
                                                                         ----              -----
                                                                      UNAUDITED
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $ 1,151,171      $ 2,233,878
    Accounts receivable, net                                            1,457,098        1,237,050
    Inventories                                                         1,893,304        1,762,689
    Unbilled contract costs                                               514,959          524,103
    Deferred taxes                                                        100,000                0
    Other current assets                                                  190,349           62,307
                                                                      -----------      -----------
         TOTAL CURRENT ASSETS                                           5,306,881        5,820,027
                                                                      -----------      -----------
PLANT AND EQUIPMENT,
    Plant and equipment at cost                                         7,649,913        6,555,913
    Less: Accumulated depreciation
    and amortization                                                   (5,309,819)      (5,149,518)
                                                                      -----------      -----------
    Total plant and equipment                                           2,340,094        1,406,395
PRECIOUS METALS                                                           307,265          307,265
OTHER ASSETS                                                              426,597          296,068
                                                                      -----------      -----------
         TOTAL ASSETS                                                 $ 8,380,837      $ 7,829,755
                                                                      ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                              894,605        1,017,320
    Current obligations under capital leases                              133,024           97,596
                                                                      -----------      -----------
         TOTAL CURRENT LIABILITIES                                      1,027,629        1,114,916
CAPITAL LEASE OBLIGATIONS                                                 246,179          326,059
                                                                      -----------      -----------
         TOTAL LIABILITIES                                              1,273,808        1,440,975
                                                                      -----------      -----------
SHAREHOLDERS' EQUITY:
    10% convertible preferred stock, Series A no par value;
         500 shares issued and outstanding respectively                   500,000          500,000

    10% convertible preferred stock, Series B no par value;
         2,100 shares issued and outstanding respectively               2,100,000        2,100,000

Common stock: $.01 par value; 15,000,000 authorized 5,105,603
shares issued at June 30, 2001 and 4,957,678 at December 31, 2000          51,056           49,577
    Capital in excess of par value                                      9,309,556        9,084,898
    Accumulated deficit                                                (4,838,633)      (5,110,745)
                                                                      -----------      -----------
                                                                        7,121,979        6,623,730
    Subscription receivable                                                     0         (220,000)
    Less - Common stock in treasury,
       at cost (4,600 shares respectively)                                (14,950)         (14,950)
                                                                      -----------      -----------
         TOTAL SHAREHOLDERS' EQUITY                                     7,107,029        6,388,780
                                                                      -----------      -----------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 8,380,837      $ 7,829,755
                                                                      ===========      ===========

*     Derived from Audited Financial Statements

                 See Notes to Consolidated Financial Statements.

                                   INRAD, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                   --------------------------         ------------------------

                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----
REVENUES:
   Product sales                                  $ 2,323,713      $ 1,481,960      $ 4,674,983      $ 2,581,160
   Contract R & D                                      10,000          255,458           47,378          614,955
                                                  -----------      -----------      -----------      -----------

Total Revenue                                       2,333,713        1,737,418        4,722,361        3,196,115
                                                  -----------      -----------      -----------      -----------

COST AND EXPENSES:
   Cost of goods sold                               1,528,295          871,721        3,036,808        1,451,987
   Contract R & D expenses                              3,609          296,655           60,412          538,921
   Selling, general & administrative expenses         596,484          452,717        1,235,887          904,827
   Internal R & D expenses                             71,545          112,586          100,947          282,064
                                                  -----------      -----------      -----------      -----------
Total Cost and Expenses                             2,199,933        1,733,679        4,434,054        3,177,799
                                                  -----------      -----------      -----------      -----------

OPERATING PROFIT (LOSS)                               133,780            3,739          288,307           18,316

OTHER INCOME (EXPENSE):
   Interest expense                                   (18,583)          (4,374)         (18,582)         (11,423)
   Interest & other income, net                        60,637            3,453           57,387            7,481
                                                  -----------      -----------      -----------      -----------

NET INCOME BEFORE INCOME TAX
BENEFIT AND PREFERRED STOCK DIVIDENDS                 175,834            2,818          327,112           14,374

INCOME TAX BENEFIT                                          0                0          100,000                0

Preferred stock dividends                            (155,000)               0         (155,000)               0
                                                  -----------      -----------      -----------      -----------

NET INCOME APPLICABLE TO
common shareholders                               $    20,834      $     2,818      $   272,112      $    14,374
                                                  ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                         .01              .01              .05              .01
                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,998,980        4,157,769        4,985,006        4,157,769
                                                  ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                                                             PREFERRED STOCK            PREFERRED STOCK
                                                   COMMON STOCK                 (SERIES A)                 (SERIES B)
                                                   ------------                 ----------                 ----------

                                                 SHARES      AMOUNT         SHARES     AMOUNT          SHARES       AMOUNT
                                               ---------     -------        ------    --------         ------     ----------
Balance, December 31, 1999                     4,100,678      41,007          500      500,000             --             --
Issuance of Preferred Stock                           --          --           --           --          2,100      2,100,000
Exercise of Options                              107,000       1,070           --           --             --             --
Exercise of Warrants                             420,000       4,200           --           --             --             --
Common Stock Issued on Conversion of Debt        280,000       2,800           --           --             --             --
Dividend on Preferred Stock                       50,000         500           --           --             --             --
Net income for the year                               --          --           --           --             --             --
                                               ---------     -------          ---     --------          -----     ----------

Balance, December 31, 2000                     4,957,678     $49,577          500     $500,000          2,100     $2,100,000
Exercise of Options                               29,300         293           --           --             --             --
Exercise of Warrants                              26,675         266           --           --             --             --
Dividend on Preferred Stock                       92,000         920           --           --             --             --
Issuance of Preferred Stock                           --          --           --           --             --             --
                                               ---------     -------          ---     --------          -----     ----------
Net income for the year
                                               5,105,653     $51,056          500     $500,000          2,100     $2,100,000

Balance, June 30, 2001

                                               CAPITAL IN                      SUBSCRIPTION     TREASURY
                                                EXCESS OF         DEFICIT       RECEIVABLE        STOCK
                                                PAR VALUE

                                               -----------      -----------    ------------     ---------
Balance, December 31, 1999                       8,237,718       (5,768,614)            --       (14,950)
Issuance of Preferred Stock                             --               --       (220,000)           --
Exercise of Options                                 68,430               --             --            --
Exercise of Warrants                               382,050               --             --            --
Common Stock Issued on Conversion of Debt          347,200               --             --            --
Dividend on Preferred Stock                         49,500          (50,000)            --            --
Net income for the year                                 --          707,869             --            --
                                               -----------      -----------      ---------      --------

Balance, December 31, 2000                     $ 9,084,898      $(5,110,745)     $(220,000)     $(14,950)
Exercise of Options                                 30,833                              --            --
Exercise of Warrants                                39,745                              --            --
Dividend on Preferred Stock                        154,080         (155,000)            --            --
Issuance of Preferred Stock                             --                         220,000            --
Net income for the year                                             427,112
                                               -----------      -----------      ---------      --------

Balance, June 30, 2001                           9,309,556       (4,838,633)             0       (14,950)

                 See notes to consolidated financial statements

                                   INRAD, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                 ------------------------

                                                                    2001           2000
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $   427,112      $  14,374
                                                                -----------      ---------

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Depreciation and amortization                               160,301        127,638
        Deferred taxes                                             (100,000)             0
        Provision for bad debts                                        (463)             0
        CHANGES IN ASSETS AND LIABILITIES:
        Accounts receivable                                        (219,585)       (84,919)
        Inventories                                                (130,615)      (319,596)
        Unbilled contract costs                                       9,144        (46,919)
        Other current assets                                       (128,042)         7,435
        Precious metals                                                   0           (869)
        Other assets                                                113,208        (28,986)
        Accounts payable and accrued liabilities                    (87,286)       149,331
        Other current liabilities                                         0          3,304
                                                                -----------      ---------
        Total adjustments                                          (383,338)      (193,583)
                                                                -----------      ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          43,774       (179,209)
                                                                -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Deposits on capital commitments                            (243,737)             0
        Capital expenditures                                     (1,094,000)      (198,440)
                                                                -----------      ---------

         NET CASH USED IN INVESTING ACTIVITIES                   (1,337,737)      (198,440)
                                                                -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of warrants and options               71,137        319,875
        Proceeds from issuance of preferred stock                   220,000              0
        Principal payments of capital lease obligations             (79,880)             0
                                                                -----------      ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                  211,257        319,875
                                                                -----------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,082,706)       (57,774)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,233,878        377,169
                                                                -----------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,151,172      $ 319,395
                                                                ===========      =========

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

Inventory Valuation

For the periods ended June 30, 2001 and June 30, 2000, inventories are valued on a lower of cost (first-in-first-out basis) or market basis (net realizable value). Work In Process inventory for the period is stated at actual cost, not in excess of estimated realizable value.

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

Net Income Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2- EXERCISE OF WARRANTS

On Feb 15, 2001 26,675 warrants were exercised and 26,675 of shares of INRAD, Inc. was issued for capital received of $40,013.

NOTE 3 PREFERRED STOCK

The Company received the balance of the subscription receivable for its Series B, 10% preferred stock. Capital received in this transaction was $220,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995. Actual results may vary from these forward-looking statements due to the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, inability to maintain customer relationships and/or add new customers, or other inability to operate with a positive cash flow. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first six months may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors, which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission in March 2001.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Product Sales

Product sales for the second quarter of 2001 were $2,324,000 vs. $1,482,000 for the second quarter of 2000, an increase of 57%. Sales for the first half of FY 2001 totaled $4,675,000 vs. $2,581,000 for the first half of 2000, up 81%.
Product sales were higher in this year's first half due to record backlog at the beginning of the fiscal year coupled with continued strong orders through the first quarter of the year.

Product bookings for the quarter were $1,279,000 vs. $1,758,000 for the same period last year, down 27%. Product bookings for the first half of the year were $3,765,000 vs. $3,367,000 for the same period in 2000. The book-to-bill ratio for the first half was .81 vs. 1.3 for the first half of 2000. The decrease in new orders and in the book to bill ratio as compared with the prior year reflects adverse economic conditions currently affecting capital spending in the semiconductor inspection and telecommunications sectors of the Photonics industry. Softness in new order releases from OEM customers in these industry sectors is responsible for the sharp decline in new orders. Industry forecasts anticipate a continuation of these adverse conditions in these sectors through the balance of 2001, and possibly beyond.

Backlog at June 30, 2001 was $2,540,000 compared to $3,448,000 on December 31, 2000 and $2,272,000 on June 30, 2000.

Cost of Goods Sold

For the six-month period ended June 30, 2001, the cost of goods sold as a percentage of product revenues was 64.9%. For the full year 2000, the actual cost of good sold percentage was 54.5%. Inventory costs for the year were determined by physical inventory, adjusted to net realizable value.

The increase in cost of goods sold in comparison to 2000 was anticipated, resulting from investments in management and engineering personnel required for process re-engineering, manufacturing systems implementation, and infrastructure that will support the Company's growth plans.

Contract Research and Development

Contract research and development revenues were $47,000 for the six months ended June 30, 2001, compared to $615,000 for the six months ended June 30, 2000. Related contract research and development expenditures, including allocated indirect costs, for the six months ended June 30, 2001 were $60,000 compared to $539,000 for the comparable period in 2000. Revenues for the second quarter were $10,000 compared to $255,000 in the second quarter of 2000. The decrease in R&D revenue year to year is due to lower opening backlog of R&D contracts this year, resulting from the winding down of contract programs. The Company's backlog of contract R&D was $227,000 at June 30, 2001, compared with $210,000 at December 31, 2000 and $494,000 at June 30, 2000 The Company's backlog of contract R&D showed a net increase compared to the previous year end as a result of the award of a new Small Business Innovative Research contract award from NASA relating to characterization of non-linear optical crystals utilized at high average power in laser systems operating in the ultra-violet region of the electro-magnetic spectrum. The Company expects to continue to focus its future efforts on technology programs closely aligned with its core business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current six-month period were $1,275,000 vs. $905,000 for the same period in the prior year. Second quarter expenses were $618,000 for the current year vs. $453,000 for the second quarter of FY 2000. The expenses increased due to increases in personnel, trade show and advertising costs and a lower amount of total costs allocated to Contract Research & Development activities this year due to lower sales in that category.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2001 were $71,000 compared to $113,000 for the quarter ended June 30, 2000. IR&D expenditures for the first half of 2001 were $101,000 compared with $282,000 in the first half of 2000. The higher costs in the same period a year ago were largely due to costs of the development of an Optical Parametric Oscillator prototype operating in the infrared waveband, curtailed last year. That technology was sold during the third quarter of 2000. In general, the Company is focusing its internal Research and Development efforts in 2001 on a few new products and related manufacturing processes having short development cycles.

Federal Deferred Tax Benefit

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2000, the Company had a net deferred tax asset of approximately $2,100,000, the primary component of which was its significant net operating loss carry forward. Through December 31, 2000, the Company had established a valuation allowance to fully offset this deferred tax asset in the event that the tax asset will not be realized in the future. Management has determined that future income projections mitigate the need for a full valuation allowance. As such, a portion of the allowance was reduced in the 1st quarter.

Other Income/expense

Other income recorded during the quarter includes $44,000 received as a result of the sale of warrants that were issued to the Company at the time of the sale of its OPO technology in the third quarter of FY 2000. The balance of "other income" represents interest income earned.

Net Income

Net income for the six months ended June 30, 2001 was $427,000 compared to $14,000 vs. the same period in FY 2000. Net income for the quarters ending June 30 was $176,000 for FY 2001 and $3,000 for FY 2000.

Income from operations for the first six months was $270,000 in 2001 as compared with $18,000 in 2000. Second quarter operating profit was $115,000 in 2001 and $4,000 in 2000.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by reducing net income by $155,000 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding. Primary earnings per share for the six months ended June 30, 2001 were not calculated because their effect was anti-dilutive.

Liquidity and capital resources

Capital expenditures, including purchases, deposits, and a portion of applicable internal labor and overhead charges, for the six months ended June 30, 2001 and June 30, 2000 were $1,338,000 and $198,000, respectively. Capital expenditures for all of 2000 were $582,000. The increase reflects implementation by the Company of its strategic plan to modernize, expand, and strengthen its plant, equipment, and manufacturing operations. This calls for major investments in new equipment and facilities in order to maintain preeminence in the field of crystal components and custom precision optics manufacturing and attain the Company's objectives of growth in shareholder value. As long as cash flows from operations are adequate and/or other financing means can be arranged, management will continue to make investments in capital acquisitions to insure that the Company maintains a competitive edge in the markets that it serves.

During the six month period ended June 30, 2001 and for the prior fiscal year the Company generated a profit. Cash outflows during these periods have additionally been funded from the proceeds of issuance of preferred stock to shareowners, as further described in the Company's most recent Annual Report, Form 10-K, and conversion of certain warrants and exercise of stock options. The Company's future liquidity is dependent upon its ability to continue to generate adequate cash flow from operations, to finance its working capital needs, and to raise financial capital to fund its capital expansion plans. The current six-month period yielded positive cash flow from operations in the amount of $ 44,000 as compared to a negative cash flow from operations in the first six months of FY 2000. This resulted primarily from the increase in net income, netted against increases in working capital requirements for accounts receivable and accounts payable resulting from overall increases in production and sales.

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

                                        INRAD, INC.


                                        By: /s/ Daniel Lehrfeld
                                            ------------------------------------
                                            DANIEL LEHRFELD
                                            PRESIDENT AND CHIEF EXECUTIVE
                                            OFFICER


                                        By: /s/ William S. Miraglia
                                            ------------------------------------
                                            WILLIAM S. MIRAGLIA
                                            CHIEF FINANCIAL OFFICER

Date: August 14, 2001