Form 10-Q
period 2001-09-30
INRAD INC
filed 2001-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2001

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________to______________

Commission file number  0-11668

INRAD, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

181 Legrand Avenue, Northvale, NJ  07647

(Address of principal executive offices)

(Zip Code)

(201) 767-1910

(Registrant’s telephone number, including area code)

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

Yes      ☒               No    ☐

Common shares of stock outstanding as of September 30, 2001:

5,126,003 shares

INRAD, Inc.

PART I.     FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

INRAD, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,158,020	$2,233,878
Accounts receivable, net	1,120,152	1,237,050
Inventories	2,431,531	1,762,689
Unbilled contract costs	464,988	524,103
Deferred taxes	100,000	0
Other current assets	158,877	62,307
Total Current Assets	5,433,568	5,820,027
Plant and equipment,
Plant and equipment at cost	8,276,469	6,555,913
Less: Accumulated depreciation and amortization	(5,398,456)	(5,149,518)
Total plant and equipment	2,878,013	1,406,395
Precious metals	309,565	307,265
Other assets	279,288	296,068
Total Assets	$8,900,434	$7,829,755

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	639,645	1,017,320
Short term bank debt	750,000	0
Current obligations under capital leases	133,024	97,596
Total current liabilities	1,522,669	1,114,916
Capital Lease Obligations	228,393	326,059
Total Liabilities	1,751,061	1,440,975
Shareholders' equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 15,000,000 authorized 5,130,603 shares issued at September 30, 2001 and 4,957,678 at December 31, 2000	51,306	49,577
Capital in excess of par value	9,326,494	9,084,898
Accumulated deficit	(4,813,477)	(5,110,745)
	7,164,323	6,623,730
Subscription receivable	0	(220,000)
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	7,149,373	6,388,780
Total Liabilities & Shareholders’ Equity	$8,900,434	$7,829,755

* Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Product sales	$1,583,298	$1,736,144	$6,258,281	$4,317,305
Contract R & D	94,587	226,137	141,965	841,092
Total Revenue	1,677,885	1,962,281	6,400,246	5,158,397

Cost and Expenses:
Cost of goods sold	923,982	730,067	3,960,789	2,182,054
Contract R & D expenses	14,140	316,281	74,552	855,202
Selling, general & administrative expenses	652,310	603,935	1,888,197	1,508,762
Internal R & D expenses	40,780	58,303	141,727	340,367
Total Cost and Expenses	1,631,212	1,708,586	6,065,265	4,886,385

Operating profit	46,274	253,695	334,981	272,012

Other income (expense):
Gain on sale of Tunable IR Laser	0	325,000	0	325,000
Interest expense	(25,937)	(4,374)	(44,519)	(15,797)
Interest & other income, net	4,419	8,738	61,806	16,218

Net income before income tax Benefit and preferred stock dividends	25,156	583,059	352,268	597,433
Income tax benefit	0	0	100,000	0

Preferred stock dividends	0	(50,000)	(155,000)	(50,000)

Net income applicable to common shareholders	$25,156	$533,059	$297,268	$547,433

Net income per common share - basic	0.01	0.12	0.06	0.14

Net income per common share – diluted	0.01	0.09	0.06	0.11

See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

Preferred Stock  (Series A)

Preferred Stock  (Series B)

Capital in excess of par value

Subscription Receivable

Treasury Stock

Common Stock

Deficit

Shares

Amount

Shares

Amount

Shares

Amount

Balance, December 31, 1999	4,100,678	41,007	500	500,000	-	-	8,237,718	(5,768,614)	-	(14,950)

Issuance of Preferred Stock	-	-	-	-	2,100	2,100,000	-	-	(220,000)	-

Exercise of Options	107,000	1,070	-	-	-	-	68,430	-	-	-

Exercise of Warrants	420,000	4,200	-	-	-	-	382,050	-	-	-

Common Stock Issued on Conversion of Debt	280,000	2,800	-	-	-	-	347,200	-	-	-

Dividend on Preferred Stock	50,000	500	-	-	-	-	49,500	(50,000)	-	-

Net income for the year	-	-	-	-	-	-	-	707,869	-	-

Balance, December 31, 2000	4,957,678	$49,577	500	$500,000	2,100	$2,100,000	$9,084,898	$(5,110,745)	$(220,000)	$(14,950)

Exercise of Options	29,300	293	-	-	-	-	30,833		-	-

Exercise of Warrants	26,675	266	-	-	-		39,745		-	-

Dividend on Preferred Stock	92,000	920	-	-	-	-	154,080	(155,000)	-	-

Exercise of Warrants	25,000	250	-	-	-	-	16,938		220,000-	-

Net income for the year								452,268

Balance, June 30, 2001	5,105,653	$51,306	500	$500,000	2,100	$2,100,000	9,326,494	(4,813,477)	0	(14,950)

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30
	2001	2000
Cash flows from operating activities:
Net profit (loss)	$452,268	$597,433
Adjustments to reconcile net loss to cash
Provided (used in) by operating activities:
Depreciation and amortization	248,938	191,457
Deferred taxes	(100,000)	0
Provision for bad debts	(463)	0
Changes in assets and liabilities:
Accounts receivable	117,361	(334,470)
Inventories	(668,842)	(692,379
Unbilled contract costs	59,115	(72,423)
Other current assets	(96,570)	24,520
Precious metals	(2,300)	(869)
Other assets	117,358	(37,746)
Accounts payable and accrued liabilities	(342,246)	493,956
Advances from customers	0	(141,012)
Other current liabilities	0	(987)
Total adjustments	(667,649)	(569,953)
Net cash provided by (used in) operating activities	(215,382)	27,480

Cash flows from investing activities:
Deposits on capital commitments	(100,578)	0
Capital expenditures	(1,720,556)	(372,441)
Net cash used in investing activities	(1,821,134)	(372,441)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	220,000	1,485,000
Proceeds from conversion of derivative securities	88,325	383,876
Proceeds from utilization of credit line	750,000	0
Principal payments of capital leaseobligations	(97,666)	0

Net cash provided by financing activities	960,658	1,868,876

Net increase in cash and cash equivalents	(1,075,858)	1,523,915

Cash and cash equivalents at beginning of period	2,233,878	377,169

Cash and cash equivalents at end of period	$1,158,020	$1,901,084

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

Inventory Valuation

For the periods ended September 30, 2001 and September 30, 2000, inventories are valued on a lower of cost (first-in-first-out basis) or market basis (net realizable value).  Work In Process inventory for the period is stated at actual cost, not in excess of estimated realizable value.

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

Net Income Per Share

Basic and diluted net income per share is computed using the weighted average number of common shares outstanding.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the FY 2001 period calculations because their effect is antidilutive.

NOTE 2- EXERCISE OF WARRANTS

On Feb 15, 2001 26,675 warrants were exercised and 26,675 of shares of INRAD, Inc. was issued for capital received of $40,013.  On September 30, 2001 25,000 warrants were exercised and 25,000 shares of INRAD, Inc. common stock was issued for capital received of  $17,188.

NOTE 3- PROCEEDS FROM CREDIT LINE

During August 2001 the Company utilized its $1,000,000 working capital credit facility.  $750,000 of the total was drawn to insure adequate cash for funding working capital requirements and to meet anticipated requirements for additional purchases of capital assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information contains forward-looking statements, including statements with respect to the revenues to be realized from existing backlog orders and ability to generate sufficient cash flow in the future.  The Company wishes to insure that meaningful cautionary statements accompany any forward-looking statements in order to comply with the terms of the safe harbor provided by the Private Securities Reform Act of 1995.  Actual results may vary from these forward-looking statements due to the following factors: inability to maintain customer relationships and/or add new customers; unforeseen overhead expenses that may adversely affect financial results or other inability to operate with a positive cash flow.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results reported for the first nine months may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors, which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  For more information about the Company, please review the Company’s most recent Form 10-K filed with the Securities & Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Net Product Sales

Product sales for the third quarter of 2001 were $1,583,298 vs. $1,736,140 for the same period in 2000.  Product sales for the first nine months of 2001 were $6,258,281 vs. $4,317,305 in 2000.

Product bookings for the quarter were $1,176,000 vs. $2,281,000 for the same period last year.  Product bookings for the first nine months of 2000 were $4,891,000 vs. $5,648,000 for the same period last year.  The book-to bill ratio for the first nine months of 2001 was .78 vs. 1.32 for the first nine months of 2000.

The decreases in sales and new orders and in the book to bill ratio as compared with the prior year reflects adverse economic conditions affecting capital spending in the semiconductor inspection and telecommunications sectors of the Photonics industry. Following the events of September 11, macro-economic conditions affecting the U.S. economy as a whole have further put adverse pressure on the capital equipment manufacturing sectors. OEM customers have both pushed-out deliveries against open orders and held-off release of new orders, affecting both sales and bookings. Industry forecasts anticipate a continuation of these adverse conditions in these sectors through the balance of 2001, and well into 2002. Strength in component and systems sales to laser system OEM’s and the research community have been strong through the period, mitigating the slowness in other Photonic sectors.

Backlog at September 30, 2001 was $2,108,000 compared to $3,448,000 on December 31, 2000 and $2,776,540 on September 30, 2000.

Cost of Goods Sold

For the nine-month period ended September 30, 2001, the cost of goods sold as a percentage of product revenues is 63.3%.  For the full year 2000, the actual cost of good sold percentage was 54.5%.  Inventory costs for the year were determined by physical inventory, adjusted to net realizable value.

The increase in cost of goods sold in comparison to 2000 was anticipated, resulting from investments in management and engineering personnel required for process re-engineering, manufacturing systems implementation, and infrastructure that will support the Company's growth plans.

Management has taken steps to both control and reduce expenses in step with the decline in revenues, consistent with meeting commitments to customers. Employment has been reduced from 79 to 65, a decline of 18%.

Contract Research and Development

Contract research and development revenues were $141,965 for the nine months ended September 30, 2001, compared to $841,092 for the nine months of last year.  Related contract research and development expenditures, including allocated indirect costs, for the nine months ended September 30, 2001were $74,552 vs. $855,202 for the same period last year.  Contract R&D revenues for the third quarter were $94,587 vs. $226,137 for the same quarter one year ago.

The Company's backlog of contract R&D was $115,000 at September 30, 2001, compared with $210,000 at December 31, 2000 and $494,000 at September 30, 2000.

A $69,883 new first phase R&D contract was the only new booking in this category during the first nine months of 2001. The contract was from NASA and relates to characterization of non-linear optical crystals utilized at high average power in laser systems operating in the ultra-violet region of the electro-magnetic spectrum.   Contract R&D bookings during the first nine months of 2000 were $63,237.

The Company expects to focus its future efforts on internal technology programs closely aligned with it core business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $379,000 or 25%, for the first nine months of 2001 compared with the same period in the prior year. The expenses increased due to increases in trade show and advertising costs and a significantly lower amount of total costs allocated to Contract Research & Development activities this year due to lower sales in that category.

Internal Research and Development Expenses

Research and development expenditures for the quarter ended September 30, 2001 were $41,000 compared to $58,000 for the same quarter last year.  IR&D expenditures for the first nine months of this year were $142,000 vs. $340,367 for the same period last year.

In August of fiscal year 2000 the Company sold its tunable mid-IR laser technology to an instrument systems company, part of the Company’s strategy to concentrate its resources on its core business.  This sale was responsible for curtailment of what had been a large portion of IR&D expenditures in the prior year.

Operating Profit

Operating profit for the three months ended September 30, 2001 was $46,700, compared to 253,700 for the same period last year.  Operating profit for the first nine months of 2001 was $335,000 vs. $272,000 for the first nine months of 2000.

Interest Expense

Interest expense was $44,500 and $15,800 for the nine months ended September 30, 2001 and September 30, 2000, respectively.  Interest expense is greater in 2001 because of the use of the credit line and interest from leases on capital equipment.

Net Income

Net income applicable to common shareholders’ for the nine months ended September 30, 2001 was $297,268, or $0.06 per share basic and fully diluted, vs. $547,400 or $.14 per share basic and $0.11 per share fully diluted for the first nine months of last year.  Earnings per share decreased due to increased preferred shareholder dividends, increases in weighted average common stock outstanding from conversion of convertible debentures in fiscal year 2000, and overall decrease in net earnings.  The net earnings reduction was primarily due to the inclusion of a one-time income benefit of $325,000 from the sale of Tunable IR Laser technology in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures, including purchases, deposits, and a portion of applicable internal labor and overhead charges, for the nine months ended September 30, 2001 and September 30, 2000 were $1,821,134 and $372,441, respectively.  Capital expenditures for all of 2000 were $582,000.  The increase reflects implementation by the Company of its strategic plan to modernize, expand, and strengthen its plant, equipment, and manufacturing operations.  This calls for major investments in new equipment and facilities in order to maintain preeminence in the field of crystal components and custom precision optics manufacturing and attain the Company's objectives of growth in shareholder value.  As long as cash flows from operations are adequate and/or other financing means can be arranged, management will continue to make investments in capital acquisitions to insure that the Company maintains a competitive edge in the markets that it serves.

During the nine month period ended September 30, 2001 and for the prior fiscal year the Company generated a profit.  Cash outflows during these periods have additionally been funded from the proceeds of issuance of preferred stock to shareowners, as further described in the Company’s most recent Annual Report, Form 10-K, and utilization of credit lines to fund current and anticipated working capital requirements and capital expenditures. The Company’s future liquidity is dependent upon its ability to continue to generate adequate cash flow from operations, to finance its working capital needs, and to raise financial capital to fund its capital expansion plans.  The current nine-month period yielded negative cash flow from operations in the amount of $ (216,000) as compared to a positive cash flow from operations of $27,500 in the first nine months of FY 2000.  The negative operating cash flow resulted primarily from increases in working capital requirements for accounts receivable, inventories and accounts payable.

PART II.    OTHER INFORMATION

ITEM 4.          RESULTS OF ANNUAL SHAREHOLDERS’ MEETING

The following proposals were submitted for shareholder approval at the annual shareholders’ meeting held June 6, 2001.  All proposals were ratified by a vote of a majority of the shareholders.

1.                    Election of five directors to serve until the next Annual Shareholders’ meeting.

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

                                                                                INRAD, Inc.

By:	/s/
Daniel Lehrfeld
President, Chief Executive Officer

By:	/s/
William S. Miraglia
Chief Financial Officer

Date:    November 5, 2001