Form 10-K405
period 2001-12-31
INRAD INC
filed 2002-04-01
CIK 719494

10-K

Securities and Exchange Commission

Washington, D.C.  20549

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                             .

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

Common Stock, par value $0.01 Per Share
(Title of class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   .  No  ☐.

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

                Aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates as of February 15, 2001 was approximately $3,885,000

Common shares of stock outstanding as of December 31, 2001:

                                                                                         5,131,053 shares

Documents incorporated by reference: NONE

INRAD, INC.

Note:  Page F-1 follows Page 23.

PART I

Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Items 1, 7, 7A and elsewhere.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Item 1.    Business

                INRAD, Inc., (the “Company” or “INRAD”), incorporated in New Jersey in 1973, develops, manufactures and markets products for use in many Photonics Industry sectors via its four related product categories:  Custom Optics, Crystals and Components, Systems, and Thin Film Services.  Its current customers include leading corporations in the following industries: Commercial Laser Systems, Semiconductor Inspection Equipment, Telecommunications Instruments, Telecommunications Components and Defense Electro-Optics.  The Company’s customers also include researchers at National Laboratories and Universities worldwide.

                INRAD manufactures precision custom optics, crystals, and components.  Glass and crystal substrates are processed using sophisticated manufacturing equipment and techniques to polish and deposit thin films and thereby produce elements used in advanced photonic systems.  In addition, the Company grows crystals with electro-optic, nonlinear, and optical properties for commercial instruments.  The majority of our products are supplied for laser systems, optical inspection systems, and telecommunications measurement instruments.  The balance of the products are used in defense systems and as accessories used by the research community.

Products

                Custom optic manufacturing is a major product area for the Company.  INRAD specializes in high end, precision components.  Because of its specialized capability in the growth and handling of crystal materials, the Company maintains a strong market position in birefringent crystal components, processing materials such as quartz, calcite, lithium niobate, and yttrium vanadate, all of which are widely used in the semiconductor inspection and telecommunications industries.  INRAD has in-house thin film deposition capability and highly developed assembly techniques, thus strengthening our product offering for these sectors.

The Company also grows crystals and finishes them for several applications.  Electro-optic and nonlinear crystals are produced for commercial laser systems.  Several of these same nonlinear crystals are incorporated into devices that are designed and marketed by INRAD as standard products.  The crystal product line also includes materials that have unique transmission and absorption characteristics, enabling them to be used as filters in defense systems.

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

The following table summarizes the Company’s product sales by product categories and contract research and development sales during the past three years:

	Year Ended December 31,
	2001		2000		1999
Category	Sales	%	Sales	%	Sales	%
Crystals and Components	$2,823,256	35	$2,953,000	37	$1,852,719	30
Custom Optics	3,211,793	40	3,145,956	40	2,398,681	38
Systems & Instruments	1,850,988	23	766,000	10	926,500	15
Subtotal	7,886,037	98	6,864,956	87	5,177,900	83
Contract Research & Development	189,168	2	1,045,011	13	1,028,192	17
TOTAL	$8,075,205	100	$7,909,967	100	$6,206,092	100

Products Manufactured by the Company

Custom OEM Optics

The Company produces precision optical components and assemblies for its OEM customers.  The Company is known in the Photonics industry for its expertise in manufacturing polarizing components, either from birefringent crystals or by combining glass substrates and optical thin films.  Custom components include waveplates, both micro waveplates for network components and conventional-size waveplates for telecommunication and optical inspection instruments.  Other birefringent elements include beam displacers, rotators, and phase shift plates.  One high volume polarizing product line consists of Polarizing Beam Splitter (PBS) assemblies for a wide variety of wavelength regions.  The polarizer product area is complemented by a diverse offering of plano elements, including etalons, windows, wedges, and prisms.  The Company’s customers include leading corporations in their industries.  At present, INRAD is continuing to add to its custom optics manufacturing capabilities and capacity under a multi-year upgrade and expansion program begun in 2000.

Optical Coatings

To meet performance requirements, most optical components require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  The Inrad coating facility produces a wide variety of sophisticated coatings on many different substrates for use in its own products, as well as for customers who purchase coated optics manufactured by the Company to their specifications.  Wavelength range coverage includes ultraviolet, visible, and near infrared.

The Company expanded its thin film department in 2000 and 2001 by hiring additional staff, installing state-of-the-art chambers, and upgrading the coating facility.  The company is now able to offer ion-assisted deposition (IAD) coatings as part of its repertoire.  This deposition technique provides higher performance coatings, that are more resistant to laser damage and harsh environmental conditions.  Thus, the Company is better able to serve its laser, optical inspection, and telecommunications customers.  The Company’s infrared coating product line has also been strengthened by the addition of modern equipment, dedicated solely to the mid-IR wavelength region.

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

The Company produces a Harmonic Generator for use with ultra fast lasers having pulsewidths in the femtosecond and picosecond regime.  This product is sold on an OEM basis to manufacturers of ultra fast lasers and to researchers in the scientific community.

The Company markets a line of Autocorrelators that can measure extremely short laser pulses.  Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high-speed electronics, ultra fast lasers and laser diodes for communications.  Since January 2000, a strategic alliance has been in effect with A.P.E. of Berlin, Germany, to market a product line of five Autocorrelators in the U.S., manufactured by A.P.E.

Research and Development

The Company’s research and development activities currently focus on developing new proprietary crystal products and growth processes and on new manufacturing process technologies for optical components.  This combination allows the Company to introduce new products based on crystals, and to enhance its capabilities and productivity in optical component manufacturing.

Company-funded internal research and development expenditures during the years ended December 31, 2001, 2000, and 1999 were $201,603 (2.6% of product sales), $369,463 (5.4% of product sales), and $295,822 (5.7% of net product sales

Contract R&D programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect costs, and, depending on their terms, recovery of general and administrative costs.  The programs range in duration from six to twenty-four months.  All programs are monitored for technical accomplishments and are subject to final audit by the sponsoring government agency or its designated audit agency.  These programs are typically not profitable, but are pursued when the technology to be advanced is in line with the Company’s future product plans.

Contract research and development revenues were $189,168, $1,045,011, and $1,028,192 for the years ended December 31, 2001, 2000 and 1999, respectively.  Related contract R&D expenditures, including allocated indirect costs, were $63,530, $1,188,647, and $993,513.  Revenue in 2001 came principally from activities on Contracts booked in prior years.  Only one new Contract R&D program, valued at $70,000, was booked in 2001.  The decline in Contract R&D revenues in 2001 was expected and is part of a strategic re-focusing by the Company of its resources onto sales of products and non-R&D services.

Markets

In 2001, 2000 and 1999 the Company’s product sales were made to customers in the following market areas:

Market	2001	2000	1999
Laser Systems	33%	31%	32%
Semiconductor	26%	19%	11%
Telecomm	12%	20%	15%
Other	5%	3%	26%
Total Industrial	76%	73%	84%
Government/Defense	11%	17%	14%
Universities & National Laboratories	13%	10%	12%
Total (%)	100%	100%	100%
Total ($)	$7,886,037	$6,864,000	$5,178,000

Export sales, primarily to customers in Europe, the Near East and Japan, amounted to 31.4%, 38.4%, and 41.3% of product sales in 2001, 2000 and 1999, respectively.  One foreign customer accounted for 10.7% of product sales in 2001 and for 13% of product sales in 2000, and another foreign customer accounted for 12% of net product sales in 1999.  One U.S. customer accounted for 17.7% of product sales in 2001, one U.S. customer accounted for over 13% and another for 12.2% of product sales in 2000, and no customer accounted for over 10% of product sales in 1999.

Within the laser industry market sector, the Company views medical and industrial lasers as moderate growth areas, while the growth in the size of the market for scientific lasers appears to be very slow.  2001 was an exceptionally strong year for the Company and its products serving these sectors.  Many of the Company’s crystals and crystal products, such as Q-switches and harmonic generators are sold into our customer’s scientific or niche medical laser product lines.  Therefore, the Company competes for market share to increase its revenue levels for these products, and the Company continues to seek to acquire complementary products to broaden our product lines.  The laser industry as a whole continues to experience steady growth as new applications are demonstrated continuously.  The Company also serves the laser industry as a custom optics supplier and as such continues to find opportunities to increase revenues from the laser industry market sector.

Demand in the semiconductor inspection market for the Company’s products was strong in the first half of 2001, but fell precipitously thereafter as the industry’s cyclic slowdown, which had begun earlier, affected the Company’s customers.  Despite the slowdown in order intake from customers in 2001, shipment of products to this sector grew strongly and reached record levels during 2001.  While industry sources project inventory depletions and growth of new product demand to bring the industry back into an “up” cycle in the second half of 2002, shipments to customers in this sector in 2002 are expected to be flat at best.  Nevertheless, the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for Inrad’s capabilities in precision optics, crystal products, and monochrometers.  The Company is focusing on broadening its capability for these types of components through internal development and through acquisition of complementary capabilities and is qualifying new components for next generation systems.  The full benefits of these efforts are expected to be realized in 2003.

The Company serves two areas within telecommunications: products for network components and products for telecom test instrumentation.  The telecommunications industry market sector experienced a precipitous downturn in 2001, even more dramatic in decline than it was in the preceding ramp up.  This market dynamic created a glut in industry capacity for such components and leaves open questions about which technologies will survive the recessionary period and, consequently, which components will be in high demand when growth resumes.  Inrad’s participation in the telecom instrument market is expected to continue, as these instruments unquestionably use high performance optical components of the type Inrad manufactures.  The Company’s future participation as a supplier to the network component manufacturers will depend upon technology approaches at the time of market recovery.  In the meantime, Inrad has an on-going program to improve manufacturing capabilities and productivity through process re-engineering and acquisition of complementary capabilities.  Such improvements are important to optimizing cost structure in this highly competitive market sector.

The Company is a provider of specialty crystals for defense electro-optical systems, in particular missile warning sensors and systems intended to protect military aircraft.  The Company has relatively light competition for this product line of ultra-violet band-pass filter crystals.  The volume of shipments for these crystals depends on the defense budget and the timing of contracts from the U.S. and foreign governments to the Company’s customers.  As such the revenues are cyclic.  For several years, demand has been diminished, as the next generations of systems proceeded through development.  The expected increase in demand in 2001 was not realized, due to further delay in start of production of a major new system.  That new generation system is now budgeted to receive production funding from the U.S. Department of Defense in 2002.  The Company’s bookings are expected to increase significantly for these products in 2002, with ramp-up in shipments and revenues throughout the year.  Revenues from this source are projected to continue at a historically high rate for four to six years.  The Company also provides custom optics and infrared crystals to the defense industry sector.  Demand for these products is expected to increase in the post-September 11 build-up of smart weapon and security system inventories and specific niche opportunities exist that are a good match with the Company’s expanding capabilities.

The university/national laboratory market sector continues to be an important and steady revenue stream for the Company.

One of the goals for the Company in 2001 was expansion of its thin film deposition capability and capacity.  With an investment in staff, capital equipment, and facilities improvement, the Company now offers ion-assisted deposition (IAD) coatings.  This is a key capability in the Photonics market for an array of applications.  Additionally, the Company now has the capability to serve the defense and industrial laser markets with an expanded infrared coating capability.  The expansion of this capability is part of the Company’s growth plan in which thin film deposition is offered as an outside service as well as serving the needs of our internal optical manufacturing department.  Promotional activities for this service will be launched in 2002.

Long-Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year.  In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

Marketing

The Company markets its products domestically through its own sales staff, supervised by the Vice President - Marketing and Sales.  Independent sales agents are used in countries in major non-US markets, including Canada, Europe, the Near East and Japan.

The current sales staff consists of three degreed professionals plus support personnel.  The Company plans to increase its sales and marketing staff in 2002.

Backlog

The Company’s order backlog as of December 31, 2001 included $1,541,000 of product orders and approximately $89,000 of R&D contracts.  Backlog on December 31, 2000 included $3,448,000 of product orders and approximately $200,000 of contract R&D; On December 31, 1999, the backlog included $1,438,000 of product orders and $1,098,000 of contract R&D.  Most of that contract R&D was scheduled for and was completed in 2000.

The Contract R&D backlog has declined as forecast in keeping with the Company’s strategic refocusing of operations onto greater sales of products and non-R&D services.

Competition

                The Company believes that there are relatively few companies that offer the wide range of products sold by the Company.  However, within each product category, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume run rates.  Many custom optics manufacturers lack inhouse thin film coating capability.  As a result, there are fewer well-rounded competitors in the custom optics arena, but they are equipped with modern facilities and progressive manufacturing methods.  The Company has judiciously deployed capital towards modernizing its facility, and has staffed the manufacturing group with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes, thin-film coating processes, and capacity expansion.  The Company competes on the basis of providing consistently high quality products, establishing strong customer relations, and continuously improving its labor productivity, cost structure, and product cycle times.

Competition for the Company’s systems is limited, but competitors’ products are generally lower priced.  The Company’s systems are considered to be high end and generally offer a combination of features not available elsewhere.  Because of our in-house crystal growth capability, our staff is knowledgeable about matching appropriate crystals to given applications.

For the crystal product area, quality, delivery, and customer service are market drivers.  Many of the Company’s competitors are overseas and can offer significantly reduced pricing for some crystal species.  The Company has been able to retain and grow its customer base by providing the quality and customer service needed by OEM customers.  Oftentimes the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus quality and technical support are considered to be valuable attributes for a crystal supplier by many, but not all, OEM customers.

Although price is the principal factor in certain product categories, the principal means of competition in most product categories are not only price, but also include product design, product performance, quality, delivery, and customer service.  Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

As of December 31, 2001, the Company had 57 full time employees and 1 part time employee.  As of December 31, 2000, the Company had 74 full time employees and 9 part time employees.  As of December 31, 1999, the Company had 57 full-time employees and 5 part-time employees.  The Company provides health, dental, disability and life insurance, a 401(k) plan, as well as sick leave, paid holidays and vacations to its full-time employees and has an incentive pay program covering all employees.  None of its employees are covered by a collective bargaining agreement.  The Company believes that its relations with its employees are good.

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

Additionally, the Company holds United States patents for: a thermal conductivity meter (t-Master), a chemical process involving the use of zeolites for regioselective photochlorination; a composite membrane for the photochemical degradation of organic contaminants in ground water; a chemical process for selective fictionalization of fullerenes; a unique chemical reactor; and zeolite membranes able to effect separations at high temperatures.  In 2000, the Company sold its technology applicable to tunable mid-IR lasers, including a patent, to an instrument systems company

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.

There are no federal regulations nor any unusual state regulations which directly affect the sale of the Company’s products other than those environmental compliance regulations which generally affect companies engaged in manufacturing operations in New Jersey.

Business Risk

a) Many of our customers industries are cyclical.

Our business is significantly dependent on the demand our customers experience for their products.  Many of their end users are in industries that historically have experienced a cyclical demand for their products, including but not limited to semiconductor manufacturing, defense electro-optics systems manufacturing, and telecommunications infrastructure expansion.  Therefore, as a result, demand for our products and our financial results of operations are subject to cyclical fluctuations.

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

We utilize many relatively uncommon materials and compounds to manufacture our products.  Examples include optical grade quartz, specialty optical glasses, scarce natural and manmade crystals, and high purity chemical compounds.  Failure of our suppliers to deliver sufficient quantities of these necessary materials on a timely basis, or to deliver contaminated or inferior quality materials, or to markedly increase their prices could have an adverse effect on our business, despite our efforts to secure long term commitments from our suppliers.  Adverse results might include reducing our ability to meet commitments to our customers, compromising our relationship with our customers, adversely affecting our ability to meet expanding demand for our products, or causing our financial results to deteriorate.

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

In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, and to develop new processes and to improve existing processes.  As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to our business.  There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  Nor can we be sure that we will be successful in acquiring complementary businesses, products, or technologies.  Failure to do so could have a material adverse affect on our ability to grow our business

g) We may not be able to fully protect our intellectual property.

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

h) We may not succeed in our strategy of acquiring complementary businesses or in integrating acquired businesses.

Our business strategy includes expanding our production capacities, our product lines and our market reach through both internal growth and acquisition of complementary businesses.  We may not succeed in finding or completing acquisitions of such businesses, nor can we be assured that we will be able to raise the financial capital needed for the acquisition.  Acquisitions may result in per share financial dilution of our common stock from the issuance of equity securities.  They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations.  Also, acquired businesses may be experiencing operating losses.  Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.  To date, we have had little experience in integrating businesses.

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

Changes in our own or in our suppliers’ manufacturing processes, or the use of defective or contaminated materials by us, could result in an adverse effect on our ability to achieve acceptable manufacturing yields, delivery performance, and product reliability.  To the extent that we do not achieve such yields, delivery performance or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected.  Additionally, our customers may discover defects in our products after the products have been put into service in their systems.  In addition, some of our products are combined by our customers with products from other vendors, which may contain defects, making it difficult and costly to ascertain whose product carries liability.  Any of the foregoing developments could result in increased costs and warranty expenses, loss of customers, diversion of technical resources, legal action by our customers, or damage to the Company’s reputation.

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

Sales to customers in countries other than the United States accounted for approximately 32%, 38% and 41% of revenues during the years ended December 31, 2001, 2000, and 1999, respectively.  We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future.  In particular, although our international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by making us less price-competitive than foreign manufacturers

Item 2.    Properties.

The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006.  The Company has an option to renew the lease for an additional term of five years, and to lease 11,000 square feet of additional adjoining space in the same building commencing in 2002.  The 2001 annual rent was approximately $212,000.  The Company also paid real estate taxes and insurance premiums that total to approximately $39,000 during 2001.  The Company also leases approximately 950 square feet of space at 148 Veterans Drive, Northvale, New Jersey pursuant to a gross lease renewable on a month-to-month basis.

Item 3.    Legal Proceedings.

There are no legal proceedings involving the Company as of the date hereof.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(a)           Market Information

The Company’s common stock, par value $.01 per share, is traded in the OTC Bulletin Board under the symbol INRD.

The following table sets forth the range of closing prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 2000 through the quarter ended December 31, 2001 as reported by the National Association of Securities Dealers NASDAQ System.  Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

	Price
	High	Low
Quarter ended December 31, 2001	1.320	.750
Quarter ended September 30, 2001	4.000	1.320
Quarter ended June 30, 2001	4.750	2.750
Quarter ended March 31, 2001	7.750	3.668
Quarter ended December 31, 2000	9.750	4.250
Quarter ended September 30, 2000	5.000	2.500
Quarter ended June 30, 2000	5.000	1.750
Quarter ended March 31, 2000	9.500	3.000

(b)           Holders

                As of February 15, 2002, there were 650 record owners of the Common Stock.

(c)           Dividends

The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2001, 2000 or 1999.  The Company paid a $155,000 common stock dividend that equated to 92,000 shares of common stock on its Series A and Series B convertible preferred stock in 2001 and a $50,000 common stock dividend, that equated to 50,000 shares of common stock, on its Series A convertible preferred stock during 2000.  Payment of dividends will be at the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

(d)           Recent Sales of Unregistered Securities

In 2000 the Company completed a private sale of securities to accredited investors consisting of affiliated shareowners, qualified private investors, and Company officers.  Under the terms of the offering, the Company issued an aggregate of 2,100 shares of Series B 10% convertible preferred stock at a price of $1,000 per share for proceeds of $2,100,000 of which $220,000 was paid by corporate officers during March 2001.  The Series B, preferred stock is convertible to the Company’s common stock at a price of $2.50 per share of Common (i.e., a 400 for 1 ratio).  This transaction was exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

In 1999 The Company completed a private sale of securities to a shareowner and a debt holder.  Under the terms of the offering, the Company issued an aggregate of 500 shares of Series A 10% convertible preferred stock at a price of $1,000 per share for proceeds of $500,000.  The proceeds were used to retire an outstanding loan.  The Series A preferred stock is convertible to the Company’s common stock at a price of $1.00 per share (i.e., a ration of 1000 for 1 ratio).  This transaction was exempt from registration as an exempt private placement pursuant to section 4(2) of the Securities Act.

Item 6.    Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or For the Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues	$8,075,205	$7,909,967	$6,206,092	$5,350,868	$5,419,429
Net Profit (Loss)	43,634	707,869	21,789	(631,768)	(572,121)
Net Profit (Loss) applicable to common shareholders
Basic	(.02)	.14	.01	(0.30)	(0.27)
Diluted	(.02)	.12	.01	(0.30)	(0.27)
Weighted average shares
Basic	5,046,666	4,563,350	4,096,078	2,119,609	2,109,271
Diluted	6,386,666	5,608,513	4,096,078	2,119,609	2,109,271
Dividends
Paid	155,000	50,000	None	None	None
Total
Assets	8,599,072	7,829,755	4,113,227	3,538,157	4,093,459
Long-Term
Obligations	287,170	326,059	350,000	350,000	2,257,153
Shareholders’ Equity	6,745,489	6,388,780	2,995,161	2,473,372	862,572

Item 7.           Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Results of Operations

The following table summarizes the Company’s product sales by product categories, and contract research and development sales during the past three years:

	Year Ended December 31,
	2001		2000		1999
Category	Sales	%	Sales	%	Sales	%
Crystals and Components	$2,823,256	35	$2,953,000	37	$1,852,719	30
Custom Optics	3,211,793	40	3,145,956	40	2,398,681	38
Systems & Instruments	1,850,988	23	766,00	10	926,500	15
Subtotal	7,886,037	98	6,864,956	87	5,177,900	83
Contract Research & Development	189,168	02	1,045,011	13	1,028,192	17
TOTAL	$8,075,205	100	$7,909,967	100	$6,206,092	100

The next table sets forth, for the past three years, the percentage relationship to total revenues from product sales and contract research and development of certain items included in the Company’s consolidated statement of operations.

	Year ended December 31,
	2001	2000	1999
	%	%	%
Revenues:
Product Sales	97.7	86.8	83.4
Contract Research and Development	2.3	13.2	16.6
	100.0	100.0	100.0
Costs and Expenses:
Cost of Goods Sold*	63.6	54.7	68.9
Contract Research and Development*	33.6	113.7	96.6

Product Gross Profit Margin	36.4	45.3	31.1

Selling, General and Administrative Expenses	31.0	27.8	25.0
Internal Research and Development**	2.6	5.4	5.7
Process Re-Engineering Expenses	3.7	—	—
Income (Loss) From Operations	(.01)	5.1	(3.30)
Net Profit (Loss)	.5	8.9	.4

*  calculated as a percentage of their respective revenues

**  calculated as a percentage of product sales

Total Revenues

                Total revenues increased 2% to $8,075,205 in 2001 from $7,909,967 in 2000, a new record for the Company.  Total revenues had increased 27% to $7,909,967 in 2000 from $6,206,092 in 1999.

Product Sales

Product sales were $7,886,037, $6,864,956, and $5,177,900, in 2001, 2000 and 1999, respectively.  Product sales in 2001 were 14.9% higher than in 2000, reflecting 97.7% of total revenues.  Product sales in 2000 were 32.6% higher than 1999 reflecting 86.8% of total revenues.

New bookings of product orders in 2001 were $5,979,000, approximately 32% lower than in 2001.  New bookings of product orders in 2000 were $8,864,000, approximately 64% higher than in 1999.

The product book to bill ratio was 0.76, 1.29, and 1.04 in 2001, 2000, and 1999, respectively.

The Company’s backlog of product orders as of December 31, 2001 was approximately $1,541,000, compared to approximately $3,448,000 as of December 31, 2000 and $1,438,000 at December 31, 1999.

The $1 million increase in product sales in 2001 came mainly from the Company’s Systems and Instruments products, which were up 140% over the prior year.  In a year when “growth” in demand ranged from negative 12% to negative 90% in major Photonic industry sectors as a whole, demand for these laser accessory products was strong from customers in the Laser OEM and University and National Lab (i.e. R&D) industry sectors.

Sales of Crystals and Components in 2001 were down 4% compared to the prior year at $2,823,000, following a 59% increase in the prior year.  This relatively good result for 2001 in a year when demand overall was weak resulted from a strong backlog of product orders at the end of 2000, few delivery “push-out” requests from customers, and continued strong demand from Defense Electro-Optics sector customers for crystal components.  Start of a major Defense sector customer’s new production program was deferred to 2002.

Sales of Custom Optics in 2001 were up 2% compared to the prior year at $3,211,793, following a 31% increase the prior year, but were disappointing when compared to expectations only a year ago.  The precipitous and unprecedented rapid drop in demand from OEM’s in the Telecommunications and Semiconductor

Inspection and Process Control sectors slowed order intake significantly in 2001, resulting in most of the decline in the book-to-bill ratio.  Two OEM orders were cancelled at customer’s request, and most remaining OEM customers in these sectors required delivery “push-outs” into 2002.  Nevertheless, revenues for Custom Optics were at a historic high, helped by a strong backlog at the beginning of the year, a contract from a major new OEM, and continuing new orders from customers engaged in new product development.

Sales to laser systems manufacturers in 2001 increased 24% to $2,607,000, or 33% of product sales, as compared with $2.097,000 or 31% of product sales in 2000

Sales to semiconductor sector equipment manufacturers in 2001 increased 61% to $2,069,000, or 26% of product sales, as compared with $1,285,000 or 19% of product sales in 2000.

Sales to the telecommunications sector in 2001 decreased 27% to $983,000, or 12% of product sales, as compared with $1,353,00 or 20% of product sales in 2000.

Sales to government and defense industry customers in 2001 decreased 25% to $856,000, or 11% of product sales, as compared with $1,150,000 or 17% of product sales in 1999.

Sales to researchers in Universities and National Laboratories in 2001 increased 15% to $1,002,000, or 13 % of product sales, as compared with $687,000 or 10% in 2000.

International product sales, as a percentage of total product sales, were 34.1%, 38.6%, and 41.3% for 2001, 2000, and 1999, respectively.

Cost of Goods Sold and Gross Profit Margin

As a percentage of product sales, cost of goods sold was 63.6%, 54.5% and 68.9% for the years ended December 31, 2001, 2000 and 1999, respectively.  Gross profit margin as a percentage of product sales was 36.4%, 45.5%, and 31.1% for 2001, 2000, and 1999, respectively.

In 2001 the cost of goods sold percentage increased due to increased manufacturing overhead costs for newly formed departments including production control and manufacturing engineering and the absorption of additional overhead costs in production that resulted from decreased volumes in Contract R&D sales.  In 2000, the cost of goods sold percentage decreased from 1999, despite higher unit labor and material costs.  The decrease from 1999 was primarily due to higher product sales volume relative to fixed costs, but was also, to a lesser extent, attributable to better identification and allocation of labor costs between inventory and cost of sales, and to the allocation of overhead costs to significant contract research and internal research and development expenses.

Costs of purchased components have been relatively stable in 2001, 2000 and 1999.  Unit costs of raw materials such as crystal quartz and high grade optical glasses have increased in the last year.

Unit labor costs rose in all years.  In 2000 labor costs increased as well due to payment of bonuses under the Company’s incentive pay program, in which bonus income is earned by all employees when the Company meets or exceeds its operating profit and revenue targets.  No bonus income was earned in 2001.

Contract Research and Development

Contract R&D programs are typically fixed price contracts and provide for recovery of direct costs and an allocation of indirect manufacturing costs, and, depending on their terms, recovery of general and administrative costs.  These programs are typically not profitable, but are pursued when the technology to be advanced is in line with the Company’s future product plans.

Contract research and development revenues were $189,168, $1,045,011 and $1,028,192 for the years ended December 31, 2001, 2000 and 1999, respectively.  Related contract R&D expenditures, including allocated indirect costs, were $63,530, $1,188,647 and $993,513.  Revenue in 2001 came principally from activities on Contracts booked in prior years.  Only one new Contract R&D program, valued at $70,000, was booked in 2001.  Revenue increases in 2000 vs. 1999 were due to a large opening backlog of contract R&D at the start of 2000.  The decline in Contract R&D revenues in 2001 was expected and is part of a strategic re-focusing by the Company of its resources onto sales of products and non-R&D services.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2001 increased $303,395 or 13.8% compared to 2000.

There was a decrease in expenses in 2001 related to legal fees and costs relative to raising additional capital.  However, significant increased costs were incurred in SG&A because of inclusion of administrative costs that had previously been allocated to R&D contracts, because of increases in personnel dedicated to the implementation of new internal computer network and Enterprise Resource Planning System (ERP), because of costs associated with the Company’s implementation of a proactive merger and acquisition program aimed at finding and evaluating complementary businesses and products, and by increased business travel expenses.

SG&A in 2000 increased $646,906, or 41.7% compared to 1999.  In 2000, general and administration expenses increased due to increases in salaries, including, performance sharing incentive compensation, increases in personnel, including the inclusion of a full-time CEO/President and Director of Human Resources on the general management team, and increases in recruiting expenses.  Additionally, administrative costs also increased due to the legal expenses and other costs incurred as a result of the private convertible preferred stock offering, application for NASDAQ registration, development of new and revised employee stock option programs, and other shareholder related activities.

Internal Research and Development Expenses

Company-funded research expenditures during the years ended December 31, 2001, 2000, and 1999 were $201,603 (2.6% of net product sales), $369,643 (5.4% of net product sales), and $295,822 (5.7% of net product sales).  During 2000 the Company sold its tunable mid-IR laser technology to an instrument company as part of the Company’s strategy to concentrate its resources on its core business.  The sale was responsible for curtailment of what had been a large portion of IR&D expenditures in the prior year and the first half fiscal year 2000.

During 2001, the Company narrowed its focus of internal research and development efforts onto new crystal products and production methods, and new optical component manufacturing technologies.  As a result, internal R&D expenditures declined in 2001, and are expected to continue at this level in 2002.

Special Charges

At the end of 2000, the Company announced a sweeping manufacturing process re-engineering program to modernize manufacturing methods, implement modern production machinery, incorporate a production control function for planning and scheduling, modernize and reconfigure its physical plant for efficient operational flow, increase labor productivity, improve operating margins, and lead ultimately to ISO certification of the Company.  The special charges associated with this program were $299,763 ($.06 per share on a basic and diluted basis) for the year ended December 31, 2001.  This effort is expected to continue throughout 2002, although at a diminished rate.

Operating Income

Losses from operations in 2001 were $(6,104) compared to operating income of  $400,478 in 2000 and an operating loss of $(202,638) in 1999.  Operating income declined to (.01)% of revenues in 2001 as compared with 5.1% of revenues in 2000 largely due to manufacturing efficiency decreases in custom optics manufacture.  A large part of the decrease was due to the cost of implementation, and changeover to, new manufacturing processes and manufacturing equipment.  Additionally, the inefficiency decrease resulted from the need to continue to operate old processes in parallel with new ones during the re-engineering period.  These new processes will in the long-run provide increased productivity to operations and help prepare the Company for ISO certification.

Other Income and Expenses

During 2001 the company received $44,800 from the sale of 40,000 shares of an equity derivative received as part of the compensation from the sale of its tunable mid-IR laser technology in 2000.

Preferred Stock Dividend

During 2001 and 2000, dividends in common stock valued at $155,000 to holders of the Company’s Class B preferred stock (92,000 shares of common stock valued at $2.50 per share) and common stock valued at $50,000 to holders of the Company’s Class A preferred stock (50,000 shares of common stock at $1.00 per share) were paid respectively.  Net income used in earnings per share calculations included these charges in 2001 and 2000 in order to derive net income available to common shareholders.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2001, the Company had a net deferred tax asset of approximately $2,196,000, the primary component of which was its significant net operating loss carry forward.  The Company has established a valuation allowance to offset all but $100,000 of this deferred tax asset in the event that the tax asset will not be realized in the future.

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

Inflation

The Company’s policy is to periodically review pricing of its products to keep pace with current costs, market demands, and competitive factors.  As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions.  The impact of inflation on the Company’s business has not been material to date.

Liquidity and Capital Resources

During September 1993, the Company borrowed $100,000 in the form of a promissory note from a shareowner of the Company.  On December 16, 1993, this promissory note was extinguished and a $74,621 10% subordinated convertible note and 20,303 shares of the Company’s common stock at $1.25 per share were issued.  The note, and $25,379 of accrued interest, was convertible at any time up to the maturity date into shares of the Company’s common stock at $1.25 per share (to be adjusted for dividends, stock splits, etc.).  The note and accrued interest were converted to 80,000 common shares in February 2000.

The Company’s Secured Promissory Note bore interest at 7%, was secured by certain of the Company’s precious metals, and was convertible at any time into 200,000 shares of common stock.  The note was converted to 200,000 shares of common stock in June 2000.

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

The company sold 2,100 shares of its Series B 10% Convertible Preferred Stock for $2,100,000 during the months of September and October, 2000.  This was a private placement, with a limited number of accredited investors participating, including an affiliated shareholder, executive officers, and directors of the Company.  The Series B Preferred Stock is convertible into Common Stock of the Company at the rate of $2.50 per share.  Preferred holders of Series B shares issued in connection with the offering are entitled to cumulative dividends that are payable in shares of the Company’s Common Stock at the rate of $2.50 per share.  In April 2000 a $50,000 dividend was paid to the holder of the Series A 10% convertible preferred stock by issuance of 50,000 shares of common stock.

In March, 2001 the Company obtained a $1,000,000 Line of Credit from its bank.  The note bears interest at the rate of 2.0% above the LIBOR rate and principal is payable upon demand.  The note is secured by certain assets of the Company.  Borrowings against this note were $750,000 as of December 31, 2001.

Officers of the Company paid $220,000 in 2001 that was due for their subscription to the Series B 10% convertible preferred stock.

During the first quarter of 2001 26,275 warrants were exercised resulting in receipts of $57,000.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2001, 2000 and 1999 were approximately $2,224,000, $582,000 and $327,000, respectively.  Capital expenditures in 2001 were used for expansion and renovation of facilities and for the acquisition of equipment.  The expenditures were financed in part from capital raised in the 2000 private offering of series B convertible preferred stock.

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported net income of approximately $ 44,000, $707,000 and $22,000 for the years ended December 31, 2001, 2000,and 1999.  During the past three years, the Company’s working capital requirements were met in part by sale and issuance of common and preferred stock to shareowners, short term borrowing, cash generated from operations, the sale of New Jersey State Tax Loss Credits and sale of its tunable mid-IR laser technology.

EBITDA for 2001 was approximately $351,000 and net cash used in operations was approximately $(470,000).  Operating capital was augmented by borrowings of $750,000 from the Company’s revolving credit agreement.

In January of 2002 the Company was successful in securing a $1,000,000 revolving credit line, a $1,000,000 asset based term loan and an additional $1,000,000 term loan to be utilized for possible acquisition activities.

Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of available lines of credit, will provide adequate liquidity for the Company’s operations in 2002.

The Company has an active program to align its expenses with present and projected revenues and with its commitments to its customers.  During the recessionary year of 2001, employment was reduced in September from 83 to 69, a decline of 17%, through lay-off and attrition.  Senior executives of the Company voluntarily accepted a 15% cut in pay, and Directors’ fees were reduced 20%.  In the first week of January 2002, employment was further reduced to 58, a further decline of 16%, through lay-off and attrition.  Expansion of the work-force is anticipated in the second half of 2002, but it is expected that structural improvements in productivity, an outgrowth of our capital investment program, will reduce the number of additional employees that will be needed.

The Company believes that the ready availability of bank financing coupled with its cost reduction and control program will allow the Company to maintain its fiscal viability throughout 2002.

Item 7A. Discussion of Market Risk

Effect of interest rate fluctuations on interest sensitive financial instruments.

                We are exposed to changes in interest rates from investments in certain money market accounts.  We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive money market accounts at December 31, 2001.

Item 8.    Financial Statements and Supplementary Data

The Company’s consolidated financial statements are set forth on pages F-1 through F-16.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                             None

PART III

Item 10. Directors and Executive Officers of the Registrant

Name and Age	Since	Director Positions; Business Experience
Thomas Lenagh,	1998	Chairman of the Board of Directors (May 2000 -Present)
75		Management Consultant (1990 - Present)
		Past Chairman and CEO, Systems Planning Corporation
		Financial Vice President, the Aspen Institute
		Treasurer and Chief Investment Officer, The Ford Foundation
		Captain, US Navy Reserve (ret.)
Daniel Lehrfeld,	1999	Director
58		President and Chief Executive Officer (2000-present),
		President and Chief Operating Officer(1999-2000),
		Vice President/General Manager (1995-1999)
		Raytheon/GM Hughes Electro-Optics Center,
		President (1989-1991)
		New England Research Center, (subsidiary)
		Deputy General Manager (1989-1995) &
		Director, Business Development,
		International Business, Operations, Cryogenic Products
		Magnavox Electronic Systems E. Coast Div.,
		Deputy Sector Director & Program Director
		Philips Laboratories Briarcliff
		North American Philips,
		Group Leader/Project Leader
		Grumman Aerospace Corporation
Frank Wiedeman,	1998	Director
87		Executive Director (1980 — Present)
		American Capital Management Inc.
Jan Winston	2000	Director
65		Principal (1997-Present) Winston Consulting,
		Division Director/General Manager (1981-1997) IBM Corporation. Executive positions held in Development, Finance and Marketing.
John Rich,	2000	Director
64		Vice President/General Manager (1999-Present) Power Electronics Division, C&D Technologies
		President (1990-1999), Raytheon/GM Hughes Optical Systems
		Vice President (1983-1989), Perkin Elmer Microlithography, Electro-Optics, and Systems
		Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory

The directors serve one-year terms.

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company
Daniel Lehrfeld, 58	1999	President and Chief Executive Officer
Maria Murray, 44	1993	Sr. Vice President—Business Development
William S. Miraglia, 52	1999	Chief Financial Officer and Secretary
Devaunshi Sampat, 48	1999	Vice President — Sales and Marketing
Thomas A. Caughey, 52	2000	Vice President - Product R&D and Customer Support

Daniel Lehrfeld has served as Chief Executive Officer and President since May 2000.  He joined the Company in 1999 as President and Chief Operating Officer.  Prior to joining the Company, Mr. Lehrfeld held the position of Vice President and General Manager of Electro-Optic Systems, a division successively of the Raytheon, GM/Hughes Electronics and Magnavox Electronic Systems Corporations.  He has also held executive positions with Philips Laboratories and Grumman Aerospace Corporation.  Mr. Lehrfeld holds B.S. and M.S. degrees from Columbia University School of Engineering and Applied Science and an M.B.A. degree from the Columbia Graduate School of Business.

Maria Murray joined the Company in January 1989, became Vice President of R&D Programs in 1993, and was appointed Sr. Vice President, Business Development in 1999.  Prior to joining INRAD, Ms. Murray held positions in electronic design engineering in the laser and communication industries.  She holds a B.S. degree in Electrical Engineering from the University of Central Florida.

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

Thomas A. Caughey joined the Company in 1978.  He has focused on the development and improvement of the Company’s crystal devices and systems, and on their application by the Company’s numerous customers.  In 2000, he was appointed Vice President of R&D and Customer Support.  Prior to joining INRAD, Dr. Caughey was a Research Associate at Texas Tech University.  He holds a Doctorate in Physical Chemistry from the University of Wisconsin - Madison, and a B.S. degree in Chemistry from the University of Michigan - Ann Arbor.

Each of the executive officers has been elected by the Board of Directors to serve as an officer of the Company until the next election of officers, as provided by the Company’s by-laws.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the cash compensation paid by the Company and its subsidiaries, to or with respect to the Company’s Officers, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

					Stock
Name and Position	Year		Salary	Bonus	Options
Daniel Lehrfeld,	2001		$156,000	None	None
President and	2000		$164,000	$50,000	360,000
Chief Executive Officer	1999		$40,000	None	100,000
Maria Murray,	2001		$115,000	None	None
Vice President,	2000		$121,000	None	60,000
Business Development	1999		$110,000	$9,500	16,500
Devaunshi Sampat,	2001		$139,000	None	None
Vice President,	2000		$150,000	$17,600	31,500
Sales and Marketing	1999		$111,000	$22,600	20,000
William Miraglia	2001		$105,000	None	None
Vice President,	2000		$110,000	$17,500	18,000
Chief Financial Officer	1999	<	$100,000	None	None

*  Compensation as of September 1999 Employment Date.

(A)           During the periods covered, no Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual’s reported salary and bonus.

Compensation of Directors

Each non-employee director is paid $400 for each board meeting they attend, and $200 for each conference call meeting in which they participate.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of each individual or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock as of March 1, 2002.  Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity.  The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

			Percent of
Name and Address	Number of shares		Common Stock
Clarex, Ltd.	3,176,914	(1)	52.7
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas
Warren Ruderman	1,467,046		28.6
45 Duane Lane
Demarest, NJ 07627
Kern Capital Management	328,500		6.4
114 West 7th Street
New York, NY 10036
Hoechst Celanese Corp.	300,000		5.8
Routes 202-206 North
Box 2500
Somerville, NJ 08876
Daniel Lehrfeld	303,700	(2)	5.7
c/o INRAD, Inc.
Frank Wiedeman	62,500	(3)	1.2
c/o INRAD, Inc.
Thomas Lenagh	50,000	(4)	1.0
c/o INRAD, Inc.
John Rich	12,000	(5)	.2
c/o INRAD, Inc.
Jan Winston	4,000	(6)	.1
c/o INRAD, Inc.
Directors and Executive	533,310	(7)	9.7
Officers as a group
(9 persons)

(1)                                  Including 900,000 shares subject to convertible preferred stock exercisable or convertible within 60 days.

(2)                                  Including 48,000 shares subject to convertible preferred stock and 153,300 stock options convertible within 60 days.

(3)                                  Including 12,500 shares subject to options exercisable within 60 days.

(4)                                  Including 25,000 shares subject to options exercisable within 60 days.

(5)                                  Including 12,000 shares subject to convertible preferred stock exercisable or convertible within 60 days.

(6)                                  Including 4,000 shares subject to convertible preferred stock exercisable or convertible within 60 days.

(7)                                  Including 306,250 shares subject to convertible preferred stock, stock options, and warrants exercisable within 60 days.

Item 13. Certain Relationship and Related Transactions

During the years ended December 31, 2001, 2000 and 1999 approximately 4%, 3%, and 6%, respectively of the Company’s net product sales were through a foreign agent, in which, Warren Ruderman a principal shareholder has an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

During 1999, Clarex, Ltd., a shareowner and debt holder purchased 500 shares of 10% convertible Preferred stock for $500,000.

During 2000, Clarex, Ltd., a shareowner and debt holder purchased 1000 shares of 10% convertible preferred stock for $1,000,000, converted a 10% convertible secured note and received 200,000 shares of the Company’s common stock and exercised 345,000 of warrants and received 345,000 shares of the Company’s common stock.

During 2000, the following directors and officers of the Company purchased 263 shares of 10% convertible preferred stock for $263,000:

Daniel Lehrfeld, President and CEO	$120,000	(1)
John Rich, Director	$30,000
Jan Winston, Director	$10,000
Maria Murray, VP business Development	$50,000	(1)
Devaunshi Sampat, VP Sales & Marketing	$20,000	(2)
William S. Miraglia, Chief financial Officer	$23,000	(1)
Relinda Walker, VP Manufacturing	$10,000	(3)

(1) Due as of December 31, 2000

(2) $10,000 due as of December 31, 2000

(3) $5,000 due as of December 31, 2000

All amounts were paid to the Company on or before March 31, 2001.

PART IV

Item 14B.              Form 8K’s Filed:

                                                None

Item 14C.              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Financial statements filed as part of this report:

                See Index to Consolidated Financial Statements at F-1.

(b)           Exhibits filed as part of this report:

The following exhibits are incorporated by reference to exhibits in the Company’s Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983:

Present Exhibit No.	Description of Exhibit	Exhibit No. in Registration Statement or or Amendments
3.1	Restated Certificate of	3.1 of Amendment
	Incorporation, as amended.	No. 1.
3.2	By-laws, as amended.	3.2 of Amendment
No. 1.
3.3	Certificate of Amendment of Certificate of Incorporation
3.4	Exhibit A — Series A 10% Convertible Preferred Stock
3.5	Exhibit B — Series B 10% Convertible Preferred Stock

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1985:

10.1                                                                                              Common Stock Purchase and Option Agreements, dated 10/14/85 and 11/17/85, between the Company and Celanese Corporation (now Hoechst Celanese Corporation).

The following exhibit is incorporated by reference to the Company’s proxy statement filed with the Securities and Exchange Commission related to the annual meeting held on June 20, 1991:

10.2(*)                                                                               INRAD, Inc. Key Employee Compensation Plan.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1991:

10.3                                                                                              Lease dated October 4, 1991 between S&R Costa as lessor and the Company as lessee.

The following exhibit is incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993:

10.5                                                                                              Stock and Note Purchase Agreement with exhibits.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995:

10.6                                                                                              Subordinated Convertible Note dated April 9, 1995 between Clarex Limited and INRAD, Inc.

10.7                                                                                              Unsecured Demand Convertible Promissory Note dated September 27, 1995 between Clarex Limited and INRAD, Inc.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996:

10.8                                                                                              Addendum to lease dated October 4, 1991, between S&R

                Costa as lessor and the Company as lessee.

10.9                                                                                             Amendment and waiver to the stock and purchase agreement dated as of December 15, 1993.

The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999:

10.10*	Employment contract with Devaunshi Sampat.
10.11*	Employment contract with Daniel Lehrfeld.
10.12*	INRAD, Inc. 2000 Equity Compensation Program.
11.1	A statement regarding computation of per-share
earnings is omitted because the computation can be clearly
determined from the material contained herein.
23.2	Consent from Holtz Rubenstein LLP.

* Management contracts and employment agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD INC.
By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer
Dated: March 15, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Lenagh	Chairman of the Board	March 15, 2002
Thomas Lenagh	of Directors

/s/ Daniel Lehrfeld	President, Chief	March 15, 2002
Daniel Lehrfeld	Executive Officer
and Director

/s/ Frank Wiedeman	Director	March 15, 2002
Frank Wiedeman

/s/ John Rich	Director	March 15, 2002
John Rich

/s/ Jan Winston	Director	March 15, 2002
Jan Winston

/s/ William S. Miraglia	Chief Financial Officer	March 15, 2002
William S. Miraglia	and Secretary
(Principal Financial and
Accounting Officer)

INRAD, INC. AND SUBSIDIARY

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2001

Independent Auditors’ Report

Board of Directors and Shareowners
Inrad, Inc. and Subsidiary
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad, Inc. and Subsidiary as of December 31, 2001, and 2000, and the related consolidated statements of operations, shareowners’ equity and cash flows for the three years ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrad, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 28, 2002

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$548,949	$2,233,878
Accounts receivable, net of allowance for uncollectible
accounts of $54,000, in 2001 and 2000	1,295,394	1,237,050
Unbilled contract costs	391,756	524,103
Inventories	2,356,884	1,762,689
Other current assets	140,366	62,307
Total current assets	4,733,349	5,820,027

PROPERTY AND EQUIPMENT, net:
Property and equipment at cost	8,754,197	6,555,913
Less: accumulated depreciation and amortization	(5,499,498)	(5,149,518)
Total property and equipment	3,254,699	1,406,395

PRECIOUS METALS	309,565	307,265
DEFERRED TAXES	100,000	-
OTHER ASSETS	201,459	296,068
TOTAL ASSETS	$8,599,072	$7,829,755

LIABILITIES AND SHAREOWNERS’ EQUITY

CURRENT LIABILITIES:
Note Payable -Bank	$750,000	$—
Accounts payable and accrued expenses	729,392	1,017,320
Current obligations under capital leases	87,021	97,596
Total current liabilities	1,566,413	1,114,916

CAPITAL LEASE OBLIGATIONS	287,170	326,059
Total liabilities	1,853,583	1,440,975
COMMITMENTS
SHAREOWNERS’ EQUITY:
10% Convertible preferred stock, Series A,
no par value; 500 shares issued
and outstanding, respectively	500,000	500,000
10% Convertible preferred stock, Series B,
no par value; 2,100 shares issued
and outstanding, respectively	2,100,000	2,100,000
Common stock, $.01 par value; authorized 15,000,000
shares; 5,135,603 and 4,957,678 issued and
outstanding, respectively	51,356	49,577
Capital in excess of par value	9,331,194	9,084,898
Deficit	(5,222,111)	(5,110,745)
	6,760,439	6,623,730
Subscription receivable	—	(220,000)
Treasury stock, at cost; 4,600 shares	(14,950)	(14,950)
TOTAL SHAREOWNERS’ EQUITY	6,745,489	6,388,780
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$8,599,072	$7,829,755

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
REVENUES:
Net product sales	$7,886,037	$6,864,956	$5,177,900
Contract research and development	189,168	1,045,011	1,028,192
	8,075,205	7,909,967	6,206,092
COST AND EXPENSES:
Cost of goods sold	5,014,822	3,752,973	3,568,075
Contract research and development expenses	63,530	1,188,647	993,513
Selling, general and administrative expenses	2,501,621	2,198,226	1,551,320
Internal research and development expenses	201,603	369,643	295,822
Special charges	299,733	—	—
	8,081,309	7,509,489	6,408,730
OPERATING INCOME (LOSS)	(6,104)	400,478	(202,638)

OTHER INCOME (EXPENSE):
Gain on sale of technology	44,800	325,000	—
Interest expense	(91,154)	(15,327)	(33,330)
Interest income	50,919	46,828	6,047
Other	(38,071)	(49,110)	—
	(33,506)	307,391	(27,283)

(LOSS) INCOME BEFORE INCOME
TAX BENEFIT AND PREFERRED
STOCK DIVIDENDS	(39,610)	707,869	(229,921)

INCOME TAX BENEFIT (NET)	83,244	—	251,710
NET INCOME	43,634	707,869	21,789

PREFERRED STOCK DIVIDENDS	(155,000)	(50,000)	—

NET (LOSS) INCOME APPLICABLE TO
COMMON SHAREOWNERS	$(111,366)	$657,869	$21,789
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(.02)	$.14	$.01

Diluted	$(.02)	$.12	$.01

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Common Stock

Preferred Stock (Series A)

Preferred Stock (Series B)

Capital in excess of  par value

Deficit

Subscription

Receivable

Treasury

Stock

Shares

Amount

Shares

Amount

Shares

Amount

Balance, December 31, 1998	4,100,678	41,007	—	—	—	—	8,237,718	(5,790,403)	—	(14,950)
Issuance of Preferred Stock	—	—	500	500,000	—	—	—	—	—	—
Net income for the year	—	—	—	—	—	—	—	21,789	—	—

Balance, December 31, 1999	4,100,678	41,007	500	500,000	—	—	8,237,718	(5,768,614)	—	(14,950)
Issuance of Preferred Stock	—	—	—	—	2,100	2,100,000	—	—	(220,000)	—
Exercise of Options	107,000	1,070	—	—	—	—	68,430	—	—	—
Exercise of Warrants	420,000	4,200	—	—	—	—	382,050	—	—	—
Common Stock Issued on Conversion of Debt	280,000	2,800	—	—	—	—	347,200	—	—	—
Dividend on Preferred Stock	50,000	500	—	—	—	—	49,500	(50,000)	—	—
Net income for the year	—	—	—	—	—	—	—	707,869	—	—

Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)	(220,000)	(14,950)
Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—
Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—
Subscription received	—	—	—	—	—	—	—	—	220,000	—
Contribution	5,000	50	—	—	—	—	4,700	—	—	—
Net income for the year	—	—	—	—	—	—	—	43,634	—	—

Balance, December 31, 2001	5,135,603	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,111)	$——	$(14,950)

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,634	$707,869	$21,789
Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	349,980	289,677	313,190
Deferred tax asset	(100,000)	—	—
Allowance for uncollectible accounts	—	10,000	36,600
Increase in inventory reserve	—	70,000	—
Contribution of stock	4,750	—	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(58,344)	(505,492)	(138,554)
Inventories	(594,195)	(496,404)	96,796
Unbilled contract costs	132,347	(63,390)	(335,617)
Other current assets	(78,059)	29,663	(27,344)
Precious metals	(2,300)	(869)	(24,000)
Other assets	120,176	(141,225)	(300)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(287,929)	413,862	75,467
Advances from customers	—	(152,608)	121,721
Other current liabilities	—	(12,000)	(28,400)
Total adjustments	(513,574)	(558,786)	89,559
Net cash (used in) provided by operating activities	(469,940)	149,083	111,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,223,850)	(581,520)	(326,700)

Net cash used in investing activities	(2,223,850)	(581,520)	(326,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	220,000	1,880,000	500,000
Increase (decrease) note payable —bank, net	750,000	—	(107,500)
Principal payments of capital lease obligations	(49,464)	(46,604)	(8,007)
Proceeds from exercise of warrants and options	88,325	455,750	—
Net cash provided by financing activities	1,008,861	2,289,146	384,493

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(1,684,929)	1,856,709	169,141

CASH AND CASH EQUIVALENTS, beginning of year	2,233,878	377,169	208,028

CASH AND CASH EQUIVALENTS, end of year	$548,949	$2,233,878	$377,169

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2001

1.         Nature of Business and Summary of Significant Accounting Policies:

            a.   Nature of Operations

                  Inrad, Inc. and Subsidiary (the “Company”) is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments.  The Company’s principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors.  The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and the Far East, using independent sales agents.

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

            f.      Impairment of long-lived assets

                    In accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

            g.     Stock-based compensation

                    The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and accounts for stock issued for services provided by other than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.  During December 2001, the Company issued all stock options at market.  A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option.

Contract research and development

                    Revenues from sponsored research and development are recorded using the percentage-of-completion method.  Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs.  Contract R&D costs include allocations of plant overhead and general and administrative costs.

h.              Internal research and development costs

                    Internal research and development costs are charged to expense as incurred

i.                  Precious metals

                    Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

j.                  Use of estimates

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

k.               Advertising costs

Advertising costs are charged to operations when the advertising first takes place.  Included in selling, general and administrative expenses are advertising costs of $45,000, $43,000 and $44,000 for the years ended December 31, 2001, 2000 and 1999.

l.                  Statement of cash flows

                    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                    Interest paid during the years ended December 31, 2001, 2000 and 1999 was $91,154, $15,327 and $6,755, respectively.

m.            Statement of cash flows  (cont’d)

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

                    The concentration of credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue.

                    The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

o.              Net income (loss) per common share

                    The basic net income (loss) per share is computed using weighted average number of common shares outstanding for the applicable period.  The diluted income (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts, including equivalents, would be anti- dilutive.

p.              Comprehensive income (loss)

                    Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

q.              New accounting pronouncements

                    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”.  SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method.  SFAS No. 141 also expands the definition of intangible assets acquired in a purchase business combination.  SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets.  It must be adopted on January 1, 2001.  The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

                    In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disclosure of Long-lived Assets”.  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

                    The Company is currently reviewing the provisions of these standards, which must be implemented no later than January 1, 2002.

2.         Inventories:

            Inventories are comprised of the following:

	December 31,
	2001	2000
Raw materials	$455,491	$332,274
Work in process, including manufactured parts and components	1,767,016	1,302,243
Finished goods	134,377	128,172
	$2,356,884	$1,762,689

3.         Property and Equipment:

            Property and equipment are comprised of the following:

	December 31,
	2001	2000
Office and computer equipment	$655,248	$370,090
Machinery and equipment	6,803,855	5,737,928
Leasehold improvements	1,295,094	447,895
	8,754,197	6,555,913
Less accumulated depreciation and amortization	5,499,498	5,149,518
	$3,254,699	$1,406,395

4.         Line of Credit:

            In 2001 the Company had available a $1,000,000 line of credit bearing interest at LIBOR plus 2%.

            Borrowings under the line of credit, in the amount of $750,000, are secured by accounts receivable, inventory and all cash balances deposited with the lending institution.

            In January 2002 the Company repaid its obligation with its bank and entered into a new agreement with another bank.  This agreement provides for a $1,000,000 Line of Credit facility.  Borrowings will bear interest at the bank’s prime rate, maturing June 2002.

5.         Accounts Payable and Accrued Expenses:

            Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2001	2000
Trade accounts payable and accrued purchases	$528,729	$363,605
Accrued vacation	69,260	199,848
Accrued payroll	90,000	83,843
Accrued bonuses	—	331,181
Accrued expenses - other	41,403	38,843
	$729,392	$1,017,320

6.         Capital Leases:

            Capital leases consist of the following:

	December 31,
	2001	2000
Capital leases, payable in aggregate
monthly installments of $12,000, including interest at
rates ranging from 11.0% to 11.6% expiring from
June 2003 through October 2005, collateralized
by equipment	$374,191	$423,655
Less current portion	87,021	97,596

Long-term debt, excluding current portion	$287,170	$326,059

            Maturities of capital leases are as follows:

Year Ending
December 31,
2002	$145,925
2003	140,579
2004	124,543
2005	95,478

Total minimum payments	506,525
Less amounts representing interest	132,334

Present value of minimum payments	$374,191

            Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $470,000 and $55,000 respectively at December 31, 2001.

7.         Income Taxes:

            A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended December 31,
	2001	2000	1999
Federal statutory rate	34%	34%	34%
Tax provision (benefit) at Federal statutory rates	$14,836	$239,550	$(78,173)
Alternative minimum tax	—	16,000	—
Loss in excess of available benefit	—	—	63,401
Change in valuation allowance	(114,836)	(255,550)	—
State taxes <benefit>	16,756	—	(251,710)
Other, net	—	—	14,772
	$(83,244)	$—	$(251,710)

            At December 31, 2001, the Company has Federal net operating loss carryforwards for tax purposes of approximately $5,084,000.  The tax loss carryforwards expire at various dates through 2021.

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

            The <provision> benefit for income taxes consists of the following:

	Years Ended December 31,
	2001	2000	1999
Current:
State	$ <16,756>	$—	$—
Deferred:
Federal	100,000	—	—
State	—	—	251,711

Total	$(83,244)	$—	$251,711

            Deferred tax assets comprise the following:

	December 31,
	2001	2000
Inventory reserves	$48,000	$48,000
Vacation liabilities	26,000	80,000
Other	41,000	62,000
Depreciation	149,000	62,000
Loss carryforwards	1,932,000	1,776,000
Gross deferred tax assets	2,196,000	2,101,000
Valuation allowance	(2,096,000)	(2,101,000)

	$100,000	$—

8.         Commitments:

a.     Lease commitment

            The Company leases its office and manufacturing facility under an operating lease which expires in 2006.  The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses.  Rental expense was approximately $212,000, $206,000 and $198,000 in 2001, 2000 and 1999, respectively, and real estate taxes were $39,000, $38,000 and $43,000 in 2001, 2000 and 1999, respectively.

            Future minimum annual rentals are payable as follows:

Year Ending
December 31,
2002	$210,000
2003	$210,000
2004	$210,000
2005	$218,000
2006	$225,000

b.              Retirement plans

        The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan).  The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis.  The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions.  The Company contributed $20,346 in the form of 14,032 shares of the Company’s common stock in 2001 and did not contribute any amounts to the 401(k) plan during 2000 or 1999.  The shares were issued in February 2002.

c.               Employment agreements

        The Company is party to an employment agreement with an officer that provides for minimum annual salaries.

        The aggregate minimum commitment under these agreements are as follows:

Year Ending
December 31,
2002	$149,000
2003	$175,000
2004	$175,000
2005	$175,000
2006	$175,000
Thereafter	$350,000

9.         Product Sales, Foreign Sales and Sales to Major Customers:

            The Company’s sales for each major category of its product line are as follows:

	Years Ended
	December 31,
	2001	2000	1999
Crystals and components	$2,823,256	$2,953,000	$1,852,719
Custom optics	3,211,793	3,145,956	2,398,681
Systems and instruments	1,850,988	766,000	926,500

Total	$7,886,037	$6,864,956	$5,177,900

            Export sales, primarily to customers in Europe, Asia and Canada, amounted to 32%, 38% and 41% of net product sales in 2001, 2000 and 1999, respectively.

            One foreign customer accounted for 11%, 13% and 12% of net product sales in 2001, 2000 and 1999, respectively.  One U.S. customer accounted for 18% of sales in 2001.  Two U.S. customers accounted for 13% and 12%, respectively, of product sales in 2000.  No U.S. customers accounted for more than 10% of net product sales in 1999.  During the year ended December 31, 1999, approximately 6% of the Company’s net product sales were through a foreign agent, in which a principal shareowner has an investment.

10.      Shareowners’ Equity:

            a.     Common shares reserved

Common shares reserved at December 31, 2001, are as follows:
1991 Stock option plan	334,000
2000 Stock option plan	1,500,000
Convertible preferred stock	1,340,000

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

                    In 2000 and 1999, the Company sold 2,100 and 500 shares of Series B and Series A (the “Preferred Stock”), 10% convertible preferred stock at a price of $1,000 per share for proceeds of $2,100,000 and $500,000, respectively.  Each share of Preferred Stock is convertible, at the option of the holder at any time, into common stock at the rate of $2.50 and $1.00 per share, respectively.  Dividends on outstanding preferred stock are payable in common stock at the rate of $2.50 and $1.00 per share, respectively.

                    The Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareowners of the Company.

                    For the years ended December 31, 2001 and 2000, the Company paid a common stock dividend equal to  $105,000 and $50,000, respectively.

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

                              Under the 1991 Stock Option Plan the Company may grant options to purchase up to 500,000 shares of Common Stock to its officers, key employees and other who render services to the Company.  The 1991 Stock Option Plan expired in December 2001.

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

            A summary of the status of the Company’s program as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

	Years Ended
	December 31,
	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	729,500	$1.96	358,500	$1.02	189,000	$1.05
Granted	289,700	4.97	514,000	2.40	207,500	1.00
Exercised	(29,250)	1.05	(107,000)	1.00	—	—
Expired	(15,500)	1.25	—	—	—	—
Forfeited	(276,350)	1.90	(36,000)	1.13	(38,000)	1.00
Outstanding, end of year	698,600	2.20	729,500	1.96	358,500	1.02
Options exercisable, end of year	238,160	1.70	175,625	1.32	102,875	1.08

Weighted-average fair values of options granted during year		4.97		2.40		.28

            The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.00 - $2.00	528,450	7.81 yrs.	$1.68	206,575	$1.44
$3.00 - $5.00	169,600	8.61 yrs.	$3.81	31,585	$3.39

            (ii)   The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) in accounting for its employee stock options.  Accordingly, no compensation expense has been recognized.  Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of FASB 123, the Company’s net income (loss) and net income (loss) per share applicable to common shareowners would have changed to the following pro forma amounts:

	Years Ended December 31,
	2001	2000	1999
Net (loss) income:
As reported	$(111,366)	$657,870	$21,789
Pro forma	(320,423)	209,056	18,842

Income (loss) per share:
Basic:
As reported	$(.02)	$.14	$.01
Pro forma	(.06)	.11	.01

Diluted:
As reported	$(.02)	$.12	$.01
Pro forma	(.06)	.09	.01

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following range of weighted-average assumptions were used for grants during the years ended December 31, 2001, 2000 and 1999:

	Years Ended December 31,
	2001	2000	1999
Dividend yield	0.00%	0.00%	0.00%
Volatility	168.67%	237.00%	154.00%
Risk-free interest rate	6.0%	6.0%	5.50%
Expected life	10 years	10 years	10 years

d.              Warrants

                    At December 31, 2000, the Company had outstanding 26,675 common stock warrants exercisable at $1.50, and 25,000 exercisable at $.69.  In 2001, the warrants were exercised resulting in net proceeds to the Company of $57,000.

            e.     Income per common share

                    A reconciliation of income from continuing operations and basic to diluted share amounts is presented below.

	Years Ended December 31,
	2001		2000		1999
	Income	Average Shares	Income	Average Shares	Loss	Average Shares
Income (loss)
before preferred
dividends	$43,634		$707,869		$21,789
Less: preferred
stock dividends	(155,000)		(50,000)		—
Basic:
Available to common
shareholders	(111,366)	5,046,666	657,869	4,563,350	21,789	4,096,078
Dilutive effect of
convertible
preferred stock
and stock options	—	—	50,000	1,045,163	—	—
Diluted:
Available to common
shareowners and
assumed
conversions	$(111,366)	$5,046,666	$707,869	5,608,513	$21,789	$4,096,078

11.      Fair Value of Financial Instruments:

            The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

                                    Current Assets and Current Liabilities:  The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

                                    Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2001 approximates fair value.

12.      Quarterly Data:  (Unaudited)

            Summary quarterly results were as follows:

Year 2001	First	Second	Third	Fourth
Net product sales	$2,351,720	2,323,713	1,583,298	1,627,756
Contract R & D sales	37,378	10,000	94,587	47,203
Gross profit - product sales	842,758	795,418	659,316	573,990
Gross profit - contract R & D	(19,425)	6,391	80,477	58,225
Net income	251,278	20,834	25,156	(408,634
Net income per share - Basic (a)	0.05	0.01	0.01	(0.09
Net income per share - Diluted (a)	0.04	0.01	0.01	(0.09

Year 2000	First	Second	Third	Fourth
Net product sales	$1,099,200	$1,481,960	$1,736,144	$2,547,652
Contract R & D sales	359,497	255,458	226,137	203,919
Gross profit - product sales	518,934	610,239	1,006,077	976,733
Gross profit - contract R & D	117,232	(41,197)	(90,144)	(129,527
Net income	11,555	2,819	533,059	110,436
Net income per share - Basic (a)	0.01	0.01	0.12	0.02
Net income per share - Diluted (a)	0.01	0.01	0.10	0.02

(a)              Quarterly income per share amounts may not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

13.      Special Charges

At the end of 2000, the Company announced a process engineering redesign program to formalize production operations, and improve profitability through margin improvement.  The special charges associated with this program were $299,763 ($.06 per share on a basic and diluted basis) for the year ended December 31, 2001.