Form 10-Q
period 2002-03-31
INRAD INC
filed 2002-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

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

Yes   ☒   No          ☐

Common shares of stock outstanding as of March 31, 2002:

5,131,053 shares

INRAD, Inc.

PART I.     FINANCIAL INFORMATION

INRAD, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$341,037	$548,949
Accounts receivable, net	823,609	1,295,394
Inventories	2,309,345	2,356,884
Unbilled contract costs	343,091	391,756
Other current assets	152,739	140,366
Total current assets	3,969,821	4,733,349
Plant and equipment,
Plant and equipment at cost	8,849,650	8,754,197
Less: Accumulated depreciation and amortization	(5,620,680)	(5,499,498)
Total plant and equipment	3,228,970	3,254,699
Precious metals	309,565	309,565
Deferred taxes	100,000	100,000
Other assets	200,443	201,459
Total assets	$7,808,799	$8,599,072
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable —bank	$750,000	$750,000
Accounts payable and accrued liabilities	447,721	729,392
Current obligations under capital leases	64,883	87,021
Total current liabilities	1,262,604	1,566,413
Capital Lease Obligations	277,394	287,170
Total liabilities	1,539,998	1,853,583
Shareholders’ equity:

10% Convertible preferred stock, Series A, no par value; 500 shares issued and outstanding, respectively	500,000	500,000
10% Convertible preferred stock, Series B, no par value; 2100 shares issued and outstanding, respectively	2,100,000	2,100,000
Common stock: $.01 par value; 15,000,000 shares Authorized; 5,135,603 issued and outstanding, respectively	51,356	51,356
Capital in excess of par value	9,331,194	9,331,194
Accumulated deficit	(5,698,799)	(5,222,111)

	6,283,751	6,760,439

Less - Common stock in treasury, at cost (4,600 shares at March 31, 2002 and at December 31, 2001)	(14,950)	(14,950)
Total shareholders’ equity	6,268,801	6,745,489
Total liabilities and shareholders’ equity	$7,808,799	$8,599,072

* Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2002	2001
Revenues:
Product sales	$1,185,840	$2,351,270
Contract R & D	34,625	37,378
Total Revenue	1,220,465	2,388,648
Cost and Expenses:
Cost of goods sold	1,123,857	1,508,512
Contract R & D expenses	50,279	56,803
Selling, general & administrative expenses	493,757	639,403
Internal R & D expenses	19,924	29,402
Total Cost and Expenses	1,687,817	2,234,120
Operating (loss) profit	(467,352)	154,528
Other income (expense):
Interest expense	(10,617)	0
Interest & other income, net	1,281	(3,250)
Net (loss) income before income tax benefit	(476,688)	151,278
Income tax benefit	0	100,000
Net (loss) income	(476,688)	251,278
Accumulated deficit, beginning of period	(5,222,111)	(5,110,745)
Accumulated deficit, end of period	$(5,698,799)	$(4,859,467)
Net (loss) income per common share- Basic	(0.09)	0.05
Net (loss) income per common share- Diluted	(0.09)	0.04
Weighted average shares outstanding- Basic	5,131,003	4,966,389
Weighted average shares outstanding- Diluted	6,471,003	6,524,677

See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in
	Common Stock		(Series A)		(Series B)		excess of		Subscription	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Receivable	Stock

Balance, December 31, 1999	4,100,678	41,007	500	500,000	—	—	8,237,718	(5,768,614)	—	(14,950)
Issuance of Preferred Stock	—	—	—	—	2,100	2,100,000	—	—	(220,000)	—
Exercise of Options	107,000	1,070	—	—	—	—	68,430	—	—	—
Exercise of Warrants	420,000	4,200	—	—	—	—	382,050	—	—	—
Common Stock Issued on Conversion of Debt	280,000	2,800	—	—	—	—	347,200	—	—	—
Dividend on Preferred Stock	50,000	500	—	—	—	—	49,500	(50,000)	—	—
Net income for the year	—	—	—	—	—	—	—	707,869	—	—

Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)	(220,000)	(14,950)
Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—
Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—
Subscription received	—	—	—	—	—	—	—	—	220,000	—
Contribution	5,000	50	—	—	—	—	4,700	—	—	—
Net income for the year	—	—	—	—	—	—	—	43,634	—	—

Balance, December 31, 2001	5,135,603	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,111)	$—	$(14,950)

Net income for the year								(476,688)
Balance, March 31, 2002	5,135,603	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,698,799)	$—	$(14,950)

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(476,688)	$251,278
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	121,182	67,678
Provision for bad debts	0	(20,463)
Deferred income taxes	0	(100,000)
Changes in assets and liabilities:
Accounts receivable	471,785	(194,640)
Inventories	47,539	(114,502)
Unbilled contract costs	48,665	(37,378)
Other current assets	(12,373)	(85,182)
Other assets	1,016	108,155
Accounts payable and accrued liabilities	(281,671)	51,267
Other current liabilities	(22,138)	0
Total adjustments	374,005	(325,065)
Net cash used in operating activities	(102,683)	(73,787)

Cash flows from investing activities:
Deposits on capital commitments	0	(238,500)
Capital expenditures	(95,453)	(514,644)
Net cash used in investing activities	(95,453)	(753,144)
Cash flows from financing activities:
Proceeds from exercise of warrants and options	0	58,888
Proceeds form issuance of preferred stock	0	6,000
Principal payments of capital lease obligations	(9,776)	(55,779)
Net cash (used in) provided by financing activities	(9,776)	9,109
Net decrease in cash and cash equivalents	(207,912)	(817,822)
Cash and cash equivalents at beginning of period	548,949	2,233,878
Cash and cash equivalents at end of period	$341,037	$1,416,056

Notes to Consolidated Financial Statements.

INRAD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income Per Share

Basic and diluted net income per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock. For the period ended March 31, 2002 the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in March 2002. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

Total Revenues

Total sales for the three months ended March 31, 2002 were $1,221,000 as compared with total sales of $2,389,000 for the first three months of 2001; down 49%.

Product Sales

Product sales for the first quarter were $1,186,000 as compared with $2,351,000 for the same period last year, down 49%.

Product sales were 97% of total revenues in the quarter and were 98% in the prior year’s first quarter, reflecting the Company’s strategic refocusing of its resources onto sales of products and non-R&D services.

Product bookings for the quarter were $1,949,000 vs. $2,486,000 for the same period last year, down 22%. The bookings included major OEM orders from Crystals and Components customers placed in the first quarter for goods deliverable throughout the year

The product book-to-bill ratio for the first quarter of 2002 was 1.64 vs. a ratio of 1.06 for the first quarter of 2001 and a ratio of 0.76 for all of 2001. First quarter bookings in 2002 were 88% higher than the bookings in the fourth quarter of 2001.

Product backlog on March 31, 2002 increased $763,000 to $2,304,000 from a backlog of $1,541,000 on December 31, 2001. Product backlog at the beginning of the first quarter last year was $3,448,000.

Product sales in for the first quarter were lower compared to the same period last year, a consequence of the lower backlog at the beginning of 2002 when compared with the backlog at the beginning of 2001, and a consequence of the 22% lower bookings in the first quarter of 2002 when compared with the bookings in the first quarter of 2001. First quarter bookings reflected strong demand for the Company’s Crystals and Components products, but continued weak demand during the quarter from Custom Optics customers, especially those in the semiconductor equipment and metrology and instrumentation sectors.

The end-of-quarter backlog on March 31, 2002 was 35% lower than the $3,557,000 backlog on March 31, 2001, indicating that the Company’s sales in the next quarter of 2002 will be lower than its second quarter sales in 2001.

Cost of Goods Sold

For the three-month period ended March 31, 2002, the cost of goods sold as a percentage of product revenues was 94.7% vs. 64.2% for the same period last year.  For the full year 2001, the actual cost of good sold percentage was 63.6%. Gross margin dropped to 5.3% in the first quarter, compared with 35.8% in the first quarter of last year.

The decrease in gross margin percentage in the first quarter in comparison to the same period last year was anticipated, resulting from greater decreases in sales volume than decreases in costs. Cost cutting measures taken at the start of, and during, the quarter included reductions in personnel and reductions in paid work hours. These measures and others resulted in substantial cost reductions, but were not expected to, nor did they, offset the anticipated lower sales for the quarter.

In dollar terms, first quarter cost of goods sold was $1,124,000 compared with $1,509,000 in the same period in 2001, down 25.5%. While cost of goods sold was down 25.5% in the quarter, product revenues were down 49%, resulting in the higher cost of goods sold percentage.

Contract Research and Development

Contract research and development revenues were $35,000 for the three months ended March 31, 2002, compared to $37,000 for the three months ended March 31, 2001. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 2002 were $50,000 compared to $57,000 for the comparable 2001 quarter.  The Company’s backlog of contract R&D showed a net decrease to $39,000 on March 31, 2002, compared with $89,000 on December 31, 2001.  Backlog on March 31, 2001 was $243,000.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $494,000 in the first quarter of 2002 compared to $639,000 in the same period in the prior year, down 23%.  The expenses decreased due to decreases in personnel,  reductions in employee salaries and related payroll expenses, other cost cutting measures, and decreased commissions and other shipment related expenses that were in turn a consequence of decreases in sales in the period.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2002 were $20,000 compared to $29,000 for the quarter ended March 31, 2001.

Operating (Loss) Income

The company incurred an operating loss for the period ending March 31, 2002 of $(467,000) as compared with a profit of $155,000 for the same period last year.
The operating loss for the quarter was lower than the anticipated loss.

Federal Deferred Tax Benefit

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2001, the Company had a net deferred tax asset of approximately $2,200,000, the primary component of which was its significant net operating loss carry forward.  Through December 31, 2001, the Company had established a valuation allowance of approximately $2,100,000 in the event that the tax asset will not be realized in the future.  Management determined in 2001 that future income projections mitigate the need for a full valuation allowance.

Net (Loss) Income

The company incurred a net loss for the period ending March 31, 2002 of $(477,000) as compared with a profit of $251,000 for the same period last year

Liquidity and Capital Resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2002 and 2001 were $95,000 and $515,000, respectively.  Capital expenditures for all of 2001 were $2,198,000.  The decrease reflects the major progress made during 2001 on the Company’s operational initiatives, including its plant and equipment modernization programs, its manufacturing systems deployment program, and its process re-engineering program. These programs are intended to improve plant capacity, labor productivity, manufacturing cycle time, and gross margins when sales recover to pre-2002 levels. Further capital outlays in 2002 towards these goals are expected to be significantly less than in 2001.

Management will continue to make investments in capital acquisitions, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. The Company believes that it has the financial resources necessary to implement its capital expenditure needs in 2002.

During the three month period ended March 31, 2002, cash outflows were funded from cash generated in prior periods.  Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its available lines of credit, will provide adequate liquidity for the Company’s operations in 2002.  The current quarter yielded negative cash flow from operations in the amount of $(103,000).  This resulted primarily from losses generated during the period that were offset, to an extent, by reduced working capital requirements.

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

INRAD, Inc.
By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer
By:	/s/ William S. Miraglia

William S. Miraglia

Chief Financial Officer

Date:    May 1, 2002