Form 10-Q
period 2002-06-30
INRAD INC
filed 2002-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    JUNE 30, 2002

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

Yes   ☒       No     ☐

Common shares of stock outstanding as of June 30, 2002:

5,279,090

INRAD, Inc.

PART I.     FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

INRAD, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$729,773	$548,949
Accounts receivable, net	1,240,389	1,295,394
Inventories	2,215,243	2,356,884
Unbilled contract costs	347,788	391,756
Other current assets	178,386	140,366
Total Current Assets	4,711,579	4,733,349
Plant and equipment,
Plant and equipment at cost	8,929,027	8,754,197
Less: Accumulated depreciation and amortization	(5,755,676)	(5,499,498)
Total plant and equipment	3,173,351	3,254,699
Precious metals	309,565	309,565
Deferred Taxes	100,000	100,000
Other assets	200,844	201,459
Total Assets	$8,495,339	$8,599,072
Liabilities and Shareholders’ Equity
Current liabilities:
Notes Payable — Bank	$912,110	$750,000
Accounts payable and accrued liabilities	325,169	729,392
Current obligations under capital leases	98,657	87,021
Total current liabilities	1,335,936	1,566,413
Long Term Debt	837,890	0
Capital Lease Obligations	233,966	287,170
Total Liabilities	2,407,792	1,853,583
Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000
10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000
Common stock: $.01 par value; 15,000,000 authorized 5,283,690 shares issued at June 30, 2002 and 5,135,653 at December 31, 2001	52,836	51,356
Capital in excess of par value	9,470,668	9,331,194
Accumulated deficit	(6,021,007)	(5,222,111)
	6,102,497	6,719,036
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	6,087,547	6,074,086
Total Liabilities & Shareholders’ Equity	$8,495,3439	$8,599,072

* Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
Product sales	$1,657,964	$2,323,713	$2,843,804	$4,674,983
Contract R & D	28,000	10,000	62,625	47,378
Total Revenue	1,685,964	2,333,713	2,906,429	4,722,361

Cost and Expenses:
Cost of goods sold	1,225,727	1,528,295	2,349,584	3,036,808
Contract R & D expenses	34,562	3,609	84,841	60,412
Selling, general & administrative expenses	550,556	596,484	1,044,312	1,235,887
Internal R & D expenses	28,092	71,545	48,016	100,947
Total Cost and Expenses	1,838,937	2,199,933	3,526,753	4,434,054
Operating profit (loss)	(152,973)	133,780	(620,324)	288,307

Other income (expense):
Interest expense	(47,355)	(18,583)	(63,232)	(18,582)
Interest & other income, net	(1,281)	60,637	5,260	57,387
Net (loss) income before income tax benefit and preferred stock dividends	(201,609)	175,834	(678,296)	327,112
Income tax benefit	0	0	0	100,000
Net (loss) income	(201,609)	175,834	(678,296)	427,112
Preferred stock dividends	(120,600)	(155,000)	(120,600)	(155,000)
Net (loss) income applicable to common shareholders	$(322,209)	$20,834	$(798,896)	$272,112
Net (loss) income per common share - basic and diluted	(.06)	.01	(.15)	.05
Weighted average shares outstanding	5,203,290	4,998,980	5,187,976	4,985,006

See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in excess of par value	Deficit	Subscription Receivable	Treasury Stock
	Common Stock		(Series A)		(Series B)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1999	4,100,728	41,007	500	500,000	—	—	8,237,718	(5,768,614)	—	(14,950)
Issuance of Preferred Stock	—	—	—	—	2,100	2,100,000	—	—	(220,000)	—
Exercise of Options	107,000	1,070	—	—	—	—	68,430	—	—	—
Exercise of Warrants	420,000	4,200	—	—	—	—	382,050	—	—	—
Common Stock Issued on Conversion of Debt	280,000	2,800	—	—	—	—	347,200	—	—	—
Dividend on Preferred Stock	50,000	500	—	—	—	—	49,500	(50,000)	—	—
Net income for the year	—	—	—	—	—	—	—	707,869	—	—

Balance, December 31, 2000	4,957,728	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)	(220,000)	(14,950)
Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—
Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—
Subscription received	—	—	—	—	—	—	—	—	220,000	—
Contribution	5,000	50	—	—	—	—	4,700	—	—	—
Net income for the year	—	—	—	—	—	—	—	43,634	—	—

Balance, December 31, 2001	5,135,653	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,111)	$—	$(14,950)
401K contribution	14,037	140					20,214
Dividend on Preferred Stock	134,000	1,340					119,260	(120,600)
Net income for the period								(678,296)
Balance, June 30, 2002	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,668	$(6,021,007)	$—	$(14,950)

See notes to consolidated financial statements

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(678,296)	$427,112
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	256,177	160,301
401K common stock contribution	20,354	0
Deferred taxes	0	(100,000)
Provision for bad debts	0	(463)
Changes in assets and liabilities:
Accounts receivable	55,004	(219,585)
Inventories	141,639	(130,615)
Unbilled contract costs	43,968	9,144
Other current assets	(38,018)	(128,042)
Other assets	616	113,208
Accounts payable and accrued liabilities	(404,223)	(87,286)
Other current liabilities	11,636	0

Total adjustments	87,153	(383,338)
Net cash (used in) provided by operating activities	(591,143)	43,774

Cash flows from investing activities:
Deposits on capital commitments	0	(243,737)
Capital expenditures	(174,831)	(1,094,000)
Net cash used in investing activities	(174,831)	(1,337,737)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	0	71,137
Proceeds from issuance of preferred stock	0	220,000
Proceeds from asset based loan	1,000,000	0
Principal payments of capital lease obligations	(53,202)	(79,880)
Net cash provided by financing activities	946,798	211,257

Net decrease in cash and cash equivalents	180,824	(1,082,706)

Cash and cash equivalents at beginning of period	548,949	2,233,878

Cash and cash equivalents at end of period	$729,773	$1,151,172

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

Net Income (Loss) Per Share

Basic and diluted net (loss) income per share is computed using the weighted average number of common shares outstanding.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

NOTE 2- PROCEEDS FROM ASSET BASED LOAN

In May of 2002 the company received $1,000,000 from its bank collateralized by equipment.  The loan is for a three- year period with a five- year amortization.  In July 2002 the rate was locked in at 5.61%.

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

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s un-audited consolidated financial statements presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Total Revenues

Total sales for the three months ended June 30, 2002 were $1,686,000 as compared with total sales of $2,334,000 for the same three months in 2002; down 28%. Total sales for the six months ended June 30, 2002 were $2,906,000 as compared with $4,722,000 for the same period last year; down 38%.

Product Sales

Product sales for the second quarter of 2002 were $1,658,000 vs. $2,324,000 for the second quarter of 2001, a decrease of 29%.  Sales for the first half of FY 2002 totaled $2,844,000 vs. $4,675,000 for the first half of 2001, down 39%.

Product sales were 98% of total revenues for both the second quarter and the first half of 2002, reflecting the Company’s strategic refocusing of its resources on product sales vs. R&D services.

Product bookings for the second quarter were $1,330,000 vs. $1,279,000 for the same period last year, up 4%. Product bookings for the first half of the year were $3,280,000 vs. $3,765,000 for the same period in 2001, down 13%.

The book-to-bill ratio for the second quarter of 2002 was 0.80 compared with 0.74 for the same quarter of 2001, indicating similar seasonal slowness and a continuation of the lowered demand experienced for five quarters, especially from custom optics customers in the semiconductor equipment, metrology and instrumentation sectors. The book-to-bill ratio for the first half of 2002 was 1.15 vs. 0.81 for the first half of 2001, reflecting increased order intake from customers in the defense, R&D and governmental sectors.

The backlog at June 30, 2002 was down 22% to $1,970,000 as compared to $2,540,000 on June 30, 2001, indicating that the Company’s sales in the third quarter of 2002 will be lower than its sales during the same period in 2001.

Cost of Goods Sold

For the six-month period ended June 30, 2002, the cost of goods sold as a percentage of product revenues was 82.6% vs. 64.9% for the same period last year. For the full year 2001, the actual cost of good sold percentage was 63.5%. Gross profit margin for the first six months was 17.4%, compared with 35.1% for the first half of 2001.

In dollar terms, the cost of goods sold was $2,349,000 for the first half of 2002 compared with $3,037,000 for first half of 2001, down 23%. However, product revenues were down 38% year to year for the same period.

The increase in the cost of goods sold percentage in comparison to 2001 was anticipated, resulting from greater decrease in sales volume than decrease in costs. The decreased sales volumes could not be entirely offset by the personnel reductions, salary reductions and other cost cutting measures implemented by management.

Inventory costs for the year were determined from perpetual inventory records, adjusted to net realizable value.

Contract Research and Development

Contract research and development revenues were $63,000 for the six months ended June 30, 2002, compared to $47,000 for the six months ended June 30, 2001. Related contract research and development expenditures, including allocated indirect costs, for the six months ended June 30, 2002 were $85,000 compared to $60,000 for the comparable period in 2001. Revenues for the second quarter were $28,000 compared to $10,000 in the second quarter of 2001.    The Company’s backlog of contract R&D was $28,000 at June 30, 2002, compared with $91,000 at December 31, 2001 and $227,000 at June 30, 2001.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current six-month period were $1,044,000 vs. $1,235,000 for the same period in the prior year, down 15%.  Second quarter expenses were $551,000 for the current year vs. $596,000 for the second quarter of FY 2001.  The expenses decreased due to cost cutting measures implemented by management including salary and fee reductions for executive personnel, other employees, and Board members.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2002 were $28,000 compared to $72,000 for the quarter ended June 30, 2001.  IR&D expenditures for the first half of 2002 were $48,000 compared with $101,000 in the first half of 2001.

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

Interest expense

Interest expense for the first half of the year was $63,000 compared to $19,000 incurred in the first half of 2001.  The increase resulted from greater utilization of the Company’s credit lines for working capital purposes.

Net (Loss) Income

Net loss for the six months ended June 30, 2002 was $(678,000) compared to net income of $427,000 vs. the same period in FY 2001. Net (loss) income for the quarters ending June 30 was $(202,000) for FY 2002 and $176,000 for FY 2001.

(Loss) income from operations for the first six months was $(620,000) in 2002 as compared with $288,000 in 2001.  Second quarter operating (loss) profit was $(153,000) in 2002 and $134,000 in 2001.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net (loss) income by $121,000 in 2002 and by $155,000 in 2001 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the six months ended June 30, 2002 and June 30, 2001 were not calculated because their effect was anti-dilutive.

Liquidity and capital resources

Capital expenditures, including purchases, deposits, and a portion of applicable internal labor and overhead charges, for the six months ended June 30, 2002 and June 30, 2001 were $175,000 and $1,338,000, respectively.  Capital expenditures for all of 2001 were $2,224,000. The decrease reflects the major progress made during 2001 on the Company’s operational initiatives, including its plant and equipment modernization programs, its manufacturing systems deployment program, and its process re-engineering program.

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

During the six month period ended June 30, 2002 the Company’s expenses have exceeded revenues, yielding negative cash flow from operations in the amount of ($591,000) as compared to a positive cash flow from operations in the first six months of FY2001.  Cash outflows during this period have been funded from use of previously established working capital credit lines and proceeds from an asset based loan. Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  The current quarter yielded negative cash flow from operations in the amount of $(488,000).  This resulted primarily from losses generated during the period that were offset, to an extent, by reduced working capital requirements.

The Company’s future liquidity is dependent upon its ability to continue to generate adequate cash flow from operations, to finance its working capital needs, and to raise financial capital to fund its capital expansion plans.  Management expects that cash flow from operations, available cash, and use of its available lines of credit, will provide adequate liquidity for the Company’s operations in 2002.  We can give no guarantee that our efforts will be successful.

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

Date:    August 1, 2002