Form 10-Q
period 2002-09-30
INRAD INC
filed 2002-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

Yes         ☒            No           ☐

Common shares of stock outstanding as of September 30, 2002:

5,279,090

INRAD, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

INRAD, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001*
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$680,136	$548,949
Accounts receivable, net	962,850	1,295,394
Inventories	2,185,713	2,356,884
Unbilled contract costs	347,769	391,756
Other current assets	214,610	140,366
Total Current Assets	4,391,078	4,733,349
Plant and equipment,
Plant and equipment at cost	9,064,142	8,754,197
Less: Accumulated depreciation and amortization	(5,880,511)	(5,499,498)
Total plant and equipment	3,183,631	3,254,699
Precious Metals	309,565	309,565
Deferred Taxes	100,000	100,000
Other assets	201,080	201,459
Total Assets	$8,185,354	$8,599,072

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes Payable — Bank	$750,000	750,000
Current portion of long term debt	179,348	—
Accounts payable and accrued liabilities	475,012	729,392
Current obligations under capital leases	98,657	87,021
Total current liabilities	1,503,017	1,566,413

Long Term Debt	792,094	—
Capital Lease Obligations	211,750	287,170
Total liabilities	2,506,861	1,853,583

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 15,000,000 authorized 5,283,690 shares issued at September 30, 2002 and 5,135,653 at December 31, 2001	52,836	51,356
Capital in excess of par value	9,470,676	9,331,194
Accumulated deficit	(6,430,069)	(5,222,111)

Less — Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	5,678,493	6,745,489
Total Liabilities & Shareholders’ Equity	$8,185,354	$8,599,072

*Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
Product sales	$1,344,569	$1,583,298.00	$4,188,373	$6,258,281
Contract R & D	0	94,587	62,625	141,965
Total Revenue	1,344,569	1,677,885	4,250,998	6,400,246
Cost and Expenses:
Cost of goods sold	1,104,692	923,982	3,480,233	3,960,789
Contract R & D expenses	2,324	14,140	61,207	74,552
Selling, general & administrative expenses	572,386	652,310	1,616,702	1,888,197
Internal R & D expenses	41,407	40,780	89,423	141,727
Total Cost and Expenses	1,720,809	1,631,212	5,247,565	6,065,265
Operating profit (loss)	(376,240)	46,673	(996,567)	334,981
Other income (expense):
Interest expense	(35,808)	(25,937)	(99,040)	(44,519)
Interest & other income, net	2,992	4,419	8,250	61,806
Net (loss) income before income tax benefit and preferred stock dividends	(409,056)	25,155	(1,087,357)	352,268
Income tax benefit	0	0	0	100,000
Net (loss) income	(409,056)	25,155	(1,087,357)	452,268
Preferred stock dividends	—	0	(120,600)	(155,000)
Net (loss) income applicable to common shareholders	$(409,056.12)	$25,155	$(1,207,957)	$297,268
Net (loss) income per common share - basic and diluted	(0.07)	0.01	(0.23)	0.06
Weighted average shares outstanding	5,203,290	4,998,980	5,187,976	4,985,006

See Notes to Consolidated Financial Statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in
	Common Stock		(Series A)		(Series B)		excess of		Subscription	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Receivable	Stock

Balance, December 31, 2000	4,957,728	$49,577	500	$500,000	2,100	$2,100,000	$9,084,898	$(5,110,745)	$(220,000)	$(14,950)
Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—
Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—
Subscription received	—	—	—	—	—	—	—	—	220,000	—
Contribution	5,000	50	—	—	—	—	4,700	—	—	—
Net income for the year	—	—	—	—	—	—	—	43,634	—	—

Balance, December 31, 2001	5,135,653	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,111)	$—	$(14,950)
Contribution of Common Stock to 401K Plan	14,037	140					20,222
Dividend on Preferred Stock	134,000	1,340					119,260	(120,601)
Net (loss) income for the period								(1,087,357)
Balance, September 30, 2002	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(6,430,069)	$—	$(14,950)

See notes to consolidated financial statements

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(1,087,357)	$452,268
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	381,013	248,938
401K common stock contribution	20,362	—
Deferred taxes		(100,000)
Provision for bad debts		(463)
Changes in assets and liabilities:
Accounts receivable	332,544	117,361
Inventories	171,171	(668,842)
Unbilled contract costs	43,987	59,115
Other current assets	(74,244)	(96,570)
Other assets	379	(2,300)
Accounts payable and accrued liabilities	(254,381)	117,358
Other current liabilities	11,636	(342,246)
Total adjustments	632,467	(667,649)
Net cash (used in) operating activities	(454,890)	(215,381)
Cash flows from investing activities:
Deposits on capital commitments		(100,578)
Capital expenditures	(309,945)	(1,720,556)
Net cash used in investing activities	(309,945)	(1,821,134)
Cash flows from financing activities:
Proceeds from exercise of warrants and options		220,000
Proceeds from issuance of preferred stock		88,325
Proceeds from long term debt	1,000,000	750,000
Principal payments of capital lease obligations and long term debt	(103,978)	(97,666)
Net cash provided by financing activities	896,022	960,659
Net increase (decrease) in cash and cash equivalents	131,187	(1,075,856)
Cash and cash equivalents at beginning of period	548,949	2,233,878
Cash and cash equivalents at end of period	$680,136	$1,158,022

See notes to consolidated financial statements

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

NOTE 2- PROCEEDS FROM ASSET BASED LOAN

In May of 2002 the company received $1,000,000 from its bank collateralized by equipment.  The loan is for a three- year period with a five- year amortization.  In July 2002 the rate was fixed at 5.61%.

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

Total Revenues

Total sales for the three months ended September 30, 2002 were $1,345,000 as compared with total sales of $1,678,000 for the same three months in 2001; down 20%.  Total sales for the nine months ended September 30, 2002 were $4,251,000 as compared with $6,400,000 for the same period last year; down 34%.  The decrease resulted from continued depressed markets in the semiconductor and telecom markets.

Product Sales

Product sales for the third quarter of 2002 were $1,345,000 vs. $1,583,000 for the third quarter of 2001, a decrease of 15%.  Sales for the first nine months of FY 2002 totaled $4,188,000 vs. $6,258,000 for the first nine months of 2001, down 33%.

Product sales were 98.5% of total revenues for the first nine months of 2002, reflecting the Company’s strategic refocusing of its resources on product sales vs. R&D services.

Product bookings for the third quarter were $980,000 vs. $1,176,000 for the same period last year, down 17%.  Product bookings for the first nine months of the year were $4,267,000 vs. $4,891,000 for the same period in 2001, down 13%.

The book-to-bill ratio for the third quarter of 2002 was 0.73 compared with 0.74 for the same quarter of 2001, indicating similar seasonal slowness and a continuation of the lowered demand experienced for six quarters, especially from custom optics customers in the semiconductor equipment, metrology and instrumentation sectors.  The book-to-bill ratio for the first nine months of 2002 was 1.02 vs. 0.78 for the first nine months of 2001, reflecting the result that the decrease in sales (33%) was greater than the decrease in bookings (13%) when contrasting the two nine month periods.

The backlog at September 30, 2002 was down 24% to $1,605,000 as compared to $2,108,000 on September 30, 2001.

Cost of Goods Sold

For the nine-month period ended September 30, 2002, the cost of goods sold as a percentage of product revenues was 83.0% vs. 63.3% for the same period last year.  For the full year 2001, the actual cost of good sold percentage was 63.5%.  Gross profit margin for the first nine months was 16.9%, compared with 36.7% for the first nine months of 2001.

In dollar terms, the cost of goods sold was $3,480,000 for the first nine months of 2002 compared with $3,967,000 for first nine months of 2001, down 12%.  However, product revenues were down 33% year to year for the same period.

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

Contract Research and Development

Contract research and development revenues were $63,000 for the nine months ended September 30, 2002, compared to $142,000 for the nine months ended September 30, 2001.  Related contract research and development expenditures, including allocated indirect costs, for the nine months ended September 30, 2002 were $61,000 compared to $75,000 for the comparable period in 2001.  Revenues for the third quarter were $0 compared to $95,000 in the third quarter of 2001.  The Company’s backlog of contract R&D was $28,000 at September 30, 2002, compared with $91,000 at December 31, 2001 and $115,000 at September 30, 2001.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current nine-month period were $1,617,000 vs. $1,888,000 for the same period in the prior year, down 14%.  Third quarter expenses were $572,000 for the current year vs. $652,000 for the third quarter of FY 2001.  The expenses decreased due to cost cutting measures implemented by management including salary and fee reductions for executive personnel, other employees, and Board members, net of the addition of another member of the sales team.

Internal Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2002 were $41,000 compared to $41,000 for the quarter ended September 30, 2001.  IR&D expenditures for the first nine months of 2002 were $89,000 compared with $142,000 in the first nine months of 2001.

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

Interest expense

Interest expense for the first nine months of the year was $99,000 compared to $45,000 incurred in the first nine months of 2001.  The increase resulted from greater utilization of the Company’s credit lines for working capital purposes.

Net (Loss) Income

Net loss for the nine months ended September 30, 2002 was $(1,087,000) compared to net income of $452,000 during the same period in FY 2001.  Net (loss) income for the quarters ending September 30 was $(409,000) for FY 2002 and $25,000 for FY 2001.

(Loss) income from operations for the first nine months was $(997,000) in 2002 as compared with $335,000 in 2001.  Third quarter operating (loss) profit was $(376,000) in 2002 and $47,000 in 2001.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net (loss) income by $121,000 in 2002 and by $155,000 in 2001 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the nine months ended September 30, 2002 and September 30, 2001 were not calculated because their effect was anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures, including purchases, deposits, and a portion of applicable internal labor and overhead charges, for the nine months ended September 30, 2002 and September 30, 2001 were $309,000 and $1,821,000, respectively.  Capital expenditures for all of 2001 were $2,224,000.  The decrease reflects the major progress made during 2001 on the Company’s operational initiatives, including its plant and equipment modernization programs, its manufacturing systems deployment program, and its process re-engineering program.  These programs are intended to improve plant capacity, labor productivity, manufacturing cycle time, and gross margins when sales recover to pre-2002 levels.  Further capital outlays in 2002 towards these goals are expected to be significantly less than in 2001.

Management will continue to make investments in capital acquisitions, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.  The Company believes that it has the financial resources necessary to implement its capital expenditure needs in 2002.  The Company expects to turn to the equity markets to raise the capital it will require to implement its acquisition activities in 2003.

During the nine-month period ended September 30, 2002 the Company’s expenses have exceeded revenues, yielding negative cash flow from operations in the amount of ($455,000) as compared to a negative cash flow from operations in the first nine months of FY2001of ($215,000).  Cash outflows during this period have been funded from use of previously established working capital credit lines and proceeds from an asset based loan.  Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  The current quarter yielded positive cash flow from operations in the amount of $33,000.  This resulted primarily from losses generated during the period that were offset by reduced working capital requirements.

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

PART II.  OTHER INFORMATION

ITEM 4.      CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
William S. Miraglia
Chief Financial Officer

Date:          November 14, 2002

CERTIFICATIONS

I, Daniel Lehrfeld, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of INRAD, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information  relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Daniel Lehrfeld
	Name:	Daniel Lehrfeld
	Title:	President and Chief Executive Officer

CERTIFICATIONS

I, William S. Miraglia, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of INRAD, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information  relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William S. Miraglia
	Name:	William S. Miraglia
	Title:	Chief Financial Officer