Form 10-K
period 2002-12-31
INRAD INC
filed 2003-04-04
CIK 719494

QuickLinks -- Click here to rapidly navigate through this document

10-K
Securities and Exchange Commission
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-11668

INRAD, Inc.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2003247 (I.R.S. Employer Identification No.)
181 Legrand Avenue, Northvale, NJ (Address of principal executive offices)	07647 (Zip Code)
(201) 767-1910 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 Per Share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of the registrant's Common Stock, par value $0.01 per share, held by non-affiliates as of March 15, 2003 was approximately $2,647,000

Common shares of stock outstanding as of March 15, 2003:
 5,279,090 shares

Documents incorporated by reference: NONE

INRAD, INC.

        Note: Page F-1 follows Page 26.

PART I

Forward Looking Statements

        This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words "may", "will", "expect", "believe", "anticipate", "project", "plan", "intend", "estimate", and "continue", and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Items 1, 7 and 7A. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Readers are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Item 1.    Business

        INRAD, Inc., (the "Company" or "INRAD"), incorporated in New Jersey in 1973, develops, manufactures and markets products for use in many Photonics Industry sectors via its four related product categories: Custom Optics, Crystals and Components, Systems, and Thin Film Services. Its current customers include leading corporations in the following industries: Commercial Laser Systems, Semiconductor Inspection and Process Control Equipment, Fiberoptic Telecommunication Instruments, and Defense Electro-Optics. The Company's customers also include researchers at National Laboratories and Universities worldwide.

        INRAD manufactures precision custom optics, crystals, and components. Glass and crystal substrates are processed using modern manufacturing equipment and techniques to prepare, polish, and deposit thin films, thereby producing elements used in advanced photonic systems. In addition, the Company grows crystals with electro-optic, nonlinear, and optical properties for use in its standard products and custom products. The majority of our Crystals, Crystal Components, and System products supplied are used in laser systems and defense electro-optical systems. The majority of our custom optical components and thin film services are used in inspection and process control systems and defense EO systems. The balance of the products are used by the research community.

        The Company announced in 2002 that it is intent on implementing a plan to transform the Company into a portfolio of businesses serving the Photonics industry. A merger and acquisitions advisory firm, The DAK Group, was employed in the fourth quarter of 2002 to assist management in this process. Capital needed to make the acquisitions or mergers will be through the issuance of equity-based instruments, necessary to achieve this plan.

        No assurances can be given that we will be able to identify and attract appropriate acquisition targets or raise the capital required.

Products

        Custom optic manufacturing is a major product area for the Company. INRAD specializes in high-end precision components. Because of its specialized capability in the growth and handling of crystal materials, the Company maintains a strong market position in birefringent crystal components, in processing substrate materials such as quartz, calcite, lithium niobate, and magnesium fluoride, all of which are widely used in the semiconductor inspection and defense electro-optics industries. INRAD has in-house thin film deposition capability and highly developed assembly techniques, thus strengthening our product offerings for these sectors.

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

        In addition, INRAD offers a product line of laser accessory products. Most employ nonlinear crystals to perform the function of wavelength conversion or pulsewidth measurement.

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

        The following table summarizes the Company's product sales by product categories and contract research and development sales during the past three years:

	Year Ended December 31,
Category	2002 Sales	%	2001 Sales	%	2000 Sales	%
Crystals and Components	$2,289,098	40	$2,823,256	35	$2,953,000	37
Custom Optics	2,036,807	38	3,211,793	40	3,145,956	40
Systems & Instruments	1,155,816	21	1,850,988	23	766,000	10

Subtotal	5,481,721	99	7,886,037	98	6,864,956	87
Contract Research & Development	87,397	1	189,168	2	1,045,011	13

TOTAL	$5,569,118	100	$8,075,205	100	$7,909,967	100

Products Manufactured by the Company

  Custom OEM Optics

        The Company produces precision optical components and assemblies for its OEM customers. The Company is known in the Photonics industry for its expertise in manufacturing polarizing components, either from birefringent crystals or by combining glass substrates and optical thin films. Custom components include waveplates, beam displacers, rotators, and phase shift plates. One major polarizing product line consists of Polarizing Beam Splitter (PBS) assemblies for a wide variety of wavelength regions. The polarizer product area is complemented by a diverse offering of plano elements, including etalons, windows, wedges, and prisms. The Company's customers include leading corporations in their industries.

  Optical Coatings

        To meet performance requirements, most optical components require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths. The Inrad coating facility produces a wide variety of sophisticated coatings on many different substrates for use in its own products, as well as for customers who purchase custom coated optics manufactured by the Company to their specifications. Wavelength range coverage includes ultraviolet, visible, and near infrared.

        The Company expanded its thin film department in 2000 and 2001 by hiring additional staff, installing state-of-the-art chambers, and upgrading the coating facility. The company is now able to offer ion-assisted deposition (IAD) coatings as part of its repertoire. This deposition technique provides higher performance coatings, that are more resistant to laser damage and harsh environmental conditions. Thus, the Company is better able to serve its laser systems, optical inspection, telecommunications and defense customers. The Company's infrared coating product line has also been strengthened by the addition of modern equipment, dedicated solely to the mid-IR wavelength region.

  Crystals & Components

        The Company produces crystals that, because of their internal structure, have unique optical, non-linear, or electro-optical properties. Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam. The Company has developed and manufactures a line of Q-switches, harmonic generators, and associated electronics. These devices are sold on an OEM basis to laser manufacturers and individually to researchers throughout the world. In 2002, the Company developed and introduced a new line of miniature Q-switches, designated the IMP series. Additionally, the Company introduced a series of high speed and quick rise-time Q-switch electronic drivers designated the RapidPulse series.

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

        The Company markets a line of Autocorrelators that can measure extremely short laser pulses. Accurate measurement of pulsewidth is important in studies of chemical and biological reactions, as well as in the development of high-speed electronics, ultra fast lasers and laser diodes for communications. Since January 2000, a strategic alliance has been in effect with A.P.E. of Berlin, Germany, to market a product line of five Autocorrelators in the U.S., manufactured by A.P.E. In 2002, the Company was instrumental in conceptualizing and introducing an OEM autocorrelator that measures the pulsewidth of ultrafast laser excitation pulses used in Multi-Photon Excitation microscopy right at the surface of the specimen under test.

Research and Development

        The Company's research and development activities currently focus on developing new proprietary crystal products, improving growth processes, and on new manufacturing process technologies for optical components. This combination allows the Company to introduce new products based on crystals, and to enhance its capabilities and productivity in optical component manufacturing.

        Company-funded internal research and development expenditures during the years ended December 31, 2002, 2001, and 2000 were $134,424 (2.4% of product sales), $201,603 (2.6% of product sales), and $369,463 (5.4% of net product sales).

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

        Contract research and development revenues were $87,397, $189,168, and $1,045,011 for the years ended December 31, 2002, 2001 and 2000, respectively. Related contract R&D expenditures, including allocated indirect costs, were $63,098, $63,530, and $1,188,647. The decline in Contract R&D revenues in 2002 was expected and is part of a strategic re-focusing by the Company of its resources onto sales of products and non-R&D services.

Markets

        In 2002, 2001 and 2000 the Company's product sales were made to customers in the following market areas:

Market	2002	2001	2000
Laser Systems	35%	33%	31%
Semiconductor	28%	26%	19%
Telecomm	5%	12%	20%
Other	5%	5%	3%

Total Industrial	73%	76%	73%
Government/Defense	18%	11%	17%
Universities & National Laboratories	9%	13%	10%

Total (%)	100%	100%	100%

Total ($)	$5,482,000	$7,886,000	$6,864,000

        Export sales, primarily to customers in Europe, the Near East and Japan, amounted to 19.0%, 31.4%, and 38.4% of product sales in 2002, 2001 and 2000, respectively. No foreign customer accounted for more than 10% of product sales in 2002. One foreign customer accounted for 10.7% of product sales in 2001 and for 13% of product sales in 2000. In 2002 one U.S. customer accounted for 13.4% of product sales. One U.S. customer accounted for 17.7% of product sales in 2001, one U.S. customer accounted for over 13% and another for 12.2% of product sales in 2000.

        Within the Laser Systems customer sector, sales in 2002 were down 35% from the prior year, reflecting the impact of declines in laser systems shipments for semiconductor inspection equipment and telecommunications applications. 2001 had been an exceptionally strong year for the Company and its products serving these sectors. The Company competes for market share to increase its revenue levels for these products, and the Company continues to develop, and to seek to acquire, complementary products to broaden its product lines. The laser industry is expected to experience renewed growth as new applications are demonstrated continually. The Company also serves the laser industry as a supplier of custom optics and as such continues to seek opportunities to increase revenues from this customer sector.

        Demand in the Semiconductor Tools market for the Company's products continued to be weak in 2002, as that customer sector continued to be in the grip of the deepest cyclical downturn in decades with its attendant drop-off in capital spending on new tools and instruments. Sales in 2002 were off 25% from the prior year. Nevertheless, the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for Inrad's capabilities in precision optics, crystal products, and monochrometers.

        The Telecommunications customer sector experienced a precipitous downturn in 2001, and remained "dead" throughout 2002, with virtually no new sales of miniature waveplates, and limited sales of components for inspection instruments. The Company's future participation as a supplier to the network component manufacturers will depend upon the technology approaches employed at the time the industry recovers. In the meantime, Inrad has an ongoing program to improve manufacturing capabilities and productivity through process re-engineering and acquisition of complementary capabilities. Such improvements are important to optimizing cost structure in this highly competitive market sector.

        The Company is a provider of specialty crystals for defense electro-optical systems, in particular missile warning sensors and systems intended to protect aircraft, and laser systems. The Company produces proprietary product lines of ultra-violet band-pass filter crystals. The volume of shipments of these crystals depends on the Defense Department budget and its priorities, and the timing of contracts from the U.S. and foreign governments to the Company's customers. In the post- 9/11 era, government spending priorities for such systems have risen sharply and deployment has been accelerated. Additionally, U.S. political leaders have proposed adapting such systems as well to the protection of commercial aircraft. The Company's sales for such products to this customer sector increased by 14% in 2002, and bookings are expected to increase significantly in 2003, with ramp-up of shipments and revenues throughout the year. Revenues from this source are expected to continue at a historically high rate for several years. The Company also provides custom optics and infrared crystals to the defense sector. Demand for these products is expected to remain high.

        The University and National Laboratories customer sector weakened significantly in 2002, as research budgets and priorities changed rapidly. However, this sector remains an important source of revenues and new product introduction opportunities for the Company.

Long-Term Contracts

        Certain of the Company's orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year. In such cases the Company attempts to obtain firm price commitments from its raw material suppliers for the materials necessary to fulfill the order.

Marketing and Business Development

        The Company markets its products domestically through its own sales staff, supervised by the Vice President—Marketing and Sales, and two Vice Presidents of Business Development. Independent sales agents are used in countries in major non-US markets, including Canada, Europe, the Near East and Japan.

        The Company increased its sales and marketing staff to four professionals and two support personnel during 2002.

Backlog

        The Company's order backlog as of December 31, 2002 included $1,300,000 of product orders and approximately $28,000 of R&D contracts. Backlog on December 31, 2001 included $1,541,000 of product orders and approximately $89,000 of contract R&D; On December 31, 2000, the backlog included $3,448,000 of product orders and $200,000 of contract R&D. The Contract R&D backlog has declined as forecast in keeping with the Company's strategic refocusing of operations onto sales of products and non-R&D services.

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

Employees

        As of December 31, 2002, the Company had 50 full time employees and no part time employees. As of December 31, 2001, the Company had 57 full time employees and 1 part time employee. As of December 31, 2000, the Company had 74 full-time employees and 9 part-time employees. The Company provides health, dental, disability and life insurance, a 401(k) plan, as well as sick leave, paid holidays and vacations to its full-time employees and has an incentive pay program covering all employees. None of its employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Patents and Licenses

        The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry. The Company takes precautionary and protective measures to safeguard its design, technical and manufacturing data and relies on nondisclosure agreements with its employees to protect its proprietary information.

        In 2002 the Company was awarded two patents for two crystal material inventions resulting from its research programs in the field of UV filter crystals.

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

        Foreign sales of certain of the Company's products may require export licenses from the United States Department of Commerce or Department of State. Such licenses are generally available to all but a limited number of countries and are obtained when necessary.

        There are no federal regulations nor any unusual state regulations which directly affect the sale of the Company's products other than those environmental compliance regulations which generally affect companies engaged in manufacturing operations in New Jersey.

Business Risk

(a)  As general economic conditions deteriorate, our financial results suffer.

        Significant economic downturns or recessions in the United States or Europe could adversely affect our business, by causing a temporary or longer term decline in demand for our goods and services. Additionally, our revenues and earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

(b)  Many of our customers industries are cyclical.

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

(c)  We face competition.

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

(d)  Our manufacturing processes require products from limited sources of supply.

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

(e)  Our business success depends on our being able to recruit and retain key personnel.

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

(f)    We depend on, but may not succeed in, developing and acquiring new products and processes.

        In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, and to develop new processes and to improve existing processes. As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to our business. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a way that achieves market acceptance or other pertinent targeted results. Nor can we be sure that we will be successful in acquiring complementary businesses, products, or technologies. Failure to do so could have a material adverse affect on our ability to grow our business

(g)  We may not be able to fully protect our intellectual property.

        We do not currently hold any material patents applicable to our most important products or manufacturing processes and instead rely on a combination of trade secret, and employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps we take will be adequate to prevent misappropriation of our technology. Also, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition.

(h)  We may not succeed in our strategy of acquiring complementary businesses or in integrating acquired businesses.

        Our business strategy includes expanding our production capacities, our product lines and our market reach through both internal growth and acquisition of complementary businesses. We may not succeed in finding or completing acquisitions of such businesses, nor can we be assured that we will be able to raise the financial capital needed for the acquisition. Acquisitions may result in per share financial dilution of our common stock from the issuance of equity securities. They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations. Also, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. To date, we have had little experience in acquiring or integrating businesses.

(i)    Our operations may be adversely affected if we fail to keep pace with industry developments.

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

(j)    Product yield problems and product defects that are not detected until in service could increase our costs and/or reduce our revenues.

        Changes in our own or in our suppliers' manufacturing processes, or the use of defective or contaminated materials by us, could result in an adverse effect on our ability to achieve acceptable manufacturing yields, delivery performance, and product reliability. To the extent that we do not achieve such yields, delivery performance or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected. Additionally, our customers may discover defects in our products after the products have been put into service in their systems. In addition, some of our products are combined by our customers with products from other vendors, which may contain defects, making it difficult and costly to ascertain whose product carries liability. Any of the foregoing developments could result in increased costs and warranty expenses, loss of customers, diversion of technical resources, legal action by our customers, or damage to the Company's reputation.

(k)  Our stock price may fluctuate.

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

(l)    International sales account for a significant portion revenues.

        Sales to customers in countries other than the United States accounted for approximately 19%, 31% and 38% of revenues during the years ended December 31, 2002, 2001, and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In particular, although our international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse effect on our business, financial condition or results of operations, by making us less price-competitive than foreign manufacturers

Item 2. Properties

        The Company occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006. The Company has an option to renew the lease for an additional term of five years, and to lease 11,000 square feet of additional adjoining space in the same building commencing in 2003. The 2002 annual rent was approximately $224,000. The Company also paid real estate taxes and insurance premiums that total to approximately $41,000 during 2002. The Company also leases approximately 950 square feet of space at 148 Veterans Drive, Northvale, New Jersey pursuant to a gross lease renewable on a month-to-month basis.

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

        The following table sets forth the range of closing prices for the Common Stock in each fiscal quarter from the quarter ended March 31, 2001 through the quarter ended December 31, 2002 as reported by the National Association of Securities Dealers NASDAQ System. Such Over the Counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

	Price
	High	Low
Quarter ended December 31, 2002	.570	.300
Quarter ended September 30, 2002	.820	.250
Quarter ended June 30, 2002	1.100	.700
Quarter ended March 31, 2002	1.850	.910
Quarter ended December 31, 2001	1.320	.750
Quarter ended September 30, 2001	4.000	1.320
Quarter ended June 30, 2001	4.750	2.750
Quarter ended March 31, 2001	7.750	3.668

(b)  Holders

        As of February 24, 2003, there were approximately 650 record owners of the Common Stock. The number of record owners of common stock was approximated based upon the number of Proxy Statements requested by the Company's Transfer Agent for the Annual shareholders' Meeting held August 7, 2002.

(c)  Dividends

        The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2002, 2001 or 2000. The Company paid a common stock dividend of 134,000 shares of common stock on its Series A and Series B convertible preferred stock in 2002, valued at $121,000. The Company paid a common stock dividend of 92,000 shares of common stock on its Series A and Series B convertible preferred stock in 2001, valued at $155,000. Payment of cash dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the immediate future.

(d)  Recent Sales of Unregistered Securities

        In 2002 the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,000,000. The Holder of the Note is a related party to a major Shareholder of the Company. The note bears interest at the rate of 6% per annum and has a maturity date of January 31, 2006. The note is convertible into common shares of the Company at a conversion price that shall be (a) the price at which common stock is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 12 months of the date of the Note, December 31, 2002.

Item 6. Selected Financial Data

        The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or For the Year Ended December 31,
	2002 $	2001 $	2000 $	1999 $	1998 $
Revenues	5,569,118	8,075,205	7,909,967	6,206,092	5,350,868
Net (Loss)Profit	(1,715,972)	43,634	707,869	21,789	(631,768)
Net (Loss)Profit applicable to common shareholders
Basic	(.35)	(.02)	.14	.01	(0.30)
Diluted	(.35)	(.02)	.12	.01	(0.30)
Weighted average shares
Basic	5,210,322	5,046,666	4,563,350	4,096,078	2,119,609
Diluted	5,210,322	5,046,666	5,608,513	4,096,078	2,119,609
Dividends Paid	120,600	155,000	50,000	None	None
Total Assets	8,508,925	8,599,072	7,829,755	4,113,227	3,538,157
Long-Term Obligations	1,188,512	287,170	326,059	350,000	350,000
Shareholders' Equity	5,049,879	6,745,489	6,388,780	2,995,161	2,473,372

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Critical Accounting Policies

        Our significant accounting polices are described in Note 1 of the consolidated financial statements, that were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our actual results may differ from these estimates.

        We believe that the following summarizes critical accounting polices that require significant judgments and estimates in our preparation of our consolidated financial statements.

        The Company records revenue, other than on Contract R&D revenues, when product is shipped. Revenue on Contract R&D is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized through out the performance of the contracts. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. Losses on contracts are recorded when identified.

        The Company records an allowance for doubtful accounts receivable as a charge against earnings for revenue for items that have been reviewed and carry a risk of non-collection in the future. The Company has not experienced a non-collection of accounts receivable materially affecting the results of operations.

        The Company records slow moving inventory reserve as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months. An additional reserve is recorded for product on hand that may not be sold to customers within the upcoming twelve months.

        From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can be reasonably estimated.

Results of Operations

        The following table summarizes the Company's product sales by product categories, and contract research and development sales during the past three years:

	Year Ended December 31,
Category	2002 Sales	%	2001 Sales	%	2000 Sales	%
Crystals and Components	$2,289,098	40	$2,223,256	35	$2,953,000	37
Custom Optics	2,136,807	38	3,211,793	40	3,145,956	40
Systems & Instruments	1,155,816	21	1,850,988	23	766,00	10

Subtotal	5,481,721	99	7,886,037	98	6,864,956	87
Contract Research & Development	87,397	01	189,168	02	1,045,011	13

TOTAL	$5,569,118	100	$8,075,205	100	$7,909,967	100

        The next table sets forth, for the past three years, the percentage relationship to total revenues from product sales and contract research and development of certain items included in the Company's consolidated statement of operations.

	Year ended December 31,
	2002%	2001%	2000%
Revenues:
Product Sales	98.4	97.7	86.8
Contract Research and Development	1.6	2.3	13.2

	100.0	100.0	100.0
Costs and Expenses:
Cost of Goods Sold*	83.9	63.6	54.7
Contract Research and Development*	72.2	33.6	113.7

Product Gross Profit Margin	16.1	36.4	45.3
Selling, General and Administrative Expenses	40.9	31.0	27.8
Internal Research and Development**	2.4	2.6	5.4
Process Re-Engineering Expenses	—	3.7	—

(Loss) Income From Operations	(27.0)	(.01)	5.1
Net (Loss) Profit	(30.1)	.5	8.9

*
calculated as a percentage of their respective revenues
**
calculated as a percentage of product sales

Total Revenues

        Total revenues decreased 31% to $5,569,118 in 2002. Total revenues increased 2% to $8,075,205 in 2001 from $7,909,967 in 2000, a new record for the Company.

Product Sales

        Product sales were $5,481,721, $7,886,037, and $6,864,956, in 2002, 2001 and 2000 respectively. Product sales in 2002 reflected 98.4% of total sales and were 30% lower than in 2001. Product sales in 2001 were 14.9% higher than in 2000, reflecting 97.7% of total revenues.

        New bookings of product orders in 2002 were $5,190,000, 14% lower than in 2001. New bookings of product orders in 2001 were $5,979,000, approximately 22% lower than in 2000.

        The product book to bill ratio was 0.96, .76, and 1.29 in 2002, 2001, and 2000, respectively.

        The Company's backlog of product orders as of December 31, 2002 was approximately $1,300,000, compared to approximately $1,541,000 as of December 31, 2001 and $3,448,000 at December 31, 2000.

        The decline in revenues in 2002 was sharpest in the Custom Optics area, off by $1,075,000 from the prior year. Continuing excess inventories and lack of demand from customers in the Semiconductor Process Control and Inspection sector and Telecommunications Instrument sector characterized 2002. Additionally, sales of Systems and Instruments were off $695,000 in 2002 from the record high of $1,851,000 in 2001. System and Instrument sales declines reflected decreased demand from the R&D sector partially in light of federal budget funding uncertainties for R&D in the aftermath of 9/11. This was in contrast to System and Instrument sales in 2001, when demand for these laser accessory products was strong from customers in the Laser OEM and University and National Lab (i.e. R&D) industry sectors.

        Sales of Custom Optics in 2001 had been up 2% compared to the prior year at $3,211,793, following a 31% increase the prior year, but were disappointing when compared to expectations only a year earlier. The precipitous and unprecedented rapid drop in demand from OEM's in the Telecommunications and Semiconductor Inspection and Process Control sectors slowed order intake significantly in 2001; this slowness continued throughout 2002. Several OEM customers in these sectors required delivery "push-outs" into 2002. Nevertheless, revenues for Custom Optics in 2001 were at a historic high, helped by a strong backlog at the beginning of the year, a contract from a major new OEM, and continuing new orders from customers engaged in new product development.

        Sales of Crystals and Components in 2002 were up 3% from the prior year, following a 25% decline the year before. This relatively good result for 2002, in a year when demand overall was weak, resulted from a strong increase in demand from Defense Electro-Optics sector customers for crystal components.

        Sales to Laser Systems manufacturers in 2002 decreased 35% to $1,699,000, or 31% of product sales, as compared with $2,602,000 or 33% of product sales in 2001. OEM customers reported increasing inventories as demand slackened.

        Sales to Semiconductor sector equipment manufacturers in 2002 declined 25% to $1,535,000, or 28% of product sales, as compared with $2,050,000 or 26% of product sales in 2001. Sales to semiconductor sector equipment manufacturers in 2001 increased 61% to $2,069,000, or 26% of product sales, as compared with $1,285,000 or 19% of product sales in 2000.

        Sales to Telecommunications sector equipment manufacturers in 2002 declined 71% to $274,000, or 5% of product sales, as compared with $983,000 or 12% of product sales in 2001. Sales to the telecommunications sector in 2001 decreased 27% to $983,000, or 12% of product sales, as compared with $1,353,00 or 20% of product sales in 2000.

        Sales to Government and Defense sector customers in 2002 increased 14% to $987,000, or 18% of product sales, as compared with $856,000 in 2001. Sales to Government and Defense industry customers in 2001 decreased 25% to $856,000, or 11% of product sales, as compared with $1,150,000 or 17% of product sales in 1999.

        Sales to researchers in Universities and National Laboratories declined by 52% to $493,000, or 9% of product sales, as compared with $1,002,000 or 13% in 2001. Sales to researchers in Universities and National Laboratories in 2001 increased 15% to $1,002,000, or 13% of product sales, as compared with $687,000 or 10% in 2000.

        International product sales, as a percentage of total product sales, were 19.0%, 34.1%, and 38.6%, for 2002, 2001, and 2000, respectively.

Cost of Goods Sold and Gross Profit Margin

        As a percentage of product sales, cost of goods sold was 83.9%, 63.6% and 54.5% for the years ended December 31, 2002, 2001 and 2000, respectively. Gross profit margin as a percentage of product sales was 16.1%, 36.4%, and 45.5% for 2002, 2001, and 2000, respectively.

        In 2002 cost of goods sold percentage increased due to declining sales volumes and draw-down of inventories. Fixed costs are a major component of the total cost structure. Management and the Board of Directors decided to reduce such costs in 2002 only up to the point where further reductions would impede the Company's ability to perform for its current customers or to rebound in future when macroeconomic conditions improve. The implementation of head-count reduction, reduced work-hours, and other cost saving measures decreased non-inventory expenses by approximately 15%. The reduction of these expenses could not offset the impact of a sales volume decline of 30%. In 2001 the cost of goods sold percentage increased due to increased manufacturing overhead costs for newly formed departments including production control and manufacturing engineering and the absorption of additional overhead costs in production that resulted from decreased volumes in Contract R&D sales.

        Costs of purchased components have been relatively stable in 2002, 2001 and 2000. Unit costs of raw materials such as crystal quartz and high grade optical glasses have increased in the last year.

        Unit labor costs rose in all years. In 2000 labor costs increased as well due to payment of bonuses under the Company's incentive pay program, in which bonus income is earned by all employees when the Company meets or exceeds its operating profit and revenue targets. No bonus income was earned in 2002 or 2001.

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

        Contract research and development revenues were $87,397, $189,168, and $1,045,011 for the years ended December 31, 2002, 2001 and 2000, respectively. Related contract R&D expenditures, including allocated indirect costs, were $63,098, $63,530, and $1,188,647. One new Contract R&D program, valued at $70,000, was booked in 2002. Revenue in 2002 came mainly from activities on that contract. The decline in Contract R&D revenues is part of a strategic re-focusing by the Company of its resources onto sales of products and non-R&D services, and the lack of availability of R&D funding for crystal materials research.

        The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses in 2002 decreased $226,000 or 9.0% compared to 2001.

        The decrease in 2002 was attributable to overall reduction in personnel costs as well as cost savings implemented in other expense areas. The costs decreased despite the implementation of the Company's plan to augment its sales force during the year. The Company will continue to seek ways to reduce costs during this current economic downturn.

        There was a decrease in expenses in 2001 related to lower legal fees and costs relative to raising additional capital. However, significant increased costs were incurred in SG&A because of inclusion of administrative costs that had previously been allocated to R&D contracts, because of increases in personnel dedicated to the implementation of new internal computer network and Enterprise Resource Planning System (ERP), because of costs associated with the Company's implementation of a proactive merger and acquisition program aimed at finding and evaluating complementary businesses and products, and by increased business travel expenses.

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

Internal Research and Development Expenses

        Company-funded research expenditures during the years ended December 31, 2002, 2001, and 2000 were $134,424 (2.5% of product sales) $201,603 (2.6% of net product sales), and $369,643 (5.4% of net product sales). During 2000 the Company sold its tunable mid-IR laser technology to an instrument company as part of the Company's strategy to concentrate its resources on its core business. The sale was responsible for curtailment of what had been a large portion of IR&D expenditures in the prior year and the first half of fiscal year 2000.

        During 2002 and 2001, the Company narrowed its focus of internal research and development efforts onto new crystal products and production methods, and new optical component manufacturing technologies. As a result, internal R&D expenditures declined in 2002, and are expected to continue at this level in 2003.

Special Charges

        At the end of 2000, the Company announced a sweeping manufacturing process re-engineering program to modernize manufacturing methods, implement modern production machinery, incorporate a production control function for planning and scheduling, modernize and reconfigure its physical plant for efficient operational flow, increase labor productivity, improve operating margins, and lead ultimately to ISO certification of the Company. The special charges associated with this program were $299,763 ($.06 per share on a basic and diluted basis) for the year ended December 31, 2001. This effort continued throughout 2002, although at a greatly diminished rate.

Operating Income

        Losses from operations in 2002 were $(1,504,400) compared to operating losses of $(6,104) in 2001 and operating income of $400,478 in 2000. Losses during 2002 were due to continued weak demand in major market sectors served by the Company and its products. Losses in 2001 were the result of special charges associated with the manufacturing reengineering program.

Other Income and Expenses

        Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company. During 2001, the company received $44,800 from the sale of 40,000 shares of an equity derivative received as part of the compensation from the sale of its tunable mid-IR laser technology in 2000.

Preferred Stock Dividend

        During 2002 dividends in common stock valued at $120,600 were issued to holders of the Company's Class B preferred stock (84,000 shares of common stock valued at $.90 per share) and the holder of the Company's Class A preferred stock (50,000 shares valued at $.90 per share). During 2001 dividends in common stock valued at $155,000 were issued to holders of the Company's Class B preferred stock (42,000 shares of common stock valued at $2.50 per share) and the holder of the Company's Class A preferred stock (50,000 shares of common stock at $1.00 per share). Net income used in earnings per share calculations included these charges in 2002 and 2001 in order to derive net income available to common shareholders in. In 2000, common stock dividends of $50,000 were issued to holders of the Company's Class A preferred stock (50,000 shares of common stock valued at $1.00 per share).

Income Taxes

        The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2002, the Company had a net deferred tax asset of approximately $2,826,000, the primary component of which was its significant net operating loss carry forward. The Company has established a valuation allowance to offset this deferred tax asset in the event that the tax asset will not be realized in the future. In 2002, $100,000 of the deferred tax asset previously classified as an asset was eliminated due to the Company's recurring losses and uncertainty as to the Company's ability to generate taxable income in future years.

Inflation

        The Company's policy is to periodically review pricing of its products to keep pace with current costs, market demands, and competitive factors. As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions. The impact of inflation on the Company's business has not been material to date.

Liquidity and Capital Resources

        During the second quarter of 2002 the Company received $1,000,000 from its bank collateralized by equipment. The loan is for a 3 year period with a 5 year amortization and bears an interest rate of 5.61%. Due to violation of certain bank covenants in 2003 the loan has been classified as a current liability.

        At the end of the fourth quarter of 2002 the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note. The note is due in January 2006 and bears an interest rate of 6%. Interest accrues yearly and along with principal may be converted to common stock at a conversion rate equal to the purchase price of stock issued for cash after the date of the note to an unrelated third party investor, or if no such issuance takes place within twelve months of the date of the note, at a price mutually agreed upon as fair value by issuer and holder. The holder of the note is a related party to a major shareholder of the Company.

        The Company had available a $1,000,000 Line of Credit from its bank. The note bears interest at the Bank's prime rate and is payable upon demand. The note is secured by certain assets of the Company. Borrowings against this note were approximately $750,000 as of December 31, 2002. The borrowings under this line are currently limited to approximately $750,000 until covenant violations are remedied. The Company is currently working with the bank to develop criteria that will allow for permanent reestablishment of the loans. Such criteria may include, but are not limited to, successful implementation of the Company's acquisition program, increased sales volumes and return to profitability. Interest and principal payments due on both loans are, and have always remained, current.

        Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2002, 2001 and 2000 were approximately $554,000, $2,224,000, and $582,000, respectively. Capital expenditures in 2002 and 2001 were used for expansion and renovation of facilities and for the acquisition of equipment. The expenditures were financed in part from capital raised in the 2000 private offering of series B convertible preferred stock and in part by the asset loan secured in the second quarter of 2002. There are no major expenditures for capital equipment anticipated for FY 2003.

        A summary of our contractual cash obligations at December 31, 2002 is as follows:

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Note payable-bank	$751,074	$751,074	$—	$—	$—	$—	$—
Note payable-other	124,917	124,917	—	—	—	—	—
Current portion of long-term debt	927,549	927,549	—	—	—	—	—
Operating leases	863,000	210,000	210,000	218,000	225,000	—	—
Capital leases including interest	360,599	140,579	124,543	95,477	—	—	—
Total contractual cash obligations	$3,027,139	$2,154,119	$334,543	$313,477	$225,000	$—	$—

Overview of Financial Condition

        As shown in the accompanying financial statements, the Company reported a net loss of $(1,716,000) for 2002 and net income of approximately $44,000, and $708,000 for the years ended December 31, 2001, and 2000. During the past three years, the Company's working capital requirements were met by additional bank borrowings, issuance of subordinated notes and issuance of common and preferred stock to shareowners.

        EBITDA for 2002 was $(985,000) and net cash used in operations was $(807,000). Operating capital was augmented by borrowings of $1,000,000 from the Company's asset based credit facility. EBITDA for 2001 was approximately $351,000 and net cash used in operations was approximately $(470,000). Operating capital was augmented by borrowings of $750,000 from the Company's revolving credit agreement.

        In January of 2002 the Company was successful in securing a $1,000,000 revolving credit line, and a $1,000,000 asset based term loan. Total additional borrowing against these credit facilities provided the working capital required in 2002. The Company is currently in violation of certain covenants provided for in the loan agreements.

        In December 2002 the company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note. The Company is anticipating continued distressed market conditions during 2003 and will use the proceeds from the note to meet its working capital needs in 2003.

        Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations and use of available cash reserves, will provide adequate liquidity for the Company's operations in 2003.

        The Company has an active program to align its expenses with present and projected revenues and with its commitments to its customers. During the recessionary year of 2001, employment was reduced in September from 83 to 69, a decline of 17%, through lay-off and attrition. Senior executives of the Company voluntarily accepted a 15% cut in pay, and Directors' fees were reduced 20%. In the first week of January 2002, employment was further reduced to 58, a further decline of 16%, through lay-off and attrition. Reductions were again made in January 2003 to 50 employees, reflecting the continued business weakness. The Company believes that its current cash reserves coupled with its cost reduction and control program will allow the Company to maintain its fiscal viability throughout 2003.

        The Company announced in 2002 that it is intent on implementing a plan to transform the Company into a portfolio of businesses serving the Photonics industry. A merger and acquisitions advisory firm, The DAK Group, was employed in the fourth quarter of 2002 to assist management in this process. Capital needed to make the acquisitions or mergers will be through the issuance of equity-based instruments, necessary to achieve this plan.

        No assurances can be given that we will be able to identify and attract appropriate acquisition targets or raise the capital required.

Item 7A.    Discussion of Market Risk

        Effect of interest rate fluctuations on interest sensitive financial instruments.

        We are exposed to changes in interest rates from investments in certain money market accounts. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive money market accounts at December 31, 2002.

Item 8.    Financial Statements and Supplementary Data

        The Company's consolidated financial statements are set forth on pages F-1 through F-19.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Name and Age	Since	Director Positions; Experience Business
Thomas Lenagh, 76	1998
		Chairman of the Board of Directors (May 2000–Present). Management Consultant (1990–Present) Past Chairman and CEO, Systems Planning Corporation Financial Vice President, the Aspen Institute Treasurer and Chief Investment Officer, The Ford Foundation Captain, US Navy Reserve (ret.)
Daniel Lehrfeld, 59	1999
		Director President and Chief Executive Officer (2000–present), President and Chief Operating Officer(1999–2000), Vice President/General Manager (1995–1999) Raytheon/GM Hughes Electro-Optics Center, President (1989–1991) New England Research Center, (subsidiary) Deputy General Manager (1989–1995) & Director, Business Development, International Business, Operations, Cryogenic Products Magnavox Electronic Systems E. Coast Div., Deputy Sector Director & Program Director Philips Laboratories Briarcliff North American Philips, Group Leader/Project Leader Grumman Aerospace Corporation
Frank Wiedeman, 89	1998	Director Executive Director (1980–Present) American Capital Management Inc.
Jan Winston, 66	2000	Director Principal (1997–Present) Winston Consulting, Division Director/General Manager (1981–1997) IBM Corporation. Executive positions held in Development, Finance and Marketing.
John Rich, 65	2000
		Director Vice President/General Manager (1999–2002) Power Electronics Division, C&D technologies President (1990–1999), Raytheon/GM Hughes Optical Systems Vice President (1983–1989), Perkin Elmer Microlithography, Electro-Optics, and Systems Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory

        The directors hold office for staggered terms ranging from one to three years.

Executive Officers of the Registrant

        The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company
Daniel Lehrfeld, 59	1999	President and Chief Executive Officer
Maria Murray, 45	1993	Sr. Vice President—Business Development
William S. Miraglia, 53	1999	Chief Financial Officer and Secretary
Devaunshi Sampat, 49	1999	Vice President—Sales and Marketing
Thomas A. Caughey, 53	2000	Vice President—Product R&D and Customer Support
James J. Hoey, 58	2002	Vice President—Business Development Custom Optics

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

        Thomas A. Caughey joined the Company in 1978. He has focused on the development and improvement of the Company's crystal devices and systems, and on their application by the Company's numerous customers. In 2000, he was appointed Vice President of R&D and Customer Support. Prior to joining INRAD, Dr. Caughey was a Research Associate at Texas Tech University. He holds a Doctorate in Physical Chemistry from the University of Wisconsin—Madison, and a B.S. degree in Chemistry from the University of Michigan—Ann Arbor.

        James J. Hoey joined the Company in 2002 as Vice President of Business Development for Custom Optics. Prior to joining INRAD, he was Manager for Business Development for Zygo Corporation for three years, and Business Unit Manager and Business Development Manager for Deposition Sciences for five years. Earlier, at Spectra Physics Lasers, Uniphase Corporation, and Melles Griot Corporation, he held marketing and sales management positions. He holds a bachelor's degree in aerospace engineering from Northrop Institute of Technology.

        Each of the executive officers has been elected by the Board of Directors to serve as an officer of the Company until the next election of officers, as provided by the Company's by-laws.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the cash compensation paid by the Company and its subsidiaries, to o with respect to the Company's Officers, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

Name and Position	Year	Salary			Bonus		Stock Options
Daniel Lehrfeld, President and Chief Executive Officer	2002 2001 2000	$ $ $	148,000 156,000 164,000		$ $	32,500* None 50,000	110,000 None 360,000
Maria Murray, Vice President, Business Development	2002 2001 2000	$ $ $	107,000 115,000 121,000			None None None	89,000 None 60,000
Devaunshi Sampat, Vice President, Sales and Marketing	2002 2001 2000	$ $ $	105,000 139,000 150,000		$	None None 17,600	59,500 None 31,000
William Miraglia Vice President, Chief Financial Officer	2002 2001 2000	$ $ $	101,000 105,000 110,000		$	None None 17,500	45,000 None 18,000
James Hoey	2002		$100,000	**		None	60,000

*
Reflects deferred payout of bonus granted in recognition of asset sale in 2000. Full proceeds invested in Company Series B Preferred stock.

        The Company is party to an employment agreement with this officer that provides for a minimum annual salary.

        The aggregate minimum commitment under this agreement is as follows:

Year Ending December 31,
2003	$175,000
2004	$175,000
2005	$175,000
2006	$175,000
Thereafter	$175,000
**
Reflects payroll paid since hire date, October 2002.

  During the periods covered, no Officer received perquisites (i.e., personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

Compensation of Directors

        Each non-employee director is paid $400 for each board meeting they attend, and $200 for each conference call meeting in which they participate.

        Compensation Committee Interlock and Insider Participation in the compensation committee

        Frank Wiedeman, Director

        Jan Winston, Director

        John Rich, Director

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table presents certain information with respect to the security ownership of the directors of the Company and the security ownership of each individual or entity known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 2003. Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options, (including "out-of-the-money optons"), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity. The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.

Name and Address	Percent of Number of shares		Common Stock
Clarex, Ltd. Bay Street and Rawson Square P.O. Box N 3016 Nassau, Bahamas	3,266,914	(1)	52.9
Welland, Ltd. Bay Street and Rawson Square P.O. Box N 3016 Nassau, Bahamas	2,380,958	(2)	31.1
Warren Ruderman 45 Duane Lane Demarest, NJ 07627	1,467,046		27.8
Daniel Lehrfeld c/o INRAD, Inc.	413,400	(3)	7.4
Hoechst Celanese Corp. Routes 202-206 North Box 2500 Somerville, NJ 08876	300,000		5.7
Thomas Lenagh c/o INRAD, Inc.	86,900	(4)	1.6
Frank Wiedeman c/o INRAD, Inc.	78,400	(5)	1.5
John Rich c/o INRAD, Inc.	7,100	(6)	0.3
Jan Winston c/o INRAD, Inc.	8,000	(7)	0.2
Directors and Executive Officers as a group (8 persons)	819,235	(8)	13.9

(1)
Including 900,000 shares subject to convertible preferred stock exercisable or convertible within 60 days.

(2)
Includes 2,380,952 shares subject to convertible promissory notes at a stated conversion of $0.42, the market value of the Company's common shares on the date of issuance of the Note.

(3)
Including 48,000 shares subject to convertible preferred stock and 258,200 shares subject to options exercisable within 60 days.

(4)
Including 61,900 shares subject to options exercisable within 60 days.

(5)
Including 28,400 shares subject to options exercisable within 60 days.

(6)
Including 12,000 shares subject to convertible preferred stock and 3,300 shares subject to options exercisable or convertible within 60 days.

(7)
Including 4,000 shares subject to convertible preferred stock exercisable or convertible within 60 days and 3,400 shares subject to options exercisable or convertible within 60 days.

(8)
Including 620,755 shares subject to convertible preferred stock, stock options, and warrants exercisable within 60 days.

Equity Compensation Plan Information

        The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our Key Employee Compensation Plan and our 2000 Equity Compensation Program, as of December 31, 2002. These plans were our only equity compensation plans in existence as of December 31, 2002.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Equity Compensation Plans Approved by Shareholders	1,173,800	$1.69	660,200
Equity Compensation Plans Not Approved by Shareholders

TOTAL	1,173,800		660,200

Item 13. Certain Relationship and Related Transactions

        During the years ended December 31, 2002, 2001 and 2000 approximately 4%, 3%, and 6%, respectively of the Company's net product sales were through a foreign agent, in which, Warren Ruderman a principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

        During 2002, Welland Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, resulting in proceeds to the Company of $1,000,000.

        During 2000, Clarex, Ltd., a shareowner and debt holder purchased 1000 shares of 10% convertible preferred stock for $1,000,000, converted a 10% convertible secured note and received 200,000 shares of the Company's common stock and exercised 345,000 of warrants and received 345,000 shares of the Company's common stock.

        During 2000, the following directors and officers of the Company purchased 263 shares of 10% convertible preferred stock for $263,000:

Daniel Lehrfeld, President and CEO	$120,000
John Rich, Director	$30,000
Jan Winston, Director	$10,000
Maria Murray, VP business Development	$50,000
Devaunshi Sampat, VP Sales & Marketing	$20,000
William S. Miraglia, Chief financial Officer	$23,000

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

26

PART IV

Item 14B.    Form 8K Filed:

        Convertible Subordinated Promissory Note, filed January 16, 2003.

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
See Index to Consolidated Financial Statements at F-1.

(b)
Exhibits filed as part of this report:

        The following exhibits are incorporated by reference to exhibits in the Company's Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983:

Present Exhibit No.	Description of Exhibit	Exhibit No. in Registration Statement or or Amendments
3.1	Restated Certificate of Incorporation, as amended.	3.1 of Amendment No. 1.
3.2	By-laws, as amended.	3.2 of Amendment No. 1.
3.3	Certificate of Amendment of Certificate of Incorporation
3.4	Exhibit A—Series A 10% Convertible Preferred Stock
3.5	Exhibit B—Series B 10% Convertible Preferred Stock

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

10.2*	INRAD, Inc. Key Employee Compensation Plan.

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

        The following exhibits are incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999:

10.10*	Employment contract with Devaunshi Sampat.
10.11*	Employment contract with Daniel Lehrfeld.
10.12*	INRAD, Inc. 2000 Equity Compensation Program.
11.1	A statement regarding computation of per-share earnings is omitted because the computation can be clearly determined from the material contained herein.
23.2	Consent from Holtz Rubenstein & Co, LLP.

*
Management contracts and employment agreements

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD INC.
By:	/s/ DANIEL LEHRFELD Daniel Lehrfeld Chief Executive Officer
Dated: April 2, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS LENAGH Thomas Lenagh	Chairman of the Board of Directors	April 2, 2003
/s/ DANIEL LEHRFELD Daniel Lehrfeld	President, Chief Executive Officer and Director	April 2, 2003
/s/ FRANK WIEDEMAN Frank Wiedeman	Director	April 2, 2003
/s/ JOHN RICH John Rich	Director	April 2, 2003
/s/ JAN WINSTON Jan Winston	Director	April 2, 2003
/s/ WILLIAM S. MIRAGLIA William S. Miraglia	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 2, 2003

CERTIFICATION FOR 10-K

I, Daniel Lehrfeld, certify that:

  1.
  I have reviewed this annual report on Form 10-K of INRAD, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003

/s/ DANIEL LEHRFELD Chief Executive Officer

CERTIFICATION FOR 10-K

I, William S. Miraglia, certify that:

  1.
  I have reviewed this annual report on Form 10-K of INRAD, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003

/s/ WILLIAM S. MIRAGLIA Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of INRAD, Inc. on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Daniel Lehrfeld, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: April 2, 2003

/s/ DANIEL LEHRFELD Daniel Lehrfeld Chief Executive Officer

        This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of INRAD, Inc. on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Daniel Lehrfeld, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (3)  The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        (4)  The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: April 2, 2003

/s/ WILLIAM S. MIRAGLIA William S. Miraglia Chief Financial Officer

        This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.

INRAD, INC. AND SUBSIDIARY

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2002

Independent Auditors' Report

Board of Directors and Shareowners
Inrad, Inc. and Subsidiary
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad, Inc. and0 Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareowners' equity and cash flows for the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrad, Inc. and Subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 14, 2003

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,155,074	$548,949
Accounts receivable, net of allowance for uncollectible accounts of $40,000 and $54,000, in 2002 and 2001	1,041,262	1,295,394
Unbilled contract costs	341,541	391,756
Inventories	2,082,932	2,356,884
Other current assets	80,675	140,366

Total current assets	4,701,484	4,733,349

PROPERTY AND EQUIPMENT, net:
Property and equipment at cost	9,307,753	8,754,197
Less: accumulated depreciation and amortization	(6,008,008)	(5,499,498)

Total property and equipment	3,299,745	3,254,699

PRECIOUS METALS	309,565	309,565
DEFERRED TAXES	—	100,000
OTHER ASSETS	198,131	201,459

TOTAL ASSETS	$8,508,925	$8,599,072

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Note payable—Bank	$751,074	$750,000
Note payable—Other	124,917	—
Current portion of long term debt	927,549	—
Accounts payable and accrued expenses	368,337	729,392
Current obligations under capital leases	98,657	87,021

Total current liabilities	2,270,534	1,566,413
SUBORDINATED CONVERTIBLE PROMISSORY NOTE	1,000,000	—
CAPITAL LEASE OBLIGATIONS	188,512	287,170

Total liabilities	3,459,046	1,853,583

COMMITMENTS SHAREOWNERS' EQUITY:
10% Convertible preferred stock, Series A, no par value; 500 shares issued and outstanding, respectively	500,000	500,000
10% Convertible preferred stock, Series B, no par value; 2,100 shares issued and outstanding, respectively	2,100,000	2,100,000
Common stock, $.01 par value; authorized 15,000,000 shares; 5,283,640 and 5,135,603 issued and outstanding, respectively	52,836	51,356
Capital in excess of par value	9,470,676	9,331,194
Deficit	(7,058,683)	(5,222,111)

	5,064,829	6,760,439
Treasury stock, at cost; 4,600 shares	(14,950)	(14,950)

TOTAL SHAREOWNERS' EQUITY	5,049,879	6,745,489

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$8,508,925	$8,599,072

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Net product sales	$5,481,721	$7,886,037	$6,864,956
Contract research and development	87,397	189,168	1,045,011

	5,569,118	8,075,205	7,909,967

COST AND EXPENSES:
Cost of goods sold	4,599,501	5,014,822	3,752,973
Contract research and development expenses	63,098	63,530	1,188,647
Selling, general and administrative expenses	2,276,495	2,501,621	2,198,226
Internal research and development expenses	134,424	201,603	369,643
Special charges	—	299,733	—

	7,073,518	8,081,309	7,509,489

OPERATING (LOSS) INCOME	(1,504,400)	(6,104)	400,478

OTHER INCOME (EXPENSE):
Gain on sale of technology	—	44,800	325,000
Interest expense	(135,001)	(91,154)	(15,327)
Interest income	10,883	50,919	46,828
Other	13,126	(38,071)	(49,110)

	(110,992)	(33,506)	307,391

(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND PREFERRED STOCK DIVIDENDS	(1,615,392)	(39,610)	707,869
INCOME (PROVISION) TAX BENEFIT (NET)	100,580	(83,244)	—

NET (LOSS) INCOME	(1,715,972)	43,634	707,869
PREFERRED STOCK DIVIDENDS	(120,600)	(155,000)	(50,000)

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREOWNERS	$(1,836,572)	$(111,366)	$657,869

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(.35)	$(.02)	$.14

Diluted	$(.35)	$(.02)	$.12

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

			Preferred Stock (Series A)		Preferred Stock (Series B)
	Common Stock
							Capital in excess of par value		Subscription Receivable		Treasury Stock	Total Shareowners Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Deficit
Balance, January 1, 2000	4,100,678	$41,007	500	$500,000	—	—	$8,237,718	$(5,768,614)	$		$(14,950)	$2,995,161
Issuance of Preferred Stock	—	—	—	—	2,100	2,100,000	—	—		(220,000)		1,880,000
Exercise of Options	107,000	1,070	—	—	—	—	68,430	—		—	—	69,500
Exercise of Warrants	420,000	4,200	—	—	—	—	382,050	—		—	—	386,250
Common Stock Issued on Conversion of Debt	280,000	2,800	—	—	—	—	347,200	—		—	—	350,000
Dividend on Preferred Stock	50,000	500	—	—	—	—	49,500	(50,000)		—	—	—
Net income for the year	—	—	— .	—	—	—	—	707,869		—	—	707,869

Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)		(220,000)	(14,950)	6,388,780
Exercise of Options	29,250	293	—	—	—	—	30,833			—	—	31,126
Exercise of Warrants	51,675	516	—	—	—	—	56,683			—	—	57,199
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)		—	—
Subscription received	—	—	—	—	—	—	—			220,000	—	220,000
Contribution	5,000	50	—	—	—	—	4,700			—	—	4,750
Net income for the year	—	—	— .	—	—	—	—	43,634		—	—	43,634

Balance, December 31, 2001	5,135,603	51,356	500	500,000	2,100	2,100,000	9,331,194	(5,222,111)		—	(14,950)	6,745,489
401K contribution	14,037	140					20,222					20,362
Dividend on Preferred Stock	134,000	1,340					119,260	(120,600)
								(1,715,972)				(1,715,972)

Balance, December 31, 2002	5,283,640	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,058,683)		$—	$(14,950)	$5,049,879

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,715,972)	$43,634	$707,869

Adjustments to reconcile (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	508,510	349,980	289,677
Deferred tax asset	100,000	(100,000)	—
Allowance for uncollectible accounts	(14,000)	—	10,000
Increase in inventory reserve	—	—	70,000
Contribution of stock	20,362	4,750	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	268,132	(58,344)	(505,492)
Inventories	273,953	(594,195)	(496,404)
Unbilled contract costs	50,215	132,347	(63,390)
Other current assets	59,691	(78,059)	29,663
Precious metals	—	(2,300)	(869)
Other assets	3,329	120,176	(141,225)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(361,055)	(287,929)	413,862
Advances from customers	—	—	(152,608)
Other current liabilities	—	—	(12,000)

Total adjustments	909,137	(513,574)	(558,786)

Net cash (used in) provided by operating activities	(806,835)	(469,940)	149,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(553,556)	(2,223,850)	(581,520)

Net cash used in investing activities	(553,556)	(2,223,850)	(581,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	220,000	1,880,000
Increase in notes payable	125,991	750,000	—
Principal payments of capital lease obligations	(87,023)	(49,464)	(46,604)
Principal payments on long- term debt	(72,452)	—	—
Proceeds from long- term debt	1,000,000	—	—
Proceeds from convertible promissory note	1,000,000	—	—
Proceeds from exercise of warrants and options	—	88,325	455,750

Net cash provided by financing activities	1,966,516	1,008,861	2,289,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	606,125	(1,684,929)	1,856,709
CASH AND CASH EQUIVALENTS, beginning of year	548,949	2,233,878	377,169

CASH AND CASH EQUIVALENTS, end of year	$1,155,074	$548,949	$2,233,878

See notes to consolidated financial statements

INRAD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2002

1.    Nature of Business and Summary of Significant Accounting Policies

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

        c.    Allowance for doubtful accounts

        Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

        d.    Depreciation and amortization

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

        e.    Inventories

        Inventories, including certain precious metals consumed in the manufacturing process, are stated at the lower of cost (first-in, first-out method) or market.

        f.    Income taxes

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        g.    Impairment of long-lived assets

        Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not effect the Company's financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        h.    Stock-based compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accounts for stock issued for services provided by other than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. During December 2002, the Company issued all stock options at fair market value. A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option.

        i.    Contract research and development

        Revenues from sponsored research and development are recorded using the percentage-of-completion method. Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs. Contract R&D costs include allocations of plant overhead and general and administrative costs.

        j.    Internal research and development costs

        Internal research and development costs are charged to expense as incurred

        k.    Precious metals

        Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

        l.    Use of estimates

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

        m.    Advertising costs

        Advertising costs are charged to operations when the advertising first takes place. Included in selling, general and administrative expenses are advertising costs of $62,000, $45,000 and $43,000 for the years ended December 31, 2002, 2001 and 2000.

        n.    Statement of cash flows

        For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        Interest paid during the years ended December 31, 2002, 2001 and 2000 was $135,001, $91,154 and $15,327, respectively.

        In 2000, the Company converted $350,000 of notes payable into 280,000 shares of its common stock.

        During 2000, the Company entered into capital lease obligations approximating $470,000 in connection with the acquisition of plant equipment.

        Income taxes paid were $580 in 2002, $16,756 in 2001 and none in 2000.

        o.    Concentration of risk

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

        The Company utilizes many relatively uncommon materials and compounds to manufacture its products. Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company's ability to meet the commitments of its customers.

        p.    Net (loss) income per common share

        The basic net (loss) income per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted (loss) income per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts, including equivalents, would be anti-dilutive.

        q.    Comprehensive income (loss)

        Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.

        r.    Shipping and handling costs

        The company has included freight out as a component of selling, general and administrative expenses that amounted to $30,242 in 2002, $42,675 in 2001 and $33,323 in 2000.

        s.    Recently issued accounting pronouncements

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for cost that is associated with and exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". Under EITF 94-3, an entity recognized a liability for and exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company.

        In November 2002, the FASB issued Interpretation No. 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company, as they have yet to issue stock-based employee compensation.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company.

2.    Inventories

        Inventories are comprised of the following:

	December 31,
	2002	2001
Raw materials	$379,838	$455,491
Work in process, including manufactured parts and components	1,510,890	1,767,016
Finished goods	192,204	134,377

	$2,082,932	$2,356,884

3.    Property and Equipment

        Property and equipment are comprised of the following:

	December 31,
	2002	2001
Office and computer equipment	$863,603	$655,248
Machinery and equipment	7,106,236	6,803,855
Leasehold improvements	1,337,914	1,295,094

	9,307,753	8,754,197
Less accumulated depreciation and amortization	6,008,008	5,499,498

	$3,299,745	$3,254,699

4.    Bank Loans

        In January 2002 the Company repaid its obligation with its bank and entered into a new agreement with another bank. This agreement provides for a $1,000,000 Line of Credit at the bank's prime rate, and a $1,000,000 Asset Based Loan at 5.61%.

        In January 2003 the Company was in violation of certain financial covenants required under the loan agreements. The Bank agreed to extend the loans through March 2003. The Company is in negotiations with the Bank to determine the criteria by which the Bank will extend the loans for Fiscal 2003. As a result of the violations of the covenants all bank debt has been classified as a current liability.    The Line of Credit that is secured primarily by accounts receivable and inventory has been limited to the current borrowings of approximately $750,000. The Asset Based Loan that is secured by certain equipment owned by the Company currently has a balance of approximately $928,000. Interest and principal payments due on both loans are, and have always remained, current.

5.    Subordinated Convertible Promissory Note

        In 2002, the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,000,000. The Holder of the Note is a related party to a major Shareholder of the Company. The note bears interest at the rate of 6% per annum and has a maturity date of January 31, 2006. The note is convertible into common shares of the Company at a conversion price that shall be (a) the price at which common stock is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 12 months of December 31, 2002, the date of the Note.

6.    Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2002	2001
Trade accounts payable and accrued purchases	$131,903	$528,729
Accrued vacation	79,017	69,260
Accrued payroll	100,267	90,000
Accrued expenses—other	57,150	41,405

	$368,337	$729,394

7.    Capital Leases

        Capital leases consist of the following:

	December 31,
	2002	2001
Capital leases, payable in aggregate monthly installments of $12,000, including interest at rates ranging from 11.0% to 11.6% expiring from June 2003 through October 2005, collateralized by equipment	$287,169	$374,191
Less current portion	98,657	87,021

Long-term debt, excluding current portion	$188,512	$287,170

        Maturities of capital leases are as follows:

Year Ending December 31,
2003	$140,579
2004	124,543
2005	95,477

Total minimum payments	360,599
Less amounts representing interest	73,430

Present value of minimum payments	$287,169

        Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $470,000 and $121,000 respectively at December 31, 2002.

8.    Income Taxes

        A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	34%	34%	34%

Tax provision (benefit) at Federal statutory rates	$(549,233)	$14,836	$239,550
Loss in excess of available benefit	549,233	—	—
Alternative minimum tax	—	—	16,000
Change in valuation allowance	100,000	(114,836)	(255,550)
State taxes	580	16,756	—

	$100,580	$(83,244)	$—

        At December 31, 2002, the Company has Federal and State net operating loss carryforwards for tax purposes of approximately $7,027,000 and $1,840,000, respectively. The tax loss carryforwards expire at various dates through 2022.

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

        The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
State	$580	$16,756	$—
Deferred:
Federal	100,000	(100,000)	—
State	—	—	—

Total	$100,580	$(83,244)	$—

        Deferred tax assets (liabilities) comprise the following:

	December 31,
	2002	2001
Inventory reserves	$50,000	$48,000
Vacation liabilities	32,000	26,000
Other	83,000	41,000
Depreciation	(3,000)	149,000
Loss carryforwards	2,500,000	1,932,000

Gross deferred tax assets	2,662,000	2,196,000
Valuation allowance	(2,662,000)	(2,096,000)

	$—	$100,000

9.    Related Party Transactions

        During the years ended December 31, 2002, 2001 and 2000 approximately 4%, 3%, and 6%, respectively of the Company's net product sales were through a foreign agent, in which, Warren Ruderman a principal shareholder has an investment.

        During 2002, Welland Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, resulting in proceeds to the Company of $1,000,000.

        During 2000, Clarex, Ltd., a shareowner and debt holder purchased 1,000 shares of 10% convertible preferred stock for $1,000,000, converted a 10% convertible secured note and received 200,000 shares of the Company's common stock and exercised 345,000 of warrants and received 345,000 shares of the Company's common stock.

        During 2000, the following directors and officers of the Company purchased 253 shares of 10% convertible preferred stock for $253,000:

Daniel Lehrfeld, President and CEO	$120,000
John Rich, Director	$30,000
Jan Winston, Director	$10,000
Maria Murray, VP business Development	$50,000
Devaunshi Sampat, VP Sales & Marketing	$20,000
William S. Miraglia, Chief financial Officer	$23,000

10.  Commitments

        a.    Lease commitment

        The Company leases its office and manufacturing facility under an operating lease which expires in 2006. The lease provides for additional rental payments based upon a pro rata share of real estate taxes and certain other expenses and has a renewal option for one five-year period that was exercised during 2001. Rental expense was approximately $224,000, $212,000 and $206,000 in 2002, 2001 and 2000, respectively, and real estate taxes were $41,000, $39,000 and $38,000 in 2002, 2001 and 2000, respectively.

        Future minimum annual rentals are payable as follows:

Year Ending December 31,
2003	$210,000
2004	$210,000
2005	$218,000
2006	$225,000

        b.    Retirement plans

        The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan). The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company contributed $11,870 in the form of 28,263 shares of the Company's common stock in 2002, distributed in March 2003 and $20,362 in the form of 14,037 shares of the Company's common stock in 2001, distributed in February 2002.

        c.    Employment agreements

        The Company is party to an employment agreement with an officer that provides for a minimum annual salary.

        The aggregate minimum commitment under this agreement is as follows:

Year Ending December 31,
2003	$175,000
2004	$175,000
2005	$175,000
2006	$175,000
Thereafter	$175,000

11.  Product Sales, Foreign Sales and Sales to Major Customers

        The Company's sales for each major category of its product line are as follows:

	Years Ended December 31,
	2002	2001	2000
Crystals and components	$2,289,098	$2,283,256	$2,953,000
Custom optics	2,036,807	3,211,793	3,145,956
Systems and instruments	1,155,816	1,850,988	766,000

Total	$5,481,721	$7,886,037	$6,864,956

        Export sales, primarily to customers in Europe, Asia and Canada, amounted to 19%, 31% and 38% of net product sales in 2002, 2001 and 2000, respectively.

        No foreign customer accounted for more than 10% of product sales in 2002. One foreign customer accounted for 10.7% of product sales in 2001 and for 13% of product sales in 2000. In 2002 one U.S. customer accounted for 13.4% of product sales. One U.S. customer accounted for 17.7% of product sales in 2001, one U.S. customer accounted for over 13% and another for 12.2% of product sales in 2000.

12.  Shareowners' Equity

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

        In 2000, the Company sold 2,100 shares of Series B (the "Preferred Stock"), 10% convertible preferred stock at a price of $1,000 per share for proceeds of $2,100,000. Each share of Preferred Stock is convertible, at the option of the holder at any time, into common stock at the rate of $2.50 per share. Dividends on outstanding preferred stock are payable in common stock at the rate of $2.50 per share. The Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareowners of the Company.

        For the years ended December 31, 2002, 2001 and 2000, the Company paid a common stock dividend equal to $121,000, $105,000 and $50,000, respectively.

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

            Under the 2000 Equity Compensation Program, the Company may grant options to purchase up to 1,500,000 shares of Common Stock. The Equity Compensation Program authorizes the issuance of incentive stock options. The 2000 equity compensation plan expires in August 2010.

            A summary of the status of the Company's program as of December 31, 2002, 2001and 2000, and changes during the years then ended is presented below:

	Years Ended December 31,
	2002		2001		2000
Fixed Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	698,600	$2.20	729,500	$1.96	358,500	$1.02
Granted	475,200	0.94	289,700	4.97	514,000	2.40
Exercised	—	—	(29,250)	1.05	(107,000)	1.00
Expired	—	—	(15,500)	1.25	—	—
Forfeited	—	—	(276,350)	1.90	(36,000)	1.13

Outstanding, end of year	1,173,800	1.69	698,600	2.20	729,500	1.96
Options exercisable, end of year	402,163.98		242,650	1.70	175,625	1.32

Weighted-average fair values of options granted during year		.91		4.97		2.40

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.85—$2.00	1,003,650	7.93	yrs.	$1.33	323,450	$1.56
$3.00—$5.00	169,600	7.61	yrs.	$3.81	78,713	$3.71

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

	Years Ended December 31,
	2002	2001	2000
Net (loss) income:
As reported	$(1,836,572)	$(111,366)	$657,870
Pro forma	(2,188,584)	(320,423)	209,056
Income (loss) per share:
Basic:
As reported	$(.35)	$(.02)	$.14
Pro forma	(.42)	(.06)	.11
Diluted:
As reported	$(.35)	$(.02)	$.12
Pro forma	(.42)	(.06)	.09

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Volatility	128.11%	168.67%	237.00%
Risk-free interest rate	5.2%	6.0%	6.0%
Expected life	10 years	10 years	10 years

        d.    Warrants

        At December 31, 2000, the Company had outstanding 26,675 common stock warrants exercisable at $1.50, and 25,000 exercisable at $.69. In 2001, the warrants were exercised resulting in net proceeds to the Company of $57,000.

        e.    Income per common share    A reconciliation of income from continuing operations and basic to diluted share amounts is presented below.

	Years Ended December 31,
	2002		2001		2000
	Income	Average Shares	Income	Average Shares	Loss	Average Shares
(Loss) income before preferred dividends	$(1,715,972)		$43,634		$707,869
Less: preferred stock dividends	(120,600)		(155,000)		(50,000)

Basic:
Available to common shareholders	(1,836,572)	5,210,322	(111,366)	5,046,666	657,869	4,563,350
Dilutive effect of convertible preferred stock and stock options	—	—	—	—	50,000	1,045,163

Diluted:
Available to common shareowners and assumed conversions	$(1,836,572)	5,210,322	$(111,366)	5,046,666	$707,869	5,608,513

13.  Fair Value of Financial Instruments

        The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

        Current Assets and Current Liabilities:    The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

        Long-Term Debt:    The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2002 approximates fair value.

14.  Quarterly Data (Unaudited)

        Summary quarterly results were as follows:

Year 2002	First	Second	Third	Fourth
Net product sales	$1,185,840	1,657,964	1,344,569	1,293,348
Contract R & D sales	34,625	28,000	—	24,772
Gross profit—product sales	62,253	432,237	239,877	147,852
Gross profit—contract R & D	(15,654)	(6,562)	(2,324)	48,839
Net (loss)	(476,688)	(322,209)	(409,056)	(628,619)
Net income per share—Basic(a)	(0.09)	(0.06)	(0.07)	(0.12)
Net income per share—Diluted(a)	(0.09)	(0.06)	(0.07)	(0.12)
Year 2001	First	Second	Third	Fourth
Net product sales	$2,351,720	2,323,713	1,583,298	1,627,756
Contract R & D sales	37,378	10,000	94,587	47,203
Gross profit—product sales	842,758	795,418	659,316	573,990
Gross profit—contract R & D	(19,425)	6,391	80,477	58,225
Net income	251,278	20,834	25,156	(408,634)
Net income per share—Basic(a)	0.05	0.01	0.01	(0.09)
Net income per share—Diluted(a)	0.04	0.01	0.01	(0.09)

(a)
Quarterly income per share amounts may not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

15.  Special Charges

        At the end of 2000, the Company announced a process engineering redesign program to formalize production operations, and improve profitability through margin improvement. The special charges associated with this program were $299,763 ($.06 per share on a basic and diluted basis) for the year ended December 31, 2001.

QuickLinks

INRAD, INC.
INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Discussion of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationship and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 14B. Form 8K Filed
  Item 14C. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION FOR 10-K
CERTIFICATION FOR 10-K
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
INRAD, INC. AND SUBSIDIARY REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS THREE YEARS ENDED DECEMBER 31, 2002
CONTENTS
Independent Auditors' Report
INRAD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
INRAD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
INRAD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
INRAD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS