Form 10-Q
period 2003-03-31
INRAD INC
filed 2003-05-15
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11668

INRAD, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ .  No ☒

Common shares of stock outstanding as of March 31, 2003:

5,279,090 shares

INRAD, Inc.

PART I.     FINANCIAL INFORMATION

INRAD, Inc.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002*
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$979,345	$1,155,074
Accounts receivable, net	882,481	1,041,262
Inventories	2,234,726	2,082,932
Unbilled contract costs	271,669	341,541
Other current assets	87,920	80,675
Total current assets	4,456,141	4,701,484
Plant and equipment,
Plant and equipment at cost	9,342,575	9,307,753
Less: Accumulated depreciation and amortization	(6,150,583)	(6,008,008)
Total plant and equipment	3,191,992	3,299,745
Precious metals	309,565	309,565
Other assets	198,844	198,131
Total assets	$8,156,542	$8,508,925

Liabilities and Shareholders’ Equity

Current liabilities:
Notes payable –bank	$751,074	$751,074
Notes payable –other	87,442	124,917
Current portion of long term debt	883,046	927,549
Accounts payable and accrued liabilities	480,039	368,337
Current obligations under capital leases	98,657	98,657
Total current liabilities	2,300,258	2,270,534

Subordinated Convertible Debenture	1,000,000	1,000,000
Capital Lease Obligations	164,262	188,512
Total liabilities	3,464,520	3,459,046

Shareholders’ equity:

10% Convertible preferred stock, Series A, no par value; 500 shares issued and outstanding, respectively	500,000	500,000
10% Convertible preferred stock, Series B, no par value; 2100 shares issued and outstanding, respectively	2,100,000	2,100,000
Common stock: $.01 par value; 15,000,000 shares Authorized; 5,283,690 issued and outstanding, respectively	52,836	52,836
Capital in excess of par value	9,470,676	9,470,676
Accumulated deficit	(7,416,540)	(7,058,683)
	4,706,972	5,064,829
Less - Common stock in treasury, at cost (4,600 shares at March 31, 2002 and at December 31, 2001)	(14,950)	(14,950)
Total shareholders’ equity	4,692,022	5,049,879
Total liabilities and shareholders’ equity	$8,156,542	$8,508,925

* Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2003	2002
Revenues:
Product sales	$1,190,853	$1,185,840
Contract R & D	10,000	34,625

Total Revenue	1,200,853	1,220,465

Cost and Expenses:
Cost of goods sold	911,072	1,123,857
Contract R & D expenses	9,818	50,279
Selling, general & administrative expenses	549,267	493,757
Internal R & D expenses	55,568	19,924
Total Cost and Expenses	1,525,725	1,687,817

Operating (loss)	(324,872)	(467,352)

Other income (expense):
Interest expense	(34,761)	(10,617)
Interest & other income, net	1,776	1,281

Net (loss)	(357,857)	(476,688)

Accumulated deficit, beginning of period	(7,058,683)	(5,222,111)

Accumulated deficit, end of period	$(7,416,540)	$(5,698,799)

Net (loss) per common share- Basic and Diluted	(0.07)	(0.09)

Weighted average shares outstanding- Basic	5,279,090	5,131,003

Weighted average shares outstanding- Diluted	5,279,090	5,131,003

See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Preferred Stock (Series A)	Preferred Stock (Series B)	Capital in excess of par value	Deficit	Subscription Receivable	Treasury Stock	Total Shareowners Equity
Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)	(220,000)	(14,950)	6,388,780
Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—	31,126
Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—	57,199
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—	—
Subscription received	—	—	—	—	—	—	—		220,000	—	220,000
Contribution	5,000	50	—	—	—	—	4,700	—	—	—	4,750
Net income for the year	—	—	—	—	—	—	—	43,634	—	—	43,634

Balance, December 31, 2001	5,135,603	51,356	500	500,000	2,100	2,100,000	9,331,194	(5,222,111)	—	(14,950)	6,745,489
401K contribution	14,087	140					20,222				20,362
Dividend on Preferred Stock	134,000	1,340					119,260	(120,600)
Net loss for the year								(1,715,972)			(1,715,972)
Balance, December 31, 2002	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,058,683)	$—	$(14,950)	$5,049,879
Net loss for the year								(357,857)			(357,857)

Balance, March 31, 2003	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,416,540)	$—	$(14,950)	$4,692,022

See Notes to Consolidated Financial Statements

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net loss	$(357,857)	$(476,688)

Adjustments to reconcile net income to cash (used in) by operating activities:
Depreciation and amortization	142,575	121,182
Changes in assets and liabilities:
Accounts receivable	158,781	471,785
Inventories	(151,794)	47,539
Unbilled contract costs	69,872	48,665
Other current assets	(7,245)	(12,373)
Other assets	(713)	1,016
Accounts payable and accrued liabilities	111,702	(303,809)

Total adjustments	323,178	374,005

Net cash used in operating activities	(34,679)	(102,683)

Cash flows from investing activities:

Capital expenditures	(34,822)	(95,453)
Net cash used in investing activities	(34,822)	(95,453)

Cash flows from financing activities:
Principal payments of notes	(37,475)	0
Principal payments of bank debt	(44,503)	0
Principal payments of capital lease obligations	(24,250)	(9,776)

Net cash used in financing activities	(106,228)	(9,776)

Net decrease in cash and cash equivalents	(175,729)	(207,912)

Cash and cash equivalents at beginning of period	1,155,074	548,949

Cash and cash equivalents at end of period	$979,345	$341,037

See Notes to Consolidated Financial Statements

INRAD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of INRAD, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock. For the period ended March 31, 2003 the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below set forth the company’s net loss per share for the three months ended March 31, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

Net Loss, as reported	$(357,857)	$(476,688)
Deduct: Total stock-based employee
Compensation expense determined
Under fair value based method for all awards, net of related tax effects	(19,139)	(72,980)

Pro forma net loss	$(376,996)	$(549,668)

Basic and diluted income per share:
As Reported	(.07)	(.09)
Pro forma	(.07)	(.11)

Critical Accounting Policies

                Our significant accounting polices are described in Note 1 of the consolidated financial statements, that were prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing our financial statements we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on form 10-K for the year ended December 31, 2002.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in March 2003. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

Total Revenues

Total sales for the three months ended March 31, 2003 were $1,201,000 as compared with total sales of $1,221,000 for the first three months of 2002; down 1.6%.

Product Sales

Product sales for the first quarter were $1,191,000 as compared with $1,186,000 for the same period last year.

Product sales were 99% of total revenues in the quarter and were 97% in the prior year’s first quarter, reflecting the Company’s strategic refocusing of its resources onto sales of products and non-R&D services.

Product bookings for the quarter were $1,167,000 vs. $1,949,000 for the same period last year, down 40%. The bookings in 2002 included major OEM orders from Crystals and Components customers placed in the first quarter for goods deliverable throughout the year.  This seasonal trend was not repeated in the first quarter of 2003 with major OEM accounts pushing out new orders to the second and third quarters.

The product book-to-bill ratio for the first quarter of 2003 was 1.02 vs. a ratio of 1.64 for the first quarter of 2002 and a ratio of 0.96 for all of 2002, indicating continued overall sluggishness in our customers’ market sectors.

Product backlog on March 31, 2003 decreased $285,000 to $1,015,000 from a backlog of $1,300,000 on December 31, 2002. Product backlog at the beginning of the first quarter last year was $2,304,000.

Product sales in for the first quarter were approximately the same as in the first period last year.  First quarter bookings reflected continued demand for the Company’s Q-switches and wavelength generation components, weak sales in instruments, and weak demand during the quarter from Custom Optics OEM customers, especially those in the semiconductor equipment, metrology and instrumentation sectors.

The end-of-quarter backlog on March 31, 2003 and slow first quarter order intake indicates continued weak sales performance anticipated in the 2nd quarter.

Cost of Goods Sold

For the three-month period ended March 31, 2003, the cost of goods sold as a percentage of product revenues was 76.5% vs. 94.7% for the same period last year.  For the full year 2002, the actual cost of good sold percentage was 83.9%. Gross margin increased to 23.5% in the first quarter, compared with 5.2% in the first quarter of last year.

The increase in gross margin percentage in the first quarter in comparison to the same period last year resulted from the impact of cost cutting measures taken throughout 2002 as well as in the beginning of 2003 along with operational efficiencies that resulted in dramatically improved product yields. Cost cutting measures taken at the start of, and during, the quarter included reductions in personnel and reductions in paid work hours. These  same cost cutting measures are anticipated to continue during the year until there is a significant upturn in production volume.

In dollar terms, first quarter cost of goods sold was $911,000 compared with $1,124,000 in the same period in 2002, down 19.0%. Sales volumes were comparable in the quarters so the decreased cost of sales resulted in higher quarterly gross margins.

Contract Research and Development

Contract research and development revenues were $10,000 for the three months ended March 31, 2003, compared to $35,000 for the three months ended March 31, 2002. Related contract research and development expenditures, including allocated indirect costs, for the quarter ended March 31, 2003 were $10,000 compared to $50,000 for the comparable 2002 quarter.  The Company’s backlog of contract R&D showed a net decrease to $18,000 on March 31, 2003, compared with $28,000 on December 31, 2002.  Backlog on March 31, 2001 was $39,000.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $549,000 in the first quarter of 2003 compared to $494,000 in the same period in the prior year, up 11.1%.  The expenses increased due to increases in sales personnel, implemented to expand our customer base, and to advisory services in connection with the company’s acquisition program.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2003 were $56,000 compared to $20,000 for the quarter ended March 31, 2002.  The increase was the result of efforts made in the development of miniaturized Pockels cells and process improvements in growth of key synthetic crystals.

Operating (Loss) Income

The company incurred an operating loss for the period ending March 31, 2003 of $(325,000) as compared with an operating loss of $(467,000) for the same period last year.  The operating loss for the quarter was lower as a result of greater manufacturing efficiencies and implemented cost cutting measures.

Federal Deferred Tax Benefit

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2002, the Company had a net deferred tax asset of approximately $2,700,000, the primary component of which was its significant net operating loss carry forward.  Through December 31, 2002, the Company had established a valuation allowance for the entire amount in the event that the tax asset will not be realized in the future.

Net (Loss) Income

The company incurred a net loss for the period ending March 31, 2003 of $(358,000) as compared with a net loss of $(477,000) for the same period last year.

Liquidity and Capital Resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2003 and 2002 were $35,000 and $95,000, respectively.  Capital expenditures for all of 2002 were $554,000.  The amounts represent minimal expenditures for capital equipment, necessitated by the need to conserve cash during the current economic downturn.

Management will continue to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. The Company believes that it has the financial resources necessary to implement its capital expenditure needs in 2003.

During the three month period ended March 31, 2003, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002.  Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2003.  The current quarter yielded negative cash flow from operations in the amount of $(35,000).  This resulted primarily from losses generated during the period that were offset, to an extent, by reduced working capital requirements.

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  The Company is in negotiations with the Bank to determine the criteria by which the Bank will extend the loans for Fiscal 2003. As a result of the violations of the covenants, all bank debt has been classified as a current liability.  The Line of Credit that is secured primarily by accounts receivable and inventory has been limited to the current borrowings of approximately $750,000.  The Asset Based Loan that is secured by certain equipment owned by the Company currently has a balance of approximately $883,000.  Interest and principal payments due on both loans are, and have always remained, current.

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

Date: May 1, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of INRAD, Inc. on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission  (the “Report”), I, Daniel Lehrfeld, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)          The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: May 1, 2003

/Daniel Lehrfeld/

Daniel Lehrfeld
Chief Executive Officer

This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of INRAD, Inc. on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission  (the “Report”), I, William S. Miraglia, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)          The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(4)          The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: May 1, 2003

/William S. Miraglia/

William S. Miraglia
Chief Financial Officer

This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.