Form 10-Q/A
period 2003-03-31
INRAD INC
filed 2003-06-10
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

CERTIFICATION FOR 10-Q*

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:       May 15, 2003

/Daniel Lehrfeld/

Chief Executive Officer

CERTIFICATION FOR 10-Q*

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:       May 15, 2003

/William S. Miraglia/

Chief Financial Officer