Form 10-Q
period 2003-06-30
INRAD INC
filed 2003-08-14
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2003

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

Yes  ☒     No  ☐

Common shares of stock outstanding as of June 30, 2003:

5,307,353

INRAD, Inc.

PART I.     FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

INRAD, Inc.
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$576,725	$1,155,074
Accounts receivable, net	833,394	1,041,262
Inventories	2,304,510	2,082,932
Unbilled contract costs	266,240	341,541
Other current assets	109,453	80,675
Total current assets	4,090,322	4,701,484
Plant and equipment,
Plant and equipment at cost	9,359,959	9,307,753
Less: Accumulated depreciation and amortization	(6,292,178)	(6,008,008)
Total plant and equipment	3,067,781	3,299,745
Precious metals	309,565	309,565
Other assets	200,734	198,131
Total assets	$7,668,402	$8,508,925
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable –bank	$0	$751,074
Notes payable –other	49,967	124,917
Current portion of long term debt	0	927,549
Accounts payable and accrued liabilities	415,281	368,337
Current obligations under capital leases	89,124	98,657
Total current liabilities	554,372	2,270,534

Secured Promissory Note	1,700,000	0
Subordinated Convertible Debenture	1,000,000	1,000,000
Capital Lease Obligations	148,326	188,512
Total liabilities	3,402,698	3,459,046
Shareholders’ equity:

10% Convertible preferred stock, Series A, no par value; 500 shares issued and outstanding, respectively	500,000	500,000
10% Convertible preferred stock, Series B, no par value; 2100 shares issued and outstanding, respectively	2,100,000	2,100,000
Common stock: $.01 par value; 15,000,000 shares Authorized; 5,311,953 issued at June 30, 2003 and 5,283,690 issued at December 31, 2002	53,119	52,836
Capital in excess of par value	9,482,263	9,470,676
Common stock dividends due to preferred shareholders	53,600	0
Accumulated deficit	(7,908,328)	(7,058,683)
	4,280,654	5,064,829
Less - Common stock in treasury, at cost (4,600 shares at June 30, 2003 and at December 31, 2002)	(14,950)	(14,950)
Total shareholders’ equity	4,265,704	5,049,879
Total liabilities and shareholders’ equity	$7,668,402	$8,508,925

* Derived from Audited Financial Statements

See Notes to Consolidated Financial Statements.

INRAD, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Product sales	$1,130,981	$1,657,964	$2,321,834	$2,843,804
Contract R & D	16,136	28,000	26,136	62,625

Total Revenue	1,147,117	1,685,964	2,347,970	2,906,429

Cost and Expenses:
Cost of goods sold	936,300	1,225,727	1,847,239	2,349,584
Contract R & D expenses	8,961	34,562	18,779	84,841
Selling, general & administrative expenses	544,477	550,556	1,093,744	1,044,312
Internal R & D expenses	25,343	28,092	80,911	48,016
Total Cost and Expenses	1,515,081	1,838,937	3,040,673	3,526,753

Operating loss	(367,964)	(152,973)	(692,703)	(620,324)

Other income (expense):
Interest expense	(71,383)	(47,355)	(105,837)	(63,232)
Interest & other income, net	1,160	(1,281)	2,497	5,260

Net loss

(438,187

)

(201,609

)

(796,045

)

(678,296

)

Preferred stock dividends	(53,600)	(120,600)	(53,600)	(120,600)

Net loss applicable to common shareholders	$(491,787)	$(322,209)	$(849,645)	$(798,896)

Net loss per common share - basic and diluted	(.09)	(.06)	(.16)	(.15)

Weighted average shares outstanding	5,283,690	5,203,290	5,283,690	5,187,976

See Notes to Consolidated Financial Statements.

INRAD, INC. AND SUBSIDIARY

INRAD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

Common Stock

Preferred Stock (Series A)

Preferred Stock (Series B)

Capital in excess of par value

Deficit

Payable/ Receivable

Treasury Stock

Total Shareowners’

Equity

Shares

Amount

Shares

Amount

Shares

Amount

Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000	9,084,898	(5,110,745)	(220,000)	(14,950)	6,388,780
Exercise of Options	29,250	293	—	—	—	—	30,833		—	—	31,126
Exercise of Warrants	51,675	516	—	—	—	—	56,683		—	—	57,199
Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)		—	—
Subscription received	—	—	—	—	—	—	—		220,000	—	220,000
Contribution	5,000	50	—	—	—	—	4,700		—	—	4,750
Net income for the year	—	—	— .	—	—	—	—	43,634	—	—	43,634

Balance, December 31, 2001	5,135,603	51,356	500	500,000	2,100	2,100,000	9,331,194	(5,222,111)	—	(14,950)	6,745,489
401K contribution	14,087	140					20,222				20,362
Dividend on Preferred Stock	134,000	1,340					119,260	(120,600)
Net loss for the year								(1,715,972)			(1,715,972)
Balance, December 31, 2002	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,058,683)	$—	$(14,950)	$5,049,879
Stock dividend payable									53,600		53,600
401K contribution	28,263	283					11,587				11,870
Net loss for the year								(849,645)			(849,645)

Balance, March 31, 2003	5,311,593	$53,119	500	$500,000	2,100	$2,100,000	$9,482,263	$(7,908,328)	$53,600	$(14,950)	$4,265,704

See notes to consolidated financial statements

INRAD, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(796,045)	$(678,296)

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	284,170	256,177
401K common stock contribution	11,870	20,354

Changes in assets and liabilities:
Accounts receivable	207,868	55,004
Inventories	(221,578)	141,639
Unbilled contract costs	75,301	43,968
Other current assets	(28,778)	(38,018)
Other assets	(2,603)	616
Accounts payable and accrued liabilities	46,943	(392,587)

Total adjustments	373,193	87,153
Net cash used in operating activities	(422,852)	(591,143)

Cash flows from investing activities:

Capital expenditures	(52,205)	(174,831)

Net cash used in investing activities	(52,205)	(174,831)

Cash flows from financing activities:
Proceeds from secured promissory note	1,700,000	0
Proceeds from asset based loan	0	1,000,000
Principal payments of notes	(74,950)	0
Principal payments of bank debt	(1,678,623)
Principal payments of capital lease obligations	(48,719)	(53,202)

Net cash (used in) provided by financing activities	(103,292)	946,798

Net (decrease) increase in cash and cash equivalents	(578,349)	180,824

Cash and cash equivalents at beginning of period	1,155,074	548,949

Cash and cash equivalents at end of period	$576,725	$729,773

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

Net Income (Loss) Per Share

Basic and diluted net (loss) income per share is computed using the weighted average number of common shares outstanding for the period ended June 30, 2003.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below set forth the company’s net loss per share for the six months ended June 30, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended		For the six months end
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss, as reported	$(491,787)	$(322,209)	$(849,645)	$(798,896)
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for all awards, net of related tax effects	0	0	(19,139)	(72,980)

Pro forma net loss	$(491,787)	$(322,209)	$(868,784)	$(871,876)

Basic and diluted income per share:
As Reported	(.09)	(0.06)	(.16)	(.15)
Pro forma	(.09)	(0.06)	(.16)	(.17)

NOTE 2- CHANGES IN LONG TERM DEBT

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note is for a period of  18 months and bears interest at the rate of 6.5% per annum.  The Company currently has a commitment from Valley National Bank for a three-year $1,700,000 Bank Loan payable at the Bank’s Prime Interest Rate, the proceeds of which are intended to repay the Secured Promissory Note. The Bank Loan will be collateralized by a renewable standby letter of credit that will be guaranteed by the Company’s major investor.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the guarantee of the Bank loan. The warrants are exercisable at $0.33 per share, approximately a 20% discount to market, and expire in July 2008. Also, as a result of the loan guarantee, the major investor has a lien on all assets of the Company.

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

Total Revenues

Total sales for the three months ended June 30, 2003 were $1,147,000 as compared with total sales of $1,686,000 for the same three months in 2002; down 32%. Total sales for the six months ended June 30, 2003 were $2,348,000 as compared with $2,906,000 for the same period last year; down 19%.

Product Sales

Product sales for the second quarter of 2003 were $1,131,000 vs. $1,658,000 for the second quarter of 2002, a decrease of 32%.  Sales for the first half of FY 2003 totaled $2,322,000 vs. $2,844,000 for the first half of 2002, down 18%.

Product sales were 99% of total revenues for both the second quarter and the first half of 2002, reflecting the Company’s strategic refocusing of its resources on product sales vs. R&D services.

Product bookings for the second quarter were $1.798,000 vs. $1,330,000 for the same period last year, up 35%. Product bookings for the first half of the year were $2,912,000 vs. $3,280,000 for the same period in 2002, down 11%.

The book-to-bill ratio for the second quarter of 2003 was 1.59 compared with 0.80 for the same quarter of 2002. The book-to-bill ratio for the first half of 2003 was 1.25 vs. 1.15 for the first half of 2002.

The backlog at June 30, 2003 was down 4% to $1,890,000 as compared to $1,970,000 on June 30, 2002.  The Backlog increased from $1,300,000 on December 31, 2002 primarily due to increased bookings from the laser and research sectors.

Cost of Goods Sold

For the six-month period ended June 30, 2003, the cost of goods sold as a percentage of product revenues was 79.5% vs. 82.6% for the same period last year. For the full year 2002, the actual cost of good sold percentage was 83.9%. Gross profit margin for the first six months was 20.5%, compared with 17.4% for the first half of 2002.

In dollar terms, the cost of goods sold was $1,847,000 for the first half of 2003 compared with $2,349,000 for first half of 2002, down 21%. Product revenues were down 18% year to year for the same period.

The decrease in the cost of goods sold percentage in comparison to 2002 was the result of personnel reductions, salary reductions and other cost cutting measures implemented by management.

Inventory costs for the year were determined from perpetual inventory records, adjusted to net realizable value.

Contract Research and Development

Contract research and development revenues were $26,000 for the six months ended June 30, 2003, compared to $63,000 for the six months ended June 30, 2002. Related contract research and development expenditures, including allocated indirect costs, for the six months ended June 30, 2003 were $19,000 compared to $85,000 for the comparable period in 2002. Revenues for the second quarter were $16,000 compared to $28,000 in the second quarter of 2002.    The Company’s backlog of contract R&D was $0 at June 30, 2003, compared with $26,000 at December 31, 2002 and $28,000 at June 30, 2002.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current six-month period were $1,094,000 vs. $1,044,000 for the same period in the prior year, up 4.7%.  Second quarter expenses were $554,000 for the current year vs. $551,000 for the second quarter of FY 2002.  The expenses increased due to increases in sales personnel, implemented to expand our customer base, and to advisory services in connection with the company’s acquisition program.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2003 were $25,000 compared to $28,000 for the quarter ended June 30, 2002.  IR&D expenditures for the first half of 2003 were $81,000 compared with $48,000 in the first half of 2002. The increase was the result of efforts made in the development of miniaturized Pockels cells and process improvements in growth of key synthetic crystals.

Federal Deferred Tax Benefit

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2002, the Company had a net deferred tax asset of approximately $2,700,000, the primary component of which was its significant net operating loss carry forward.  The Company has established a 100% valuation allowance for the  $2,700,000 in the event that the tax asset will not be realized in the future.

Interest expense

Interest expense for the first half of the year was $106,000 compared to $63,000 incurred in the first half of 2002.  The increase resulted from greater utilization of the Company’s credit lines for working capital purposes.

Net Loss

Net loss for the six months ended June 30, 2003 was $(796,000) compared to a net loss of $(678,000) vs. the same period in FY 2002. Net loss for the quarters ending June 30 was $(438,000) for FY 2003 and $(202,000) for FY 2002.

Loss from operations for the first six months was $(693,000) in 2003 as compared with $(620,000) in 2002.  Second quarter operating loss was $(368,000) in 2002 and $(153,000)  in 2002.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net loss by $54,000 in 2003 and by $121,000 in 2002 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the six months ended June 30, 2003 and June 30, 2002 were not calculated because their effect was anti-dilutive.

Liquidity and capital resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the six months ended June, 2003 and 2002 were $52,000 and $175,000, respectively.  Capital expenditures for all of 2002 were $554,000.  The amounts represent minimal expenditures for capital equipment, necessitated by the need to conserve cash during the current economic downturn.

Management will continue to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. The Company believes that it has the financial resources necessary to implement its capital expenditure needs in 2003.

During the six month period ended June 30, 2003, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002.  Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2003.  The current six- month period yielded negative cash flow from operations in the amount of $(423,000).  This resulted primarily from losses generated during the period that were offset, to an extent, by reduced working capital requirements.

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note is for a period of  18 months and bears interest at the rate of 6.5% per annum.  The Company currently has a commitment from Valley National Bank for a three-year $1,700,000 Bank Loan payable at the Bank’s Prime Interest Rate, the proceeds of which are intended to repay the Secured Promissory Note. The Bank Loan will be collateralized by a renewable standby letter of credit that will be guaranteed by the Company’s major investor.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the guarantee of the Bank loan. The warrants are exercisable at $0.33 per share, approximately a 20% discount to market, and expire in July 2008. Also, as a result of the loan guarantee, the major investor has a lien on all assets of the Company.

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

Date:    August 4, 2003