Form 10-Q
period 2003-09-30
INRAD INC
filed 2003-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11668

Photonic Products Group, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

181 Legrand Avenue, Northvale, NJ 07647
(Address of principal executive offices) (Zip Code)

(201) 767-1910
(Registrant’s telephone number, including area code)

INRAD, Inc. 181 Legrand Ave, Northvale, NJ 07647
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

Yes   ☒     No   ☐

Common shares of stock outstanding as of September 30, 2003:

5,307,353

Photonic Products Group, Inc.

Photonic Products Group, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	Unaudited	Audited

Assets
Current assets:
Cash and cash equivalents	$798,408	$1,155,074
Accounts receivable, net	624,195	1,041,262
Inventories	2,143,105	2,082,932
Unbilled contract costs	164,350	341,541
Other current assets	84,044	80,675
Total Current Assets	3,814,102	4,701,484
Plant and equipment,
Plant and equipment at cost	9,394,013	9,307,753
Less: Accumulated depreciation
and amortization	(6,430,653)	(6,008,008)
Total plant and equipment	2,963,360	3,299,745
Precious Metals	309,565	309,565
Other assets	200,734	198,131
Total Assets	$7,287,761	$8,508,925

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes Payable - Bank	$—	$751,074
Note payable -Other	$12,492	124,917
Current portion of long term debt	—	927,549
Accounts payable and accrued liabilities	479,452	368,337
Current obligations under capital leases	83,965	98,657
Total current liabilities	575,909	2,270,534

Secured Note Payable	1,700,000
Subordinated Convertible Debenture	1,000,000	1,000,000
Capital Lease Obligations	126,905	188,513
Total liabilities	3,402,814	3,459,047

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 sharres issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 40,000,000 authorized 5,311,953 shares issued at September 30, 2003 and 5,283,690 issued at December 31, 2002	53,119	52,836
Capital in excess of par value	9,482,263	9,470,676
Commom stock dividend due to preferred shareholders	53,600
Accumulated deficit	(8,289,085)	(7,058,684)
	3,899,897	5,064,828
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,884,947	5,049,878
Total Liabilities & Shareholders’ Equity	$7,287,761	$8,508,925

See Notes to Consolidated Financial Statements

*Derived from Audited Financial Statements

Photonic Products Group, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Product sales	$1,405,663	$1,344,569	$3,727,497	$4,188,373
Contract R & D	—	—	26,136	62,625

Total Revenue	1,405,663	1,344,569	3,753,633	4,250,998

Cost and Expenses:
Cost of goods sold	1,119,973	1,104,692	2,967,345	3,480,233
Contract R & D expenses	—	2,324	18,779	61,207
Selling, general & administrative expenses	570,842	572,386	1,664,870	1,616,702
Internal R & D expenses	34,992	41,407	115,903	89,423
Total Cost and Expenses	1,725,807	1,720,809	4,766,897	5,247,565

Operating loss	(320,144)	(376,240)	(1,013,264)	(996,567)

Other income (expense):
Interest expense	(57,880)	(35,808)	(165,059)	(99,040)
Interest & other income (expense), net	(2,449)	2,992	1,522	8,250

Net loss before preferred stock dividends	(380,473)	(409,056)	(1,176,801)	(1,087,357)

Preferred stock dividends	—	—	(53,600)	(120,600)

Net loss applicable to common shareholders	$(380,473)	$(409,056)	$(1,230,401)	$(1,207,957)

Net loss income per common share - basic and diluted	$(0.07)	$(0.08)	$(0.23)	$(0.23)

Weighted average shares outstanding	5,283,690	5,203,290	5,283,690	5,187,976

See Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,176,801)	$(1,087,357)

Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	422,645	381,014
401K common stock contribution	11,870	20,354
Changes in assets and liabilities:
Accounts receivable	417,067	332,544
Inventories	(60,173)	171,171
Unbilled contract costs	177,191	43,987
Other current assets	(3,369)	(74,244)
Other assets	(2,603)	379
Accounts payable and accrued liabilities	111,114	(254,374)
Other current liabilities		11,636

Total adjustments	1,073,742	632,467
Net cash (used in) by operating activities	(103,059)	(454,890)

Cash flows from investing activities:

Capital expenditures	(86,259)	(309,946)

Net cash used in investing activities	(86,259)	(309,946)

Cash flows from financing activities:
Proceeds from notes payable	1,700,000	1,000,000
Principal payments of notes	(112,425)
Principal payments of bank debt	(1,678,623)	—
Principal payments of capital lease obligations	(76,300)	(283,325)

Net cash (used in) provided by financing activities	(167,348)	716,675

Net decrease in cash and cash equivalents	(356,666)	(48,161)

Cash and cash equivalents at beginning of period	1,155,074	548,949

Cash and cash equivalents at end of period	$798,408	$500,788

See Notes to Consolidated Financial Statements

PHOTINIC PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock (Series A)		Preferred Stock (Series B)		Capital in excess of par value				Total Shareowners’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Deficit	Payable/ Receivable	Treasury Stock
Balance, December 31, 2000	4,957,678	49,577	500	500,000	2,100	2,100,000

Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—	31,126

Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—	57,199

Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—	—

Subscription received	—	—	—	—	—	—	—	—	220,000	—	220,000

Contribution	5,000	50	—	—	—	—	4,700	—	—	—	4,750

Net income for the year	—	—	—	—	—	—	—	43,633	—	—	43,633

Balance, December 31, 2001	5,135,603	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,112)	$—	$(14,950)	$6,745,488

401K contribution	14,087	140	—	—	—	—	20222	—	20,362

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	119260	(120,600)	—

Net loss for the year	—	—	—	—	—	—	—	(1,715,972)	—	—	(1,715,972)

Balance, December 31, 2002	5,283,690	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,058,684)	$—	$(14,950)	$5,049,878

Stock dividend payable	—	—	—	—	—	—	—	—	53,600	—	53,600

401K contribution	28,263	283	—	—	—	—	11,587	—	—	—	11,870

Dividend on Preferred Stock	—	—	—	—	—	—	—	—	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(1,230,401)	—	—	(1,230,401)

Balance, September 30, 2003	5,311,953	$53,119	500	$500,000	2,100	$2,100,000	$9,482,263	$(8,289,085)	$53,600	$(14,950)	$3,884,947

See Notes to consolidated financial statements

Photonic Products Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”), reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  The Company changed its name form INRAD, Inc., effective September 27, 2003.  The name change was approved by Shareholders as evidenced by a majority vote tabulated at the August 27, 2003 Shareholders’ Meeting.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income (Loss) Per Share

Basic and diluted net (loss) income per share is computed using the weighted average number of common shares outstanding for the period ended September 30, 2003.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below sets forth the Company’s net loss per share for the nine and three months ended September 30, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended September 30,		For the nine months end September 30,

	2003	2002	2003	2002
Net Loss, as reported	$(380,473)	$(409,056)	$(1,230,401)	$(1,207,957)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58,115)	(72,980)	(174,345)	(218,939)

Pro forma net loss	$(438,588)	$(482,036)	$(1,404,746)	$(1,426,896)

Basic and diluted income per share:
As Reported	(.07)	(0.08)	(.23)	(.23)
Pro forma	(.08)	(0.09)	(.27)	(.28)

NOTE 2- CHANGES IN LONG TERM DEBT

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note is for a period of 18 months and bears interest at the rate of 6.5% per annum.  The Note is secured by all assets of the Corporation.

In October 2003 the Company received $1,500,000 in the form of a three-year Convertible Promissory Note, bearing interest at 6.5%.  Interest is payable at the end of the Note term in common stock of the Company.  The proceeds of the note are to be used for acquisitions as part of the Company’s ongoing M&A activity.

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

Total Revenues

Total sales for the three months ended September 30, 2003 were $1,406,000 as compared with total sales of $1,345,000 for the same three months in 2002; up 4%. Total sales for the nine months ended September 30, 2003 were $3,754,000 as compared with $4,251,000 for the same period last year; down 11%.

Product Sales

Product sales for the third quarter of 2003 were $1,406,000 vs. $1,345,000 for the third quarter of 2002, an increase of 4%.  Sales for the first nine of FY 2003 totaled $3,727,000 vs. $4,188,000 for the first half of 2002, down 11%.

Product sales accounted for 100% of total revenues for the third quarter and 99% for the first nine months of 2003, reflecting the Company’s strategic refocusing of its resources on product sales vs. R&D services.

Product bookings for the third quarter were $2,056,000 vs. $980,000 for the same period last year, up 110%. Product bookings for the first nine months of the year were $4,968,000 vs. $4,267,000 for the same period in 2002, up 18%.  The increase in product bookings for the quarter vs. the prior year quarter resulted from bookings of OEM orders placed earlier than in prior periods for following year requirements, and pick up in orders from the research and defense sector customers.

The book-to-bill ratio for the third quarter of 2003 was 1.46 compared with 0.73 for the same quarter of 2002. The book-to-bill ratio for the nine months of 2003 was 1.33 vs. 1.02 for the first nine months of 2002.

The backlog at September 30, 2003 was up 58% to $2,540,000 as compared to $1,605,000 on September 30, 2002.  The Backlog increased from $1,300,000 on December 31, 2002 primarily due to increased bookings from the defense and OEM sectors.

Cost of Goods Sold

For the nine-month period ended September 30, 2003, the cost of goods sold as a percentage of product revenues was 80.0% vs. 83.0% for the same period last year. For the full year 2002, the actual cost of good sold percentage was 83.9%. Gross profit margin for the first nine months was 20.0%, compared with 17.0% for the first nine months of 2002.

In dollar terms, the cost of goods sold was $2,967,000 for the first nine months of 2003 compared with $3,480,000 for first nine months of 2002, down 13%. Product revenues were down 11% year to year for the same period.

The decrease in the cost of goods sold percentage in comparison to 2002 was the result of personnel reductions, salary reductions and other cost cutting measures implemented by management.

Inventory costs for the year were determined from perpetual inventory records, adjusted to net realizable value.

Contract Research and Development

Contract research and development revenues were $26,000 for the nine months ended September 30, 2003, compared to $63,000 for the nine months ended September 30, 2002. Related contract research and development expenditures, including allocated indirect costs, for the nine months ended September 30, 2003 were $19,000 compared to $61,000 for the comparable period in 2002. There were no revenues in the quarter for either period and as of the end of the current quarter backlog was $0.

The Company expects to continue to selectively seek new government-sponsored programs from time to time, as well as joint programs with certain of its customers, in technical areas related to its core businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current nine-month period were $1,665,000 vs. $1,626,000 for the same period in the prior year, up 2.0%.  Third quarter expenses were $571,000 for the current year vs. $572,000 for the third quarter of FY 2002.  The expenses increased for the year due to increases in sales personnel, implemented to expand our customer base, and to advisory services in connection with the company’s acquisition program.

Internal Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2003 were $35,000 compared to $41,000 for the quarter ended September 30, 2002.  IR&D expenditures for the first nine months of 2003 were $116,000 compared with $89,000 in the first half of 2002. The increase was the result of efforts made in the development of miniaturized Pockels cells and process improvements in growth of key synthetic crystals.

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

Interest expense

Interest expense for the first nine months of the year was $165,000 compared to $99,000 incurred in the first nine months of 2002.  The increase resulted from greater utilization of the Company’s credit lines for working capital purposes.

Net Loss

Net loss for the nine months ended September 30, 2003 was $(1,177,000) compared to a net loss of $(1,087,000) vs. the same period in FY 2002. Net loss for the quarters ending September 30 was $(380,000) for FY 2003 and $(409,000) for FY 2002.

Loss from operations for the first nine months was $(1,013,000) in 2003 as compared with $(997,000) in 2002.  The third quarter operating loss was $(320,000) in 2003 and $(376,000)  in 2002.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net loss by $54,000 in 2003 and by $121,000 in 2002 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the nine months ended September 30, 2003 and September 30, 2002 were not calculated because their effect was anti-dilutive.

Liquidity and capital resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the nine months ended September, 2003 and 2002 were $86,000 and $309,000, respectively.  Capital expenditures for all of 2002 were $554,000.  The amounts represent minimal expenditures for capital equipment, necessitated by the need to conserve cash during the current economic downturn.

Management will continue to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. The Company believes that it has the financial resources necessary to implement its capital expenditure needs in 2003.

During the nine month period ended September 30, 2003, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002 and positive cash flow from operations for the third quarter of $320,000.  Where possible, the Company will seek to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2003.  The current nine- month period yielded negative cash flow from operations in the amount of $(103,000).  This resulted primarily from losses generated during the period that were offset, to an extent, by reduced working capital requirements, advances from customers and decreases in inventories previously built up to ensure meeting customer delivery requirements.

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

In October of 2003 the Company received $1,500,000 in the form of a three year Convertible Promissory Note, bearing interest at the rate of 6.5% per annum.  Interest accrues yearly and along with principal may be converted to common stock at a conversion rate equal to the purchase price of stock issued for cash after the date of the note to an unrelated third party investor, or if no such issuance takes place within twelve months of the date of the note, at a price mutually agreed upon as fair value by issuer and holder.  The holder of the note is a major shareholder of the Company.

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

ITEM 5.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 2003 the Annual Meeting of Shareholders was held for Shareholders of record as of June 30, 2003.  The meetng was held at the offices of Lowenstein Sandler, PC, 65 Livingston Avenue, New Jersey.  The following are  the results of the Shareholder vote:

Vote for the change in Corporate name to Photonic Products Group, Inc.

3,363,899 IN FAVOR

1,454,684 AGAINST

4,500 ABSTAINED

Vote on the increase in common shares of the Company authorized to 40,000,000

3,057,015 IN FAVOR

1,456,230 AGAINST

303,800 ABSTAINED

Vote on increase in the total number of Common shares authorized to be issued under the 2000 Equity Compensation Program

2,348,418 IN FAVOR

1,465,380 AGAINST

304,800 ABSTAINED

Election of Mr. John rich to serve as Director for the ensuing three years

3,369,149 IN FAVOR

1,456,896 ABSTAINED

The following remain as Directors for the balance of their respective terms:

Mr. Thomas Lenagh, Chairman

Mr. Jan Winston

Mr. Frank Wiedeman

Mr. Daniel Lehrfeld

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)                    Exhibits:

11.                        An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1      Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)                      Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

By:	/s/ William S. Miraglia
William S. Miraglia
Chief Financial Officer

Date: October 31, 2003