Form 10-K
period 2003-12-31
INRAD INC
filed 2004-04-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003

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

Common Stock, par value $0.01 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  ..  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐.  No ☒

Aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates as of April 8, 2004 was approximately $1,184,000

Common shares of stock outstanding as of April 8, 2004:

5,441,303 shares

Documents incorporated by reference:  None

Photonic Products Group, Inc.

i

PART I

Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Item 1.                    Business

Photonic Products Group, Inc. (the “Company” or “PPGI”), incorporated in 1973, develops, manufactures and markets products and services for use in diverse Photonics industry sectors via its distinct business units.  Prior to its name change in September, 2003, PPGI was named and did business solely as Inrad, Inc.

Company management, the Board of Directors, and shareholders approved the name change in 2003, reinforcing the transformation of the Company’s business model into that of a portfolio of business units whose branded products conform to the paradigm:  Products Enabling PhotonicsTM.  In summary, the Company is a component, subassembly, and sub-system supplier to original equipment manufacturers and researchers in the Photonics industry.

The Company had announced in 2002 that it was implementing its plan to transform the Company into a portfolio of businesses serving the Photonics industry.  In November 2003, the Company concluded its first acquisition, that of the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT, via a new subsidiary, Laser Optics Holdings, Inc.  Laser Optics, Inc. is a custom optics and optical coating services provider, in business since 1966.  PPGI announced it will integrate the Bethel team and their operations into the Company’s Northvale, NJ operations in 2004.

PPGI’s business units’ products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion and waveform metrology products that employ nonlinear crystals to perform the function of wavelength conversion or pulse-width measurement).  PPGI expects that in the future its products will also include other product categories.  Currently, its optical components product lines and operations are brought to market via two PPGI business units: INRAD and Laser Optics.  Laser accessories are brought to market by INRAD.

The Company develops, manufactures and delivers precision custom optics and thin film optical coating services via its Laser Optics business unit.  Glass and crystal substrates are processed using modern manufacturing equipment and techniques to prepare and polish substrates, deposit optical thin films, and assemble sub-components, thereby producing optical components used in advanced Photonic systems of many kinds.  The majority of custom optical components and optical coating services supplied are used in inspection and process control systems, in defense electro-optical systems, in laser system applications, and in medical system applications.

The Company also currently develops, manufactures, and delivers synthetic crystals, crystal components, and laser accessories via its INRAD business unit.  INRAD grows synthetic crystals with electro-optic (EO), non-linear and optical properties for use in both its standard products and custom products.  The majority of crystals, crystal components and laser accessories supplied are used in laser system, defense EO system, and in R&D applications.

PPGI’s business units’ current customers include leading companies in the following industries: commercial laser systems, inspection and process control equipment, and defense electro-optics.  The Company’s customers also include researchers in industry, in National Laboratories and in universities worldwide.

The Company is implementing its plan to assemble a portfolio of businesses serving the Photonics industry, and is engaged in ongoing strategic merger and acquisition discussions.  The Company is also engaged in discussions regarding the raising of acquisition capital.

The following table summarizes the Company’s product sales by product categories during the past three years:

	Year Ended December 31
	2003			2002		2001
Category	Sales		%	Sales	%	Sales	%
Optical Components	$4,469,000	*	83	$4,325,905	79	$6,035,049	77
Laser Accessories	893,000		17	1,155,816	21	1,850,988	23
TOTAL	$5,362,000	*	100	$5,481,721	100	$7,886,037	100

*      a)     2003 Optical Component sales include $78,000 from operations acquired from Laser Optics, Inc.

b)             Not included above are (non-product) contract R&D sales of approximately $26,000, $87,000 and $189,000 in 2003, 2002, and 2001, respectively.

Products Manufactured by the Company

Optical Components

a) Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is at present a major product area for PPGI,

and is addressed in the marketplace via its Laser Optics business unit.  This business unit was formed in 2003 via the combination of INRAD’s Northvale, NJ-based custom optics and optical coating services operations and those of the former Laser Optics, Inc. of Bethel, CT.  The Company has been active in the field since 1973, and Laser Optics, Inc. since 1966.

The “new” Laser Optics provides both standard and custom products.  It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for military, industrial, process control, photonic instrument, and medical end-use.  Planar, prismatic, spherical, and cylindrical components are fabricated from glasses of all kinds and crystals of most kinds, including fused silica, quartz, infra-red materials, calcite, magnesium fluoride, silicon, and yttrium aluminum garnate.  Component types include mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

To meet performance requirements, most optical components and sub-assemblies require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  Laser Optics coating service specialties include high laser damage resistance, infra-red, polarizing, high reflective, anti-reflective, and coating to complex custom requirements on a wide range of substrate materials.  Laser Optics both coats customer furnished components and components it manufactures.  Coating deposition process technologies employed included electron beam, thermal, and ion assist.

b) Crystals and Crystal Components

PPGI produces and brings to market crystals and crystal components via its INRAD business unit.  Certain synthetic crystals, because of their internal structure, have unique optical, non-linear, or electro-optical properties.  Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam.  Developing growth processes for high quality synthetic crystals and manufacturing and design processes for crystal components lies at the heart of the INRAD product line.  Synthetic crystals currently in production include Lithium Niobate, Beta Barium Borate, Alpha Barium Borate, KDP, deuterated KDP, Lithium Fluoride, Barium Nitrate, and Zinc Germanium Phosphide, among others.

INRAD has developed and manufactures a line of Q-switches, Pockels Cells (optical shutters) and associated electronics, and has been a leading company in this field since 1973.  Pockels cells are used in applications that require the fast switching of the polarization direction of a beam of light.  These uses include Q-switching of laser cavities (i.e., to generate laser output pulses), coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to laser manufacturers and individually to researchers throughout the world.  In 2002, the Company developed and introduced a new line of miniature Q-switches, designated the “IMP” series.  Additionally, the Company introduced a series of high speed and quick rise-time Q-switch electronic drivers designated the “RapidPulse” series.

INRAD Pockels Cell products include the following:

•                  Single crystal and dual crystal KD*P Pockels Cells

•                  PKC-21 and PKC-02

•                  9 mm through 25 mm apertures

•                  Single crystal Lithium Niobate Pockels Cells

•                  PLC-01

•                  8.5 mm through 10.5 mm apertures

•                  Single crystal BBO Pockels Cells

•                  PBC-03

•                  2.5 mm x 2.5 mm through 5 mm x 16 mm sizes

•                  Electronic drivers

•                  Gimbal mounts

The INRAD crystals and crystal components product lines also include crystalline filter materials, including patent protected materials, that have unique transmission and absorption characteristics that enable them to be used in critical applications in defense systems such as missile warning sensors.  Other crystal components, both standard and custom, are used in laser applications research and in commercial laser systems to change the wavelength of laser light.

Laser Accessories

PPGI designs, manufactures, and brings to market a line of harmonic generation and pulse measurement laser accessories via its INRAD business unit.

a) Harmonic Generation Systems

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

Products offered for such nano-second laser systems include the following:

•                  AT-III — an Autotracker with servo controlled tuning

•                  5-200, 5-300 — temperature-stabilized crystals

•                  Harmonic separators — for ultra-violet (UV), infra-red (IR), and second frequency mixing (SFM)

The Company produces a Harmonic Generator, the 5-050, for use with ultra-fast lasers having pulsewidths in the femtosecond and picosecond regime.  This product is sold on an OEM basis to manufacturers of ultra fast lasers and to researchers in the scientific community.

b) Laser Pulse Measurement Instruments

The Company markets a line of Autocorrelators that can measure extremely short laser pulses.  Accurate measurement and characterization of pulses is important in studies of chemical and biological reactions, as well as in the development of high-speed electronics, ultra fast lasers and laser diodes for communications.  Since January 2000, a strategic alliance has been in effect with Angewandte Physik & Electronik, GmbH of Berlin, Germany, to market a product line of five Autocorrelators in the U.S., manufactured by Angewandte Physik & Electronik, GmbH.   In 2002, the Company was instrumental in conceptualizing and introducing an OEM Autocorrelator for the medical community, the Carpe, that measures the pulsewidth of ultrafast laser excitation pulses used in Multi-Photon Excitation microscopy right at the surface of the specimen under test and interfaces directly with confocal microscopes.

The other products in the Autocorrelator line include the following:

•                  PulseCheck-Built-in color graphic display, options for high sensitivity, low rep rate, LabView ® interface.

•                  PulseScope-All the features of a PulseCheck, plus a spectrometer.

•                  Mini-Compact, built-in display, femtosecond, picosecond operation.

•                  Micro-Ultra-compact, wavelength, femtosecond, basic alignment tool for modelocked oscillators.

Research and Development

The Company’s research and development activities currently focus on developing new proprietary crystal products, improving growth processes, and on new manufacturing process technologies for optical components.  This combination allows the Company to introduce new products based on crystals, and to enhance its capabilities and productivity in optical component manufacturing.

Company-funded internal research and development expenditures during the years ended December 31, 2003, 2002, and 2001 were $154,000 (2.9% of net product sales), $134,000 (2.5% of net product sales), and $202,000 (2.6% of net product sales), respectively.

Markets

In 2003, 2002 and 2001 the Company’s product sales were made to customers in the following market areas:

Market	2003		2002		2001

Laser systems (non-military)	$1,066,000	(20)%	$1,318,000	(24)%	$2,602,000	(32)%

Process control & metrology	844,000	(16)%	1,239,000	(22)%	2,051,000	(25)%

Defense/aerospace	2,321,000	(43)%	1,738,000	(31)%	867,000	(11)%

Telecomm	58,000	(1)%	102,000	(2)%	947,000	(12)%

Universities & national laboratories	641,000	(12)%	615,000	(11)%	1,025,000	(13)%

Other	458,000	(8)%	557,000	(10)%	583,000	(7)%

Total	$5,388,000	(100)%	$5,569,000	(100)%	$8,075,000	(100)%

Major market sectors served by the Company include laser systems (non-military), process control & metrology, defense/aerospace, telecomm, universities and national laboratories, and various other markets not separately classified.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing and quality assurance, such as in semiconductor (i.e., chip) fabrication and testing.  The “defense/aerospace” area consists of sales to OEM defense systems and subsystems manufacturers, manufacturers of non-military satellite-based systems and subsystems, and direct sales to governments where the products have the same end-use.  The “telecomm” area includes sales of sub-components and components to customers whose products’ principal end-use is in the telecommunications equipment industry.  “Universities and National Laboratories” is a sector that is an indicator of product sales to researchers.  The “other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually.

Within the Laser Systems customer sector, sales in 2003 were down 19% from the prior year, reflecting the impact of declines in shipments of pulsed medical lasers and of laser system shipments for semiconductor inspection equipment by the Company’s customer community.  2001 had been an exceptionally strong year for the Company and its products serving these sectors.  The Company competes for market share to increase its revenue levels for this sector, and the Company continues to develop, and to seek to acquire, complementary products to broaden its product lines.  The Company serves the laser industry as a supplier of standard and custom optical components and as such continues to seek opportunities to increase revenues from this customer sector.

Demand in the Process Control and Metrology (semiconductor tools) market for the Company’s products continued to be weak for the second successive year, as that market sector continued to experience a cyclical downturn with an attendant drop-off in capital spending on new tools and instruments.  Sales in 2003 were down 32% from the prior year.  Nevertheless, the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, electro-optical systems, satellite-based systems, and missile warning sensors and systems intended to protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  In the post-9/11 era, government spending priorities for such systems have risen sharply and deployment of new systems has been accelerated.  The Company’s sales of products to this customer sector continued their upward trend, increasing by 34% in 2003 from that in 2002.

The Telecommunications customer sector experienced a precipitous downturn in 2001 (the last year in which revenues from customers in this sector were significant), and remained stagnant throughout 2003, with virtually no new sales of components for inspection instruments.  The Company’s future participation as a supplier to the network component manufacturers will depend upon the technology approaches employed at the time the industry recovers and capital spending resumes.

Sales to customers within the University and National Laboratories market sector increased by 4% in 2003 from that in 2002, as research budgets and priorities stabilized after the precipitous decline a year earlier.  This sector remains an important source of revenues and new product introduction opportunities for the Company.

Export sales, primarily to sixteen customers in six countries within Europe, the Near East and Japan, amounted to 19%, 19% and 31.4% of product sales in 2003, 2002 and 2001, respectively.  No foreign customer accounted for more than 10% of product sales in 2003 or 2002.  One foreign customer accounted for 10.7% of product sales in 2001.  In 2003, one U.S. customer accounted for 16% of total sales, and one U.S. customer accounted for 10% of total sales.  Both customers are defense industry prime contractors who manufacture electro-optical systems under multi-year production contracts for the U.S. and foreign governments. In the short-term the loss of either of these customers would have a significant negative impact on the company and its business units. In 2002, one U.S. customer accounted for 13.4% of total sales.  One U.S. customer accounted for 17.7% of total sales in 2001.

Long-Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments from its suppliers for the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ-based business units market their products domestically through their own sales and marketing teams, supervised by the Vice President - Marketing and Sales, and a Vice President of Business Development.  Independent sales agents are used in countries in major non-U.S. markets, including Canada, Europe, the Near East and Japan.  Trade show participation and Internet-based marketing and promotion are coordinated at the Corporate level by the PPGI Vice President for Marketing Communications

Backlog

The Company’s order backlog as of December 31, 2003 was $2,286,000.  The Company’s order backlog as of December 31, 2002 was $1,328,000.  Backlog on December 31, 2001 was $1,630,000.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume run rates.  Many custom optics manufacturers lack in-house thin film coating capability.  As a result, there are fewer well-rounded competitors in the custom optics arena, but they are equipped with modern facilities and progressive manufacturing methods.  The Company has judiciously deployed capital towards modernizing its facility, and has staffed the manufacturing group with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes, thin-film coating processes, and capacity expansion.  The Company competes on the basis of providing consistently high quality products, establishing strong customer relations, and continuously improving its labor productivity, cost structure, and product cycle times.

Competition for the Company’s systems is limited, but competitors’ products are generally lower priced.  The Company’s systems are considered to be high end and generally offer a combination of features not available elsewhere.  Because of the Company’s in-house crystal growth capability, the Company’s staff is knowledgeable about matching appropriate crystals to given applications.

For the crystal product area, quality, delivery, and customer service are market drivers.  Many of the Company’s competitors are overseas and can offer significantly reduced pricing for some crystal species.  The Company has been able to retain and grow its customer base by providing the quality and customer service needed by OEM customers.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus, quality and technical support are considered to be valuable attributes for a crystal supplier by many, but not all, OEM customers.

Although price is the principal factor in most product categories, competition is also based on product design, product performance, quality, delivery, and customer service.  Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

As of December 31, 2003, the Company had 62 full-time employees (including 18 hired from Laser Optics, Inc. after acquisition of its assets) and 1 part-time employee.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary. One product, representing 4.5% of Company sales, required U.S. State Department export approval in 2003, and approvals were granted.

There are no federal regulations nor any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Connecticut.

Business Risk

a) As general economic conditions deteriorate, the Company’s financial results suffer

Significant economic downturns or recessions in the United States or Europe could adversely affect the Company’s business, by causing a temporary or longer term decline in demand for the Company’s goods and services.  Additionally, the Company’s revenues and earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

b) Many of the Company’s customer’s industries are cyclical

The Company’s business is significantly dependent on the demand its customers experience for their products.  Many of their end users are in industries that historically have experienced a cyclical demand for their products, including but not limited to process control capital equipment manufacturing in the semiconductor industry, defense electro-optics systems manufacturing, and telecommunications infrastructure expansion.  Therefore, as a result, demand for the Company’s products and its financial results of operations are subject to cyclical fluctuations.

c) The Company faces competition

The Company may encounter substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  The Company may not be successful in winning orders against the Company’s present or future competitors, which may adversely affect the Company’s business, its growth objectives, its financial condition, and its operating results.

d) The Company’s manufacturing processes require products from limited sources of supply

The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Examples include optical grade quartz, specialty optical glasses, scarce natural and manmade crystals, and high purity chemical compounds.  Failure of the Company’s suppliers to deliver sufficient quantities of these necessary materials on a timely basis, or to deliver contaminated or inferior quality materials, or to markedly increase their prices could have an adverse effect on the Company’s business, despite its efforts to secure long term commitments from the Company’s suppliers.  Adverse results might include reducing the Company’s ability to meet commitments to its customers, compromising the Company’s relationship with its customers, adversely affecting the Company’s ability to meet expanding demand for its products, or causing the Company’s financial results to deteriorate.

e) The Company’s business success depends on its ability to recruit and retain key personnel

The Company’s existing business and its expansion plans depend on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on the Company’s ability to recruit additional personnel.  There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s effort to do so.  The loss of the services of the Company’s key personnel could have a material adverse affect on its business, on its results of operations, or on its financial results.

f) The Company depends on, but may not succeed in, developing and acquiring new products and processes

In order to meet the Company’s strategic objectives, the Company must continue to develop, manufacture and market new products, and to develop new processes and to improve existing processes.  As a result, the Company expects to continue to make investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company’s business.  There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  Nor can the Company be sure that it will be successful in acquiring complementary businesses, products, or technologies.  Failure to do so could have a material adverse affect on the Company’s ability to grow its business.

g) The Company may not be able to fully protect its intellectual property

The Company does not currently hold any material patents applicable to its most important products or manufacturing processes.  The Company relies on a combination of trade secret and employee non-competition and nondisclosure agreements to protect its intellectual property rights.  There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology.  In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company.  Asserting the Company’s rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations or financial condition.

h) The Company may not succeed in its strategy of acquiring complementary businesses or in integrating acquired businesses

The Company’s business strategy includes expanding its production capacities, product lines and market reach through both internal growth and acquisition of complementary businesses.  The Company may not succeed in finding or completing acquisitions of such businesses, nor can the Company be assured that it will be able to raise the financial capital needed for such acquisitions.  Acquisitions may result in substantial per share financial dilution of the Company’s Common Stock from the issuance of equity securities.  They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on the Company’s business, financial condition or results of operations.  Also, acquired businesses may be experiencing operating losses.  Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.  To date, the Company has had little experience in acquiring or integrating businesses.

i) The Company’s operations may be adversely affected if it fails to keep pace with industry developments

The Company serves industries and market sectors which will be affected by future technological developments.  The introduction of products or processes utilizing new developments could render the Company’s existing products or processes obsolete or unmarketable.  The Company’s continued success will depend upon its ability to develop and introduce on a timely and cost-effective basis new products, processes, and manufacturing capabilities that keep pace with developments and address increasingly sophisticated customer requirements.  There can be no assurance that the Company will be successful.

j) Product yield problems and product defects that are not detected until products are in service could increase the Company’s costs and/or reduce its revenues

Changes in the Company’s own or in its suppliers’ manufacturing processes, or the use of defective or contaminated materials by the Company, could result in an adverse effect on its ability to achieve acceptable manufacturing yields, delivery performance, and product reliability.  To the extent that the Company does not achieve such yields, delivery performance or product reliability, its business, operating results, financial condition and customer relationships could be adversely affected.  Additionally, the Company’s customers may discover defects in the Company’s products after the products have been put into service in their systems.  In addition, some of the Company’s products are combined by the Company’s customers with products from other vendors, which may contain defects, making it difficult and costly to ascertain whose product carries liability.  Any of the foregoing developments could result in increased costs and warranty expenses, loss of customers, diversion of technical resources, legal action by the Company’s customers, or damage to the Company’s reputation.

k) The Company’s stock price may fluctuate

Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially.  In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts, or market or market-sector declines, may materially and adversely affect the market price of the Company’s Common Stock.  In addition, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s Common Stock.

l) International sales account for a significant portion of revenues

Sales to customers in countries other than the United States accounted for approximately 19%,

19% and 31% of revenues during the years ended December 31, 2003, 2002, and 2001, respectively.  The Company anticipates that international sales will continue to account for a significant portion of the Company’s revenues for the foreseeable future.  In particular, although the Company’s international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse effect on its business, financial condition or results of operations, by making the Company less price-competitive than foreign manufacturers.

m) The company has incurred operating losses for the pass three years

The company has suffered significant operating losses for the past three years.  As a result there has been a substantial increase in borrowing to provide working capital during this time.  Continued losses puts the Company at risk, in that there are no assurances the Company will be able to borrow additional funds to sustain the operation.

Item 2.                                                           Properties

PPGI occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006.  PPGI has an option to renew the Northvale lease for an additional term of five years.  In November 2003, the Company exercised its option to lease 11,000 square feet of additional adjoining space in the same building, bringing the total square feet of space occupied by PPGI in Northvale, New Jersey to 42,000 square feet.  Laser Optics Holdings, Inc., a Subsidiary of the Company, acquired the rights to the lease of 8,000 square feet of space in Bethel, CT, formerly occupied by Laser Optics, Inc., upon purchase of the assets of Laser Optics, Inc.  This lease expires in May of 2004, and the Company has the right to renew such lease on a month-by-month basis, at its sole option, for three months.  The Company does not plan to renew the lease, and it intends to vacate the premises upon the expiration of such lease in May of 2004 and relocate the facility to Northvale, NJ.  The 2003 annual rent was approximately $238,000 for all properties.  The Company also paid real estate taxes and insurance premiums that totaled approximately $48,000 in 2003.

The Company also leased approximately 950 square feet of storage space at 148 Veterans Drive, Northvale, New Jersey pursuant to a gross lease renewable on a month-to-month basis, through 2003.  This lease was terminated by the Company in 2003.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

a) Market Information

The Company’s Common Stock, par value $0.01 per share, is traded on the OTC Bulletin Board under the symbol PHPG.

The following table sets forth the range of closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2002 through the quarter ended December 31, 2003, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low
Quarter ended December 31, 2003	.80	.45
Quarter ended September 30, 2003	.58	.35
Quarter ended June 30, 2003	.60	.36
Quarter ended March 31, 2003	.60	.41
Quarter ended December 31, 2002	.57	.30
Quarter ended September 30, 2002	.82	.25
Quarter ended June 30, 2002	1.10	.70
Quarter ended March 31, 2002	1.85	.91

As of April 8, 2004 the Company’s stock price was $0.58 per share.

b) Shareholders

As of April 8, 2004, there were approximately 650 record owners of the Common Stock.  The number of record owners of common stock was approximated based upon the number of Proxy Statements requested by the Company’s Transfer Agent for the Annual shareholders’ Meeting held August 27, 2003

c) Dividends

The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2003, 2002 and 2001.  The Company paid a Common Stock dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2003, valued at $54,000.  The Company paid a Common Stock dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2002, valued at $121,000.  The Company paid a Common Stock dividend of 92,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2001, valued at $155,000.  Payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d) Recent Sales of Unregistered Securities

In April 2004 the Company received a commitment for $1,000,000 in exchange for the issuance of a three-year Subordinated Convertible Promissory Note.  The Note will bear interest at the rate of 6%

per annum. Interest will accrue yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares), at a conversion rate equal to the purchase price of stock issued (and/or securities issued that are convertible into Common Stock) for cash after the date of the Note to an unrelated third party investor, or if no such issuance takes place within twelve months of the date of the Note, April 2004, at a price mutually agreed upon as fair value by the Issuer and Holder.  The Holder of the Note is a related party to a major shareholder of the Company.

In 2003, the Company issued a Subordinated Convertible Promissory Note pursuant to Regulation D for proceeds of $1,500,000.  The Holder of the Note is a related party to a major Shareholder of the Company.  The Note bears interest at the rate of 6% per annum and has a maturity date of January 31, 2006.  The Note was amended in 2004 to clarify its conversion features. The Note is convertible into common shares of the Company, (and/or securities convertible into common shares) at a conversion price that shall be (a) the price at which Common Stock issued (and/or securities issued that are convertible into Common Stock)  is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 12 months of the date of the Note, December 31, 2003.

In 2002, the Company issued a Subordinated Convertible Promissory Note pursuant to Regulation D for proceeds of $1,000,000.  The Holder of the Note is a related party to a major Shareholder of the Company.  The Note bears interest at the rate of 6% per annum and has a maturity date of January 31, 2006.  The Note was amended in 2004 to clarify its conversion features. The Note is convertible into Common Stock (and/or securities convertible into common stock) of the Company at a conversion price that shall be (a) the price at which Common Stock, or securities convertible into Common Stock, is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 24 months of the date of the Note, December 31, 2002.

Item 6.                                                           Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues	$5,388,184	$5,569,118	$8,075,205	$7,909,967	$6,206,092
Net (loss) profit	(1,777,309)	(1,715,972)	43,634	707,869	21,789
Net (loss) profit applicable to common shareholders
Basic	(.35)	(.35)	(.02)	.14	.01
Diluted	(.35)	(.35)	(.02)	.12	.01

Weighted average shares
Basic	5,287,849	5,210,322	5,046,666	4,563,350	4,096,078
Diluted	5,287,849	5,210,322	5,046,666	5,608,513	4,096,078

Dividends paid	53,600	120,600	155,000	50,000	—

Total assets	8,851,121	8,508,925	8,599,072	7,829,755	4,113,227

Long-term obligations	4,405,576	1,188,512	287,170	326,059	350,000

Shareholders’ equity	3,284,439	5,049,879	6,745,489	6,388,780	2,995,161

The Company completed the acquisition of Laser Optics, Inc.’s assets and liabilities at the end of

November, 2003.  The comparability of information in the selected  financial data was not materially impacted by the inclusion of financial activity of Laser Optics Holdings, Inc. for a one-month period.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

The Company’s significant accounting polices are described in Note 1 of the consolidated financial statements, that were prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing the Company’s financial statements, the Company made estimates and judgments that affect the results of its operations and the value of assets and liabilities the Company reports.  The Company’s actual results may differ from these estimates.

The Company believes that the following summarizes critical accounting polices that require significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

The Company records revenue, other than on Contract R&D revenues, when a product is shipped.  Revenue on Contract R&D is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized throughout the performance of the contracts.  Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract.  Losses on contracts are recorded when identified.

Accounts Receivable

The Company records an allowance for doubtful accounts receivable as a charge against earnings for revenue for items that have been reviewed and carry a risk of non-collection in the future.  The Company has not experienced a non-collection of accounts receivable materially affecting the results of operations.

Inventory

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

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Year Ended December 31,
	2003			2002		2001
Category	Sales		%	Sales	%	Sales	%
Optical components	$4,469,000	*	83	$4,325,905	79	$6,035,049	77
Laser accessories	893,000		17	1,155,816	21	1,850,988	23
Total	$5,362,000	*	100	$5,481,721	100	$7,886,037	100

*      a)     2003 Optical Component sales include $78,000 from operations acquired from Laser Optics, Inc.

b)             Not included above are (non-product) contract R&D sales of approximately $26,000, $87,000 and $189,000 in 2003, 2002, and 2001, respectively.

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Year ended December 31,
	2003	2002	2001
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	72.7%	83.7%	62.9%
Gross profit margin	27.3%	16.3%	37.1%
Selling, general and administrative expenses	44.3%	40.9%	31.0%
Internal research and development	2.9%	2.4%	2.6%
Special charges	10.8%	—%	3.7%
(Loss) from operations	(30.6)%	(27.0)%	(0.01)%
Net (loss) profit	(32.9)%	(30.1)%	.5%

Revenues

Sales were approximately $5,388,000, $5,569,000 and $8,075,000, in 2003, 2002 and 2001 respectively.  Total revenues declined 2% in 2003 to $5,388,000, from $5,482,0000 in 2002, reflecting “flat” product sales year to year, as demand from several industry sectors remained sluggish in 2003. 2002 sales were off 30% from $7,886,000 in 2001 reflecting the deep recession pervasive in the Photonics industry throughout that year.

New bookings in 2003 increased to $6,018,000, 16% higher than in 2002.  New bookings in 2002 were $5,190,000, approximately 14% lower than in 2001. The main market sector contributing to the increase in 2003 was Defense/Aerospace.

The annualized product book to bill ratio in 2003 was greater than 1.0 for the first time in three years at 1.1, reflecting a positive change overall across market sectors served. The product book-to-bill ratio was 0.96 and 0.76 in 2002 and 2001, respectively.

The Company’s backlog of product orders as of December 31, 2003 was approximately $2,286,000, an increase of 76% over the approximately $1,300,000 backlog as December 31, 2002. The backlog on December 31, 2001 was $1,541,000.

Revenues declined for the second successive year in the non-military Laser Systems sector, down $252,000, or 19%, from the prior year. This downward trend reflected the impact of decline in industry shipments of pulsed medical lasers and of laser system shipments for semiconductor inspection equipment by our customer community. Sales to this sector accounted for 20%, 24%, and 32% of total sales in 2003, 2002, and 2001, respectively.

Revenues declined as well for the second consecutive year in the Process Control and Metrology sector, down $395,000, or 32% from 2002. Demand from customers in the Process Control and Metrology sector continued its downward trend for the second straight year, as the semiconductor industry’s investments in new plant and equipment spending continued to be adversely affected by the deepest and longest downturn in years. Sales to this sector accounted for 16%, 22%, and 25% of total sales in 2003, 2002, and 2001, respectively.

Sales to the Defense/Aerospace sector increased sharply for the second consecutive year, to

$2,321,000 up $583,000, or 34%, from 2002. Sales of $1,738,000 in 2002 were up 31% from sales of $867,000 in 2001. Increased military spending on electro-optical systems and R&D in the post-9/11 era has boosted demand for the Company’s products. Sales to this sector accounted for 43%, 31%, and 11% of total sales in 2003, 2002, and 2001, respectively.

While accounting for $947,000, or 12%, of sales in 2001, sales to the Telecom sector are no longer material, accounting for 1% of total sales in 2003 and 2% in 2002. It is unlikely that sales to the sector will rebound in the near future for the Company’s current product lines.

 Sales to Universities, National Labs and “Other” (i.e. non-separately classified) sectors have remained relatively steady at 20% to 21% of total Company revenues for the past three years.

Cost of Goods Sold and Gross Profit Margin

As a percentage of product sales, cost of goods sold was 72.7%, 83.7% and 62.9% for the years ended December 31, 2003, 2002 and 2001, respectively.  Gross profit margin as a percentage of product sales was 27.3%, 16.3%, and 37.1% for 2003, 2002, and 2001, respectively.

In 2003 the cost of goods sold percentage decreased as a result of successful implementation of cost containment policies.  Such polices included executive salary reductions, temporary layoffs, salary freezes and reductions in discretionary spending.  As a result, gross margins increased despite the drop in overall sales volume.  In 2002 the cost of goods sold percentage increased due to a declining sales volumes and a draw-down of inventories.  In 2001 the cost of goods sold percentage increased due to increased manufacturing overhead costs for newly formed departments including production control and manufacturing engineering and the absorption of additional overhead costs in production that resulted from decreased volumes in Contract R&D sales.

Fixed costs are a major component of the Company’s total cost structure.  Management and the Board of Directors decided to reduce such costs in 2002 only up to the point where further reductions would impede the Company’s ability to perform for its current customers or to rebound in the future when macroeconomic conditions improve.  This philosophy continued throughout 2003.  The implementation of head-count reduction, reduced work-hours, and other cost saving measures decreased overhead expenses by approximately 9% in 2003 and 15% in 2002 over the respective prior years.

Costs of purchased components have been relatively stable in 2003, 2002 and 2001.  Unit costs of raw materials such as crystal quartz and high grade optical glasses have increased in the last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2003 increased $113,000 or 5% compared to 2002.  In 2002, selling, general and administrative expenses decreased $226,000 or 9.0% compared to 2001.

The increase in SG&A costs in 2003 was due in part to increased professional services costs and travel expenses relative to the Company’s merger and acquisition program.  S,G&A expenses also increased due to increased travel for customer visits by all sales and business development personnel. Other contributing factors to the increase was the accelerated increase in patent reserves and an overall increase in insurance costs. Management continued to implement its philosophy of increasing, not decreasing, expenditures on direct selling and business development activities in a period of declining top line performance.

The decrease in SG&A costs in 2002 was attributable to overall reduction in personnel costs as well as cost savings implemented in other expense areas.  The costs decreased overall, while the Company implemented its plan to augment its sales force during that year.

Internal Research and Development Expenses

Company-funded research expenditures during the years ended December 31, 2003, 2002, and 2001 were $154,000 (2.9% of net product sales), $134,000 (2.5% of net product sales), and $202,000 (2.6% of net product sales), respectively.

During 2003, 2002 and 2001, the Company narrowed its focus of internal research and development efforts onto new crystal products and production methods, and new optical component manufacturing technologies.  As a result, internal R&D expenditures remained relatively constant in 2003, and are expected to continue at this level in 2004.

Special Charges

During 2003, the Company acquired the assets and liabilities of Laser Optics, Inc.  A strategic decision was made at that time to relocate the assets and employees from Bethel, CT to Northvale, NJ and to combine the Laser Optics, Inc. business lines with the Custom Optics business line.  The entity created by this combination is now a PPGI business unit called Laser Optics.  The assets acquired and employees will be relocated to Northvale, NJ into consolidated operations during the spring of 2004. The costs of relocating employees included relocation costs, stay on bonuses and relocation bonuses, that were accrued in 2003.  The accrual amounted to $107,000 ($0.02 per share on a basic and diluted basis) and has been included in the consolidated statement of operations as a special charge.

During 2003 the Company determined that there was excess inventory, relative to forecasted future needs, of certain crystals and solutions.  Based on this determination, a reserve was taken in the amount of $475,000 ($0.09 per share on a basic and diluted basis) in order to recognize the diminished future economic benefit of the inventory.  The increased reserve has been included in the consolidated statement of operations as a special charge.

At the end of 2000, the Company announced a sweeping manufacturing process re-engineering program to modernize manufacturing methods, implement modern production machinery, incorporate a production control function for planning and scheduling, modernize and reconfigure its physical plant for efficient operational flow, increase labor productivity, improve operating margins, and lead ultimately to ISO certification of the Company.  The special charges associated with this program were $299,763 ($0.06 per share on a basic and diluted basis) for the year ended December 31, 2001.  This effort continued throughout 2002, although at a greatly diminished rate.

Operating Income

Losses from operations in 2003 were $(1,654,329) compared to operating losses in 2002 of $(1,504,400) and $(6,104) in 2001.  Losses during 2003, 2002, and 2001 were due to slackened and continuing weak demand in major market sectors served by the Company and its products. These losses occurred despite strict cost containment measures, and they were absorbed. The cost containment program implemented by Management and the Board stopped short, by design, of impeding the ability of the Company’s operations to perform again in the future, or of impeding the Company’s ability to find new customers for its products. Management’s efforts to restore profitability to operations are focused on building the Company’s top line through its mergers and acquisition program and through continued focus on business development and selling activities.

Other Income and Expenses

Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company.  The company’s average borrowings in 2003 were approximately $3,300,000 versus $2,000,000 in 2002. Interest rates in 2003 were approximately 1.5% higher than in 2002.  Borrowing needs increased due to the acquisition made during 2003 and as a result of continued losses from operations. During 2003, a secured note replaced bank debt.  Also in 2003 a subordinated convertible note was placed for acquisition purposes. Interest on the secured and convertible notes is accrued, and payment is due upon the maturity of the notes.  During 2001, the Company received $44,800 from the sale of 40,000 common stock warrants received as part of the compensation from the sale of its tunable mid-IR laser technology in 2000.

Preferred Stock Dividend

During 2003 dividends in Common Stock valued at $53,600 were issued to holders of the Company’s Class B preferred stock (84,000 shares of Common Stock valued at $0.40 per share) and the holder of the Company’s Class A preferred stock (50,000 shares valued at $0.40 per share).  During 2002 dividends in Common Stock valued at $120,600 were issued to holders of the Company’s Class B preferred stock (84,000 shares of Common Stock valued at $0.90 per share) and the holder of the Company’s Class A preferred stock (50,000 shares valued at $0.90 per share).  During 2001 dividends in Common Stock valued at $155,000 were issued to holders of the Company’s Class B preferred stock (42,000 shares of Common Stock valued at $2.50 per share) and the holder of the Company’s Class A preferred stock (50,000 shares of Common Sock at $1.00 per share).  Net income used in earnings per share calculations included these charges in 2003, 2002 and 2001 in order to derive net income available to common shareholders.

Income Taxes

During 2003 the Company sold its New Jersey net operating loss for $135,235.  The sale was made under the State’s Technology Tax transfer Certificate program.  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2003, the Company had a net deferred tax asset of approximately $3,348,000, the primary component of which was its significant net operating loss carryforward.  The Company has established a valuation allowance to offset this deferred tax asset in the event that the tax asset will not be realized in the future.  In 2002, $100,000 of the deferred tax asset previously classified as an asset was reserved due to the Company’s recurring losses and uncertainty as to the Company’s ability to generate taxable income in future years.

Inflation

The Company’s policy is to periodically review pricing of its products to keep pace with current costs, market demands, and competitive factors.  As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions.  The impact of inflation on the Company’s business has not been material to date.

Liquidity and Capital Resources

During the second quarter of 2003, the Company’s Bank sold loans totaling approximately $1,700,000 to another lender.  At the time of the sale the loans were in technical default due to the violation of certain financial covenants.  The purchasing lender exercised its rights under the loan agreement and demanded full payment of all outstanding balances.  The Company received $1,700,000 in proceeds from the issuance of a Secured Note Payable and used the proceeds to pay off the total bank balance.  The Secured Note Payable is due in January 2005 and bears an interest rate of 6% that is accrued annually.  The Note is secured by the assets of the Company.  The holder of the Note is a related party to a major shareholder of the Company.

In April 2004 the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in march 2007 and bears an interest rate of 6%. Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares), at a conversion rate equal to the purchase price of stock issued (and/or securities issued that are convertible into Common Stock) for cash after the date of the Note to an unrelated third party investor, or if no such issuance takes place within twenty four months of the date of the Note, at a price mutually agreed upon as fair value by the Issuer and Holder.  The Holder of the Note is a related party to a major shareholder of the Company.

At the end of the fourth quarter of 2003 the Company received $1,500,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%.  The note was amended in 2004 to clarify its conversion features.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock, at a conversion rate equal to the purchase price of stock issued, and/or securities issued that are convertible into Common Stock, for cash after the date of the Note to an unrelated third party investor, or if no such issuance takes place within twelve months of the date of the Note, at a price mutually agreed upon as fair value by the Issuer and Holder.  The Holder of the Note is a related party to a major shareholder of the Company.  The proceeds from the Note are intended for use in the Company’s acquisition program.

At the end of the fourth quarter of 2002 the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%. The note was amended in 2004 to clarify its conversion features. Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares), at a conversion rate equal to the purchase price of stock issued (and/or securities issued that are convertible into Common Stock) for cash after the date of the Note to an unrelated third party investor, or if no such issuance takes place within twenty four months of the date of the Note, at a price mutually agreed upon as fair value by the Issuer and Holder.  The Holder of the Note is a related party to a major shareholder of the Company.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2003, 2002 and 2001 were approximately $101,000, $554,000, and $2,224,000, respectively.  Capital expenditures in 2002 and 2001 were used for expansion and renovation of facilities and for the acquisition of equipment.  The expenditures were financed in part from capital raised in the 2000 private offering of series B convertible preferred stock and in part by the asset loan secured in the second quarter of 2002.  There are no major expenditures for capital equipment anticipated for fiscal year 2004.

A summary of the Company’s contractual cash obligations at December 31, 2003 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable	$1,700,000	$—	$1,700,000	$—	$—
Convertible notes payable	2,500,000	—	—	2,500,000	—
Note payable-other	185,020	68,292	116,728	—	—
			—	—	—
Operating leases	944,000	304,000	640,000	—	—
Capital leases including interest	220,020	124,543	95,477	—	—
Total contractual cash obligations	$5,549,040	$496,835	$2,552,205	$2,500,000	$—

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported a net loss approximately of ($1,777,000) for 2003 and ($1,716,000) for 2002, and net income of approximately $44,000 for the year ended December 31, 2001.  During the past three years, the Company’s working capital requirements were met by additional bank borrowings, issuance of secured and subordinated convertible notes and the issuance of common and preferred stock to shareowners.

Net cash used in operations was ($283,000).  No additional borrowing was used to augment operating capital during 2003.  In 2003 $3,200,000 of secured and convertible notes were issued to replace bank debt and for use in the Company’s acquisition program.  Net cash used in operations, in 2002, was ($807,000).  Operating capital was augmented by borrowings of $1,000,000 from the Company’s asset based credit facility.  Net cash used in operations was approximately ($283,000).  Operating capital was augmented by borrowings of $750,000 from the Company’s revolving credit agreement.  In June of 2003 demand was made by a lender to pay approximately $1,700,000 in settlement of bank debts that were in technical default due to a violation of certain financial covenants.  The Company issued a Secured Note, payable to an affiliate of a major shareholder and used the proceeds to satisfy the demand for payment.

In October of 2003 the Company issued a $1,500,000 Subordinated Convertible Promissory Note to an affiliate of a major shareholder.  Proceeds from this note are to be used in the furtherance of the Company’s merger and acquisition program.

In December 2002 the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Company did so anticipating continued distressed market conditions during 2003 and it used the proceeds from the note to meet its working capital needs in 2003.

Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of available cash reserves will provide adequate liquidity for the Company’s operations in 2004.

The Company has an active program to align its expenses with present and projected revenues and with its commitments to its customers.  During the recessionary year of 2001, employment was reduced in September from 83 to 69, a decline of 17%, through lay-off and attrition.  Senior executives of the Company voluntarily accepted a 15% cut in pay, and directors’ fees were reduced 20%.  In the first week of January 2002, employment was further reduced to 58, a further decline of 16%, through lay-off and attrition.  Temporary layoffs resulted from reducing the number of work-weeks in the year for all non-executive employees, resulting in additional expense savings. Reductions were again made in January 2003 to 44 employees, reflecting the continued decrease in bookings due to a weakened market for the Company’s products.  In 2004 salaries and fees were restored to pre 2002 levels for officers and directors and temporary layoffs were halted.  The Company believes that its current cash reserves coupled with its plan to acquire additional companies and its cost reductions and control programs will allow the Company to maintain its fiscal viability throughout 2004.  Cash and investments were $1,282,000 at the end of 2003 and $1,155,000 at the end of 2002.

The Company announced in 2002 that it is intent on implementing a plan to transform the

Company into a portfolio of businesses serving the Photonics industry.  A merger and acquisitions advisory firm was employed in the fourth quarter of 2002 to assist management in this process.  Capital needed to make the acquisitions or mergers will be obtained through the issuance of equity-based instruments, as necessary.  The first acquisition was completed in November 2003 and the necessary capital was raised via a $1,500,000 subordinated convertible note.  The Company currently has capital, and commitments for additional capital, to continue the acquisition plan.  The Company continues to search for additional sources for infusion of equity based capital to be used for acquisitions for the next three years.

No assurances can be given that the Company will be able to identify and attract appropriate acquisition targets or raise the capital required.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at December 31, 2003.

Item 8.                                                           Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.                                                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                                                  Controls and Procedures

Disclosure controls and procedures

As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

Directors of the Registrant

The following table sets forth the name and age of each director of the Company, the period during which each such person has served as a director and the positions and business experience of each such person:

		Positions; Business
Name and Age	Since	Experience
Thomas Lenagh,	1998	Chairman of the Board of Directors (May 2000-Present).
78		Management Consultant (1990-Present)
		Past Chairman and CEO, Systems Planning Corporation
		Financial Vice President, the Aspen Institute
		Treasurer and Chief Investment Officer, The Ford Foundation
		Captain, US Navy Reserve (ret.)

Daniel Lehrfeld,	1999	Director
60		President and Chief Executive Officer (2000-present),
		President and Chief Operating Officer (1999-2000),
		Vice President/General Manager (1995-1999)
		Raytheon/GM Hughes Electro-Optics Center,
		President (1989-1991)
		New England Research Center, (subsidiary)
		Deputy General Manager (1989-1995) &
		Director, Business Development,
		International Business, Operations, Cryogenic Products
		Magnavox Electronic Systems E. Coast Div.,
		Deputy Sector Director & Program Director
		Philips Laboratories Briarcliff
		North American Philips subs. Philips Electronics NV,
		Group Leader/Project Leader
		Grumman Aerospace Corporation

Frank Wiedeman,	1998	Director
88		Executive Director (1980-Present)
		American Capital Management Inc.

Jan Winston	2000	Director
67		Principal (1997-Present) Winston Consulting,
		Division Director/General Manager (1981-1997) IBM Corporation. Executive positions held in Development, Finance and Marketing.

John Rich,	2000	Director
66		Vice President/General Manager (1999-2002) Power Electronics Division, C&D technologies
		President (1990-1999), Raytheon/GM Hughes Optical Systems
		Vice President (1983-1989), Perkin Elmer Microlithography, Electro-Optics, and Systems Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory

The directors hold office for staggered terms of three years.

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company

Daniel Lehrfeld, 60	1999	President and Chief Executive Officer

Maria Murray, 46	1993	Vice President—Special Projects

William S. Miraglia, 54	1999	Chief Financial Officer and Secretary

Devaunshi Sampat, 50	1999	Vice President—Marketing Communication

Daniel Lehrfeld has served as Chief Executive Officer and President since May 2000.  He joined the Company in 1999 as President and Chief Operating Officer.  Prior to joining the Company, Mr. Lehrfeld held the position of Vice President and General Manager of Electro-Optic Systems, a division, successively, of the Raytheon, GM/Hughes Electronics and Magnavox Electronic Systems Corporations.  He has also held executive positions with Philips Laboratories Briarcliff and Grumman Aerospace Corporation.  Mr. Lehrfeld holds B.S. and M.S. degrees from Columbia University School of Engineering and Applied Science and an M.B.A. degree from the Columbia Graduate School of Business.

Maria Murray joined the Company in January 1989, became Vice President of R&D Programs in 1993, and was appointed INRAD’s Sr. Vice President, Business Development in 1999.  In 2003 she also assumed the title of Vice President for Special Projects at PPGI.  Prior to joining the Company, Ms. Murray held positions in electronic design engineering in the laser and communication industries.  She holds a B.S. degree in Electrical Engineering from the University of Central Florida.

William S. Miraglia joined the Company as Secretary and Chief Financial Officer in June 1999.  Previously, he held the position of Vice President of Finance for a division of UNC, Inc., a New York Stock Exchange aviation company.  Prior to his last position, Mr. Miraglia has held management positions in the aerospace industry and in public accounting.  He holds a B.B.A. from Pace University, and an M.B.A from Long Island University and is a Certified Public Accountant.

Devaunshi Sampat joined the Company in 1998.  In 1999 she was appointed Vice President of Marketing and Sales.  In 2003 she also assumed the title of Vice President for Marketing Communications for PPGI.  Prior to joining the Company, Ms. Sampat held sales management positions within the Photonics industry with Princeton Instruments and Oriel Instruments.  Ms. Sampat holds a B.S. in Medical Technology from the University of Bridgeport.

Each of the executive officers has been elected by the Board of Directors to serve as an officer of the Company until the next election of officers, as provided by the Company’s by-laws.

Committees of the Board of Directors

Composition of the Board of Directors.  Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors.  Requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee.  The Board of Directors has determined that the members of the Audit Committee satisfy all such definitions of independence.

Audit Committee.  During 2003, the Audit Committee was comprised of 3 Directors.  The Audit Committee is empowered by the Board of Directors to, among other things, serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system, review and appraise the audit efforts of the Company’s independent accountants, assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues, and provide an open avenue of communication among the independent accountants, financial and senior management, and the Company’s Board of Directors.

Audit Committee Financial Expert.  The Board of Directors of the Company has determined that Mr. John Rich is an “audit committee financial expert”, as such term is defined by the SEC.  Mr. Rich, as well as Mr. Thomas Lenagh and Mr. Jan Winston, have been determined to be “independent” within the meaning of SEC regulations.

Compensation Committee.  During 2003, the Compensation Committee was comprised of Mr. Frank Wiedeman, Mr. Jan Winston and Mr. John Rich.  The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of the Company’s senior executive officer(s).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on the Company’s review of these reports and written representations furnished to the Company, the Company believes that in 2003 each of the reporting persons complied with these filing requirements, except that reports on Form 4 were not filed reporting the grant of stock options in January 2, 2003 to the following individuals in the amounts set forth next to their names:

Mr. Dan Lehrfeld	50,000 options
Ms. Maria Murray	24,000 options
Ms. Devaunshi Sampat	24,000 options
Mr. William S. Miraglia	24,000 options
Mr. Thomas Lenagh	12,000 options
Mr. Frank Wiedeman	12,000 options
Mr. Jan Winston	12,000 options
Mr. John Rich	12,000 options

All options granted on this date expire on January 1, 2013. These late filings were inadvertent, and the required filings will be made promptly.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).  A copy of such Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.                                                    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid by the Company and its Subsidiaries, with respect to the Company’s officers, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Options
Daniel Lehrfeld,	2003	$156,000	$—		85,000
President and	2002	148,000	32,500	*	110,000
Chief Executive Officer	2001	156,000	—		—

Maria Murray,	2003	112,000	—		40,000
Vice President,	2002	107,000	—		89,000
Special Projects	2001	115,000	—		—

Devaunshi Sampat,	2003	113,000	—		50,000
Vice President,	2002	105,000	—		59,500
Marketing Communications	2001	139,000	—		—

William Miraglia	2003	104,000	—		40,000
Vice President,	2002	101,000	—		45,000
Chief Financial Officer	2001	105,000	—		—

*                                         Reflects deferred payout of bonus granted in recognition of asset sale in 2000.  Full proceeds invested in Company Series B Preferred stock.

The Company is party to an employment agreement with Mr. Dan Lehrfeld, President and CEO, that provides for a minimum annual salary during its term, and severance benefits under certain conditions that include change of control of the Company.

The aggregate minimum commitment under this agreement is as follows:

Year Ending December 31,
2004	$175,000
2005	$175,000
2006	$175,000
2007	$175,000
2008	$175,000

Should Mr. Lehrfeld be terminated without cause during this contract period he would be entitled to one year’s salary.

There is an SEC requirement to report officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s reported salary and bonus. During fiscal year 2003, 2002 and 2001, respectively, no officer received any perquisites or other personal benefits, nor were any granted.

Compensation of Directors

Each non-employee director was paid $400 during fiscal year 2003 and 2002, respectively, for each board meeting he/she attended, and $200 during fiscal year 2003 and 2002, respectively, for each conference call meeting in which he/she participated.

Compensation Committee Interlocks and Insider Participation in Compensation Committee

The following directors of the Company served as members of the Compensation Committee of the Company’s Board of Directors during 2003:  Mr. Frank Wiedeman, Mr. Jan Winston and Mr. John Rich.  Officer’s compensation is guided by overall job performance and the market salaries for those positions for companies of the same relative size and within industries similar to the Company’s industry, as well as relativity to other salaries within the Company.

Option Exercises and Holdings

The following table provides information concerning options exercised during 2003 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2003.

Option Values at December 31, 2003

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at December 31, 2003 (# of shares)		Value of In-the-Money Options at December 31, 2003 ($)(1)
Name	(# shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Lehrfeld	0	0	396,300	123,700	0	0

Maria Murray	0	0	106,370	83,630	0	0

Devaunshi Sampat	0	0	67,135	63,865	0	0

William Miraglia	0	0	29,504	59,496	0	0

(1)                                  Based on $0.50 per share, the closing price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on December 31, 2003.

Long term Incentive Plans – Awards in the Last Fiscal Year

The following table presents options granted to named Officers for the past two fiscal years:

			Estimated Future Payouts Under Non-Stock Price Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturities or Payout	Threshold	Target	Maximum
Dan Lehrfeld	50,000	January 2013
Maria Murray	24,000	January 2013
Devaunshi Sampat	24,000	January 2013
William Miraglia	24,000	January 2013

Option/SAR Grants in Last Fiscal Year

Individual Grants						Potential Floatable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term	Alternative to (f) and (g) Grant Date Value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(f)
Name	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in Fiscal Year	Expiration or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)	Grant Date Payment Value ($)
Dan Lehrfeld	50,000	16.7%	$0.50	Jan 2013			$0.48
Maria Murray	24,000	8.0%	$0.50	Jan 2013			$0.48
Devaunshi Sampat	24,000	8.0%	$0.50	Jan 2013			$0.48
William Miraglia	24,000	8.0%	$0.50	Jan 2013			$0.48

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information with respect to the security ownership of the directors and named executive officers of the Company and the security ownership of each individual or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock outstanding (5,445,903 shares) as of March 25, 2004.  Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options, (including “out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity.  The Company has been advised that all individuals, or entities, listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.  Unless otherwise indicated, the address of each beneficial owner is c/o Photonic Products Group, Inc., 181 Legrand Avenue, Northvale, New Jersey 07674.

			Percent of
Name and Address of Beneficial Owner	Number of shares		Common Stock

Clarex, Ltd. & Welland Ltd.	8,737,866	(1)	74.7%
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas

Warren Ruderman	1,467,046		27.1%
45 Duane Lane
Demarest, NJ 07627

Daniel Lehrfeld	556,300	(2)	9.5%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Hoechst Celanese Corp.	300,000		5.5%
Routes 202-206 North
Box 2500
Somerville, NJ 08876

Thomas Lenagh	105,000	(3)	1.9%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Frank Wiedeman	97,000	(4)	1.8%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

John Rich	30,300	(5)	0.6%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Jan Winston	27,000	(6)	0.5%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Maria Murray	185,830	(7)	3.3%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

William Miraglia	67,400	(8)	1.2%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Devaunshi Sampat	110,400	(9)	2.0%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Directors and Executive	1,179,730	(10)	18.6%
Officers as a group
(8 persons)

(1)                                  Including 900,000 shares subject to convertible preferred stock exercisable or convertible within 60 days, 2,380,952 shares subject to convertible promissory notes at a stated conversion of $0.42, the market value of the Company’s Common Stock on the date of issuance of the Note and 3,000,000 shares subject to convertible promissory notes at a stated conversion of $0.50, the market value of the Company’s Common Stock on the date of issuance of the Note.

(2)                                  Including 48,000 shares subject to convertible preferred stock and 396,300 shares subject to options exercisable within 60 days.

(3)                                  Including 80,500 shares subject to options exercisable within 60 days.

(4)                                  Including 47,000 shares subject to options exercisable within 60 days.

(5)                                  Including 12,000 shares subject to convertible preferred stock and 15,300 shares subject to options exercisable or convertible within 60 days.

(6)                                  Including 4,000 shares subject to convertible preferred stock and 22,000 shares subject to options exercisable or convertible within 60 days.

(7)                                  Including 180,855 shares subject to convertible preferred stock, stock options, and warrants exercisable or convertible within 60 days.

(8)                                  Including 65,600 shares subject to convertible preferred stock, stock options, and warrants exercisable or convertible within 60 days.

(9)                                  Including 108,400 shares subject to convertible preferred stock, stock options, and warrants exercisable or convertible within 60 days.

(10)                            Including 979,655 shares subject to convertible preferred stock, stock options, and warrants exercisable or convertible within 60 days.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Key Employee Compensation Plan and the Company’s 2000 Equity Compensation Program, as of December 31, 2003.  These plans were the Company’s only equity compensation plans in existence as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Shareholders	1,449,100	$1.42	2,550,900

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,449,100	$1.42	2,550,900

Item 13.                                                    Certain Relationships and Related Transactions

During the years ended December 31, 2003, 2002 and 2001 approximately 3%, 4%, and 3%, respectively, of the Company’s net product sales were through a foreign agent, in which, Warren Ruderman, a principal shareholder of the Company, has an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

During 2003, Clarex, Ltd., a shareowner and debt holder, received a 6% Secured Promissory Note for $1,700,000 due January 2005.  In October 2003, Clarex, Ltd. received a $1,500,000 6% Subordinated Convertible Promissory Note due January 2006.

During 2002, Welland, Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, resulting in proceeds to the Company of $1,000,000.

Item 14.                                                    Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work.  The Audit Committee is informed of each service actually rendered

Audit Fees.  Audit fees billed or expected to be billed to the Company by the Company’s principal accountant for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2003 and 2002 totaled approximately $74,000 and $71,000, respectively.

Audit-Related Fees.  The Company was billed $0 and $0 by the Company’s principal accountant for the fiscal years ended December 31, 2003 and 2002, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

Tax Fees.  The Company was billed an aggregate of $7,500 and $7,500 by the Company’s principal accountant for the fiscal years ended December 31, 2003 and 2002, respectively, for tax services, principally the preparation of income tax returns.

All Other Fees.  The Company did not incur any fees for the fiscal years ended December 31, 2003 and 2002, respectively, for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved.  The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)     Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

(a) (2)     Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a) (3)     Exhibits.

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation, as filed with the Secretary of State of the State of New Jersey in September 2003 (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983)

3.2

Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of New Jersey on September 2003 (Incorporated by reference to the Company’s definitive proxy statement, pursuant to Section 14(A) of the Securities Exchange Act of 1934, filed with the Securities and Exchange commission on July 28th, 2003.

3.3

Series A 10% Convertible Preferred Stock (Incorporated by reference to the Company’s definitive proxy statement, pursuant to Section 14(A) of the Securities Exchange Act of 1934, filed with the Securities and Exchange commission on July 28th, 2003.

3.4

Series B 10% Convertible Preferred Stock (Incorporated by reference to the Company’s definitive proxy statement, pursuant to Section 14(A) of the Securities Exchange Act of 1934, filed with the Securities and Exchange commission on July 28th, 2003.

3.5

By-laws (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement or amendments thereto on Form S-18 (Registration No. 2-83689), initially filed with the Securities and Exchange Commission on May 11, 1983)

10.10*	Employment contract with Daniel Lehrfeld (Incorporated by reference to the Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999)

10.2*

INRAD, Inc. 2000 Equity Compensation Program (Incorporated by reference to the Report to the Securities and Exchange Commission on Form 14-A Proxy Statement for the fiscal year ended December 31, 1999)

10.3	Secured Promissory note dated June 30, 2003 between Clarex, LTD and Photonic

Products Group, Inc.

10.4	Secured Promissory note dated October 31, 2003 between Clarex, LTD and Photonic Products Group, Inc.

10.5	Secured Promissory note dated December 31, 2002 between Welland, LTD and Photonic Products Group, Inc.

14.1	Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Company

23.1	Consent from Holtz Rubenstein & Co, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contracts and employment agreements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated: April 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Lenagh	Chairman of the Board of Directors	April 9, 2004
Thomas Lenagh

/s/ Daniel Lehrfeld	President, Chief Executive Officer and Director	April 9, 2004
Daniel Lehrfeld

/s/ Frank Wiedeman	Director	April 9, 2004
Frank Wiedeman

/s/ John Rich	Director	April 9, 2004
John Rich

/s/ Jan Winston	Director	April 9, 2004
Jan Winston

/s/ William S. Miraglia	Chief Financial Officer and Secretary	April 9, 2004
William S. Miraglia

PHOTONIC PRODUCTS GROUP , INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2003

Independent Auditors’ Report

Board of Directors and Shareholders
Photonic Products Group, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets Photonic Products Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
March 25, 2004

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,282,160	$1,155,074
Accounts receivable (after allowance for doubtful accounts of $40,000 in 2003 and 2002)	973,415	1,041,262
Inventories	2,219,116	2,082,932
Unbilled contract costs	191,767	341,541
Other current assets	76,941	80,675
Total Current Assets	4,743,399	4,701,484
Plant and equipment,
Plant and equipment at cost	9,824,498	9,307,753
Less: Accumulated depreciation and amortization	(6,572,278)	(6,008,008)
Total plant and equipment	3,252,220	3,299,745
Precious Metals	309,565	309,565
Intangible Assets	443,750
Other Assets	102,187	198,131
Total Assets	$8,851,121	$8,508,925

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes Payable - Bank	$—	$751,074
Note payable - Other	68,292	124,917
Current portion of long term debt	—	927,549
Accounts payable and accrued liabilities	993,150	368,337
Current obligations under capital leases	99,664	98,657
Total current liabilities	1,161,106	2,270,534

Related Party Covertible and Secured Notes Payable	4,200,000	1,000,000
Other Long Term Notes	116,728	—
Capital Lease Obligations	88,848	188,513
Total liabilities	5,566,682	3,459,047

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 40,000,000 authorized 5,445,903 shares issued at December 31, 2003 and 5,283,640 issued at December 31, 2002	54,459	52,836
Capital in excess of par value	9,534,523	9,470,676
Accumulated deficit	(8,889,593)	(7,058,684)
	3,299,389	5,064,828
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,284,439	5,049,878
Total Liabilities & Shareholders’ Equity	$8,851,121	$8,508,925

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001

REVENUES
Net sales	$5,388,184	$5,569,118	$8,075,205

COST AND EXPENSES
Cost of goods sold	3,917,123	4,662,599	5,078,352
Selling, general and admistrative expense	2,389,547	2,276,495	2,501,621
Internal research and development expense	153,843	134,424	201,603
Special charges		—	299,733
	7,042,513	7,073,518	8,081,309

OPERATING LOSS	(1,654,329)	(1,504,400)	(6,104)

OTHER INCOME (EXPENSE)
Gain on sale of technology	—	—	44,800
Interest expense	(270,946)	(135,001)	(91,154)
Interest income	4,781	10,883	50,919
Other	8,950	13,126	(38,071)
	(257,215)	(110,992)	(33,506)

LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND PREFERRED STOCK DIVIDENDS	(1,911,544)	(1,615,392)	(39,610)

INCOME TAX BENEFIT (PROVISION)	134,235	(100,580)	83,244

NET (LOSS) PROFIT	(1,777,309)	(1,715,972)	43,634

PREFERRED STOCK DIVIDENDS	(53,600)	(120,600)	(155,000)

NET LOSS APPLICABLE TO TO COMMMON SHAREHOLDERS	$(1,830,909)	$(1,836,572)	$(111,366)

NET LOSS PER COMMON SHARE-BASIC	$(0.35)	$(0.35)	$(0.02)

NET LOSS PER COMMON SHARE-DILUTED	$(0.35)	$(0.35)	$(0.02)

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred	Stock	Preferred	Stock	Capital in				Total
	Common Stock		(Series	A)	(Series	B)	excess of		Payable/	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Receivable	Stock	Equity
Balance, December 31, 2000	4,957,678	$49,577	500	$500,000	2,100	$2,100,000	$9,084,898	$(5,110,745)	$(220,000)	$(14,950)	$6,388,780

Exercise of Options	29,250	293	—	—	—	—	30,833	—	—	—	31,126

Exercise of Warrants	51,675	516	—	—	—	—	56,683	—	—	—	57,199

Dividend on Preferred Stock	92,000	920	—	—	—	—	154,080	(155,000)	—	—	—

Subscription received	—	—	—	—	—	—	—	—	220,000	—	220,000

Contribution	5,000	50	—	—	—	—	4,700	—	—	—	4,750

Net income for the year	—	—	—	—	—	—	—	43,633	—	—	43,633

Balance, December 31, 2001	5,135,603	51,356	500	500,000	2,100	2,100,000	9,331,194	(5,222,112)	—	(14,950)	6,745,488

401K contribution	14,037	140	—	—	—	—	20222	—			20,362

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	119260	(120,600)			—

Net loss for the year	—	—	—	—	—	—	—	(1,715,972)	—	—	(1,715,972)

Balance, December 31, 2002	5,283,640	52,836	500	500,000	2,100	2,100,000	9,470,676	(7,058,684)	—	(14,950)	5,049,878

401K contribution	28,263	283	—	—	—	—	11,587	—	—	—	11,870

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	52,260	(53,600)	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(1,777,309)	—	—	(1,777,309)

Balance, December 31, 2003	5,445,903	$54,459	500	$500,000	2,100	$2,100,000	$9,534,523	$(8,889,593)	$—	$(14,950)	$3,284,439

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net (loss) profit	$(1,777,309)	$(1,715,972)	$43,634

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	566,764	508,510	349,980
Deferred taxes	—	100,000	(100,000)
401K common stock contribution	11,870	20,362	4,750
Allowance for uncollectible accounts		(14,000)	—
Inventory reserve	475,000
Changes in assets and liabilities:
Accounts receivable	244,670	268,132	(58,344)
Inventories	(319,892)	273,953	(594,195)
Unbilled contract costs	149,774	50,215	132,347
Other current assets	7,656	59,691	(78,059)
Other assets	102,097	3,329	117,876
Accounts payable and accrued liabilities	255,987	(361,055)	(287,929)

Total adjustments	1,493,926	909,137	(513,574)
Net cash used in operating activities	(283,383)	(806,835)	(469,940)

Cash flows from investing activities:
Capital expenditures	(101,045)	(553,556)	(2,223,850)
Net cash used for acquisition of business	(183,780)	—	—

Net cash used in investing activities	(284,825)	(553,556)	(2,223,850)

Cash flows from financing activities:
Proceeds from preferred stock			220,000
Proceeds from notes payable	3,200,000	2,125,991	750,000
Proceeds from evercise of warrants and options	—	—	88,325
Principal payments of notes payable	(727,425)	(72,452)	—
Principal payments of bank debt	(1,678,623)	—	—
Principal payments of capital lease obligations	(98,658)	(87,023)	(49,464)

Net cash provided by financing activities	695,294	1,966,516	1,008,861

Net increase (decrease) in cash and cash equivalents	127,086	606,125	(1,684,929)

Cash and cash equivalents at beginning of the year	1,155,074	548,949	2,233,878

Cash and cash equivalents at end of the year	$1,282,160	$1,155,074	$548,949

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2003

1.         Nature of Business and Summary of Significant Accounting Policies

a.   Nature of Operations

PHOTONIC PRODUCTS GROUP, Inc. and Subsidiaries (the “Company”, formerly known as Inrad, Inc.) is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments.  The Company’s principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors.  The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and the Far East, using independent sales agents.

b.   Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries.  Upon consolidation, all intercompany accounts and transactions are eliminated.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

h.   Intangible assets resulting from business acquisition

Intangible assets resulting from the Company’s business acquisition principally consists of non-contractual customer relationships that approximated $446,000.  The intangible assets are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.

The gross carrying amount of intangible assets as of December 31, 2003 was $446,000.  Accumulated amortization related to intangible assets approximates $2,000 as of December 31, 2003.  Amortization expense was approximately $2,000 for the year ended December 31, 2003.  Aggregate amortization for the five succeeding years ending December 31, 2004 through December 31, 2009 approximates $32,000.

i.    Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and accounts for stock issued for services provided by other than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.  During December 2003, the Company issued all stock options at fair market value.  A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option.

 (ii) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) in accounting for its employee stock options.  Accordingly, no compensation expense has been recognized.  Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of FASB 123, the Company’s net income (loss) and net income (loss) per share applicable to common shareholders would have changed to the following pro forma amounts:

	Years Ended December 31,
	2003	2002	2001
Net (loss) income:
As reported	$(1,830,909)	$(1,836,572)	$(111,366)
Pro forma	(1,907,464)	(2,188,584)	(320,423)

Income (loss) per share:
Basic:
As reported	$(.35)	$(.35)	$(.02)
Pro forma	(.36)	(.42)	(.06)

Diluted:
As reported	$(.35)	$(.35)	$(.02)
Pro forma	(.36)	(.42)	(.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following range of weighted-average assumptions were used for grants during the years ended

December 31, 2003, 2002 and 2001:

	Years Ended
	December 31,
	2003	2002	2001

Dividend yield	0.00%	0.00%	0.00%
Volatility	127.16%	128.11%	168.67%
Risk-free interest rate	5.2%	5.2%	6.0%
Expected life	10 years	10 years	10 years

j.    Revenue recognition

The company records revenue, other than on Contract R&D, when the product is shipped. Revenues from sponsored research and development are recorded using the percentage-of-completion method.  Under this method, revenues are recognized based on direct labor and other direct costs incurred compared with total estimated direct costs.  Contract R&D costs include allocations of plant overhead and general and administrative costs. Losses on contracts are recorded when identified.

k.   Internal research and development costs

Internal research and development costs are charged to expense as incurred.

l.    Precious metals

Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

m.  Use of estimates

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

n.   Advertising costs

Advertising costs are charged to operations when the advertising first takes place.  Included in selling, general and administrative expenses are advertising costs of $32,000, $62,000 and $45,000 for the years ended December 31, 2003, 2002 and 2001.

o.   Statements of cash flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Interest paid during the years ended December 31, 2003, 2002 and 2001 was $114,946, $135,001 and $91,154, respectively.

Income taxes paid were $1,000 in 2003, $580 in 2002, $16,756 in 2001.

p.   Concentration of risk

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

q.   Net (loss) income per common share

The basic net (loss) income per share is computed using weighted average number of common shares outstanding for the applicable period.  The diluted (loss) income per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts, including equivalents, would be anti- dilutive.

r.    Shipping and handling costs

The Company has included freight out as a component of selling, general and administrative expenses that amounted to $26,643 in 2003, $30,242 in 2002 and $42,675 in 2001.

s.   Recently issued accounting pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions did not have a significant impact on the Company’s financial condition or results of operations. The disclosure requirements of FIN 45 were effective for both interim and annual periods that end after December 15, 2002.  The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and amended the Interpretation in December 2003.  FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the voting equity investors do not have a financial controlling interest, or the equity investment at risk, is sufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIE’s.  The provisions of FIN. 46 were effective immediately for all arrangements entered into with new VIE’s created after January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement clarifies  accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement was developed to respond to concerns expressed by users of financial statements about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position “mezzanine equity”). This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares.  SFAS No. 150 aims to eliminate diversity in practice by requiring certain types of “freestanding” financial instruments, such as mandatorily redeemable instruments, to be reported as liabilities.  Preferred dividends on these instruments are now classified as interest expense. Retroactive reclassification of amounts reported in historical financial statements for periods prior to the effective date of SFAS No. 150 is not permitted. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commenced after June 15, 2003.

2.         Inventories

Inventories are comprised of the following:

	December 31,
	2003	2002

Raw materials	$543,116	$379,838
Work in process, including manufactured parts and components	1,275,000	1,510,890
Finished goods	401,000	192,204
	$2,219,116	$2,082,932

3.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2003	2002

Office and computer equipment	$919,725	$863,603
Machinery and equipment	7,544,364	7,106,236
Leasehold improvements	1,360,409	1,337,914
	9,824,498	9,307,753
Less accumulated depreciation and amortization	6,572,278	6,008,008
	$3,252,220	$3,299,745

4.         Bank Loans

In January 2002, the Company repaid its obligation with its bank and entered into a new agreement with another bank.  This agreement provided for a $1,000,000 Line of Credit at the bank’s prime rate, and a $1,000,000 Asset Based Loan at 5.61%.

In January 2003, the Company was in violation of certain financial covenants required under the loan agreements  the Bank agreed to extend the loans through March 2003.  As a result of the violations of the covenants all bank debt had been classified as a current liability in 2002.

In June 2003, the Bank sold the then outstanding loans aggregating approximately $1,680,000 to a third party who demanded payment due to default of certain financial covenants contained in the loan documents.  In June 2003, the Company received $1,700,000 from a major Shareholder and Debt Holder of the Company.  The proceeds of the note were used to pay the outstanding bank debt.  The note is secured by the assets of the Company. The note bears interest at the rate of 6% per annum and is due January 2005.

5.         Subordinated Convertible Promissory Note

In 2003, the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,500,000.  The note was amended in 2004 to clarify its conversion features.  The Holder of the Note is a major Shareholder and Debt Holder of the Company.  The note bears interest at the rate of 6% per annum and has a maturity date of January 31, 2006.  The note is convertible into common shares (and/or securities convertible into common shares) of the Company at a conversion price that shall be (a) the price at which common stock (or securities convertible into common stock) is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 12 months of December 31, 2003, the date of the Note.

In 2002, the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,000,000.  The note was amended in 2004 to clarify its conversion features.  The Holder of the Note is a related party to a major Shareholder of the Company.  The note bears interest at the rate of 6% per annum and has a maturity date of January

31, 2006.  The note is convertible into common shares (and/or securities convertible into common shares) of the Company at a conversion price that shall be (a) the price at which common stock (or securities convertible into common stock) is first issued for cash after the date of the Note to an unrelated third party investor or (b) the price mutually agreed upon by the Issuer and Holder at its then fair market value if no such issuance has occurred within 24 months of December 31, 2002, the date of the Note.

6.         Notes Payable Other

At the time of the purchase of Laser Optics, Inc., the Company converted certain liabilities to notes payable.  Notes totaling $100,728 were issued to former officers of Laser Optics, Inc. for back pay and unreimbursed business expenses.  These notes are for a three year period and carry an interest rate defined as the prime rate in the United States as published in the Wall Street Journal. A note in the amount of $86,777 was issued to the former landlord for back rent.  It is a 36-month note with an interest rate of 2% per annum.  At the time of the closing a former officer of Laser Optics, Inc. received a $15,000 prepayment on his note. All note balances are payable monthly commencing January 2004.

Notes payable other consist of the following:

	December 31,
	2003	2002
Notes payable, payable in aggregate monthly installments of $5,017, including interest at rates ranging from 2.0% to prime (4% at December 31, 2003) expiring in November 2006,	$185,020	$—
Less current portion	68,292	—

Long-term debt, excluding current portion	$116,728	$—

Notes payable other, mature as follows:

2004	$68,292
2005	57,490
2006	59,238
$185,020

7.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2003	2002

Trade accounts payable and accrued purchases	$318,090	$131,903
Accrued vacation	251,794	79,017
Accrued payroll	92,391	100,267
Accrued interest	156,000
Accrued relocation costs	107,000
Accrued expenses - other	67,875	57,150

	$993,150	$368,337

8.         Capital Leases

Capital leases consist of the following:

	December 31,
	2003	2002
Capital leases, payable in aggregate monthly installments of $10,000, including interest at rates ranging from 11.0% to 11.6% expiring through October 2005, collateralized by equipment	$188,512	$287,169
Less current portion	99,664	98,657

Long-term debt, excluding current portion	$88,848	$188,512

Maturities of capital leases are as follows:

Year Ending
December 31,
2004	124,543
2005	95,477

Total minimum payments	220,020
Less amounts representing interest	31,508

Present value of minimum payments	$188,512

Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $415,000 and $134,000 respectively at December 31, 2003.

9.         Income Taxes

A reconciliation of the income tax (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended December 31,
	2003	2002	2001

Federal statutory rate	34%	34%	34%
Tax provision (benefit) at Federal statutory rates	$(604,255)	$(549,233)	$14,836
Loss in excess of available benefit	604,255	549,233	—
Change in valuation allowance	—	100,000	(114,836)
State taxes	(134,235)	580	16,756

	$(134,235)	$100,580	$(83,244)

At December 31, 2003, the Company has Federal and State net operating loss carryforwards for tax purposes of approximately $8,814,000 and $1,497,000, respectively.  The tax loss carryforwards expire at various dates through 2023.

The State of New Jersey has enacted a program that allows new or emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any corporation for at least 75% of the value of the tax benefits.  In 2003, the Company sold $1,767,783 of their NOL for $135,235.

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

The provision (benefit) for income taxes consists of the following:

	Years Ended
	December 31,
	2003	2002	2001

Current:
State	$(134,235)	$580	$16,756
Deferred:
Federal	—	100,000	(100,000)
State	—	—	—

Total	$(134,235)	$100,580	$(83,244)

Deferred tax assets (liabilities) comprise the following:

		December 31,
		2003	2002

Inventory reserves		$240,000	$50,000
Vacation liabilities		101,000	32,000
Other		32,000	83,000
Depreciation		(21,000)	(3,000)
Loss carryforwards		2,996,000	2,500,000
Gross deferred tax assets		3,348,000	2,662,000
Valuation allowance		(3,348,000)	(2,662,000)
		$—	$—

10.          Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001 approximately 3%, 4%, and 3%, respectively of the Company’s net product sales were through a foreign agent, in which Warren Ruderman, a principal shareholder has an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

During 2003 Clarex, LTD. A shareowner and debt holder received a 6% Secured Promissory Note for $1,700,000 due December 2005.  In October 2003 Clarex, LTD received a $1,500,000, 6% Convertible Promissory Note due January 2006.

During 2002, Welland Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, resulting in proceeds to the Company of $1,000,000.

11.      Commitments

a.     Lease commitment

PPGI occupies approximately 31,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006.  PPGI has an option to renew the Northvale lease for an additional term of five years.  In November 2003, the Company exercised its option to lease 11,000 square feet of additional adjoining space in the same building, bringing the total square feet of space occupied by PPGI in Northvale, New Jersey to 42,000 square feet.  Laser Optics Holdings, Inc., a subsidiary of the Company, acquired the rights to lease 8,000 square feet of space in Bethel, CT, formerly occupied by Laser Optics, Inc., upon the acquisition of Laser Optics, Inc.  This lease expires in May 2004, and the Company has the right to renew the lease on a month-by-month basis, at its sole option, for three months.  The Company does not plan to renew the lease, and it intends to vacate the premises upon the expiration of such lease in May 2004 and relocate the facility to Northvale, NJ.  Rental expense was approximately $238,000, $224,000 and $212,000 in 2003, 2002 and 2001, respectively, and real estate taxes were $48,000, $41,000 and $39,000 in 2003, 20021 and 2001, respectively.

Future minimum annual rentals are payable as follows:

Year Ending
December 31,
2004	$304,000
2005	$315,000
2006	$325,000

b.     Retirement plans

The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan).  The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis.  The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions.  The Company contributed $12,945 in the form of 25,891 shares of the Company’s common stock in 2003, distributed in March 2004. The Company contributed $11,870 in the form of 28,263 shares of the Company’s common stock in 2002, distributed in March 2003

c.     Employment agreements

The Company is party to an employment agreement with an officer that provides for a minimum annual salary. The aggregate minimum commitment under this agreement is as follows:

Year Ending
December 31,
2004	$175,000
2005	$175,000
2006	$175,000
2007	$175,000
2008	$175,000

Should the agreement be terminated without cause during the term of the contract, the officer would be entitled to one year’s salary.

12.      Product Sales, Foreign Sales and Sales to Major Customers

The Company’s sales for each major category of its product line are as follows:

	2003		2002		2001
Category	Sales	%	Sales	%	Sales	%
Optical Components	$4,469,000	83	$4,325,905	79	$6,035,049	77
Laser Accessories	893,000	17	1,155,816	21	1,850,988	23
TOTAL	$5,362,000	100	$5,481,721	100	$7,886,037	100

Export sales, primarily to approximately sixteen customers in six countries within Europe, Asia and Canada, amounted to 19%, 19% and 31% of net product sales in 2003, 2002 and 2001, respectively.

No foreign customer accounted for more than 10% of product sales in 2003 or 2002.  One foreign customer accounted for 10.7% of product sales in 2001.  In 2003, two U.S. customers accounted for 16.0% and 10.0% of total sales.  In 2002 one U.S. customer accounted for 13.4% of total sales.  One U.S. customer accounted for 17.7% of total sales in 2001.

13.      Shareholders’ Equity

            a.     Common shares reserved

Common shares reserved at December 31, 2003, are as follows:

1991 Stock option plan	314,500
2000 Stock option plan	4,000,000
Convertible preferred stock	1,340,000
Subordinated convertible notes	5,380,952

b.     Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series.  The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

For the years ended December 31, 2003, 2002 and 2001, the Company paid a common stock dividend on preferred stock equal to  $54,000, $121,000 and $155,000, respectively.

c.     Stock options

The Company has adopted two stock option plans that provide for the granting of options to employees, officers, directors, and others who render services to the Company.  Under these plans in the aggregate, options to purchase no more than 4,500,000 shares of common stock may be granted, at a price that may not be less than the fair market value per share.

Under the 1991 Stock Option Plan the Company may grant options to purchase up to 500,000 shares of Common Stock to its officers, key employees and other who render services to the Company.  The 1991 Stock Option Plan expired in December 2001.

The Equity Compensation Program authorizes the issuance of incentive stock options. At the annual Shareholders’ meeting held in 2003, shareholders’ approved a recommendation by the Board to increase the number of options to be granted under the 2000 Equity Compensation Program, from 1,500,000 to 4,000,000.    The 2000 equity compensation plan expires in August 2010.

A summary of the status of the Company’s program as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

	Years Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,173,800	$1.69	698,600	$2.20	729,500	$1.96
Granted	299,900	0.50	475,200	0.94	289,700	4.97
Exercised	—	—	—	—	(29,250)	1.05
Expired	—	—	—	—	(15,500)	1.25
Forfeited	(24,600)	2.26	—	—	(276,350)	1.90
Outstanding, end of year	1,449,100	1.42	1,173,800	1.69	698,600	2.20
Options exercisable, end of year	881,424	1.88	402,163.98		242,650	1.70
Weighted-average fair values of options granted during year		$.48			$.91	$4.97

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Outstanding	Price
$0.50 - $2.00	1,292,000	8.59 yrs.	$1.14	724,324	$1.48
$3.00 - $5.00	157,100	7.27 yrs.	$3.72	157,100	$3.72

d.     Warrants

In 2001, warrants were exercised resulting in net proceeds to the Company of $57,200.

e.     Income per common share

A reconciliation of income from continuing operations andbasic to diluted share amounts is presented below.

	Years Ended December 31,
	2003		2002		2001
		Average		Average		Average
	(Loss)	Shares	(Loss)	Shares	Income	Shares
(Loss) income before preferred dividends	$(1,777,309)		$(1,715,972)		$43,634

Less: preferred stock dividends	(53,600)		(120,600)		(155,000)
Basic:
Available to common shareholders	(1,830,909)	5,287,849	(1,836,572)	5,210,322	(111,366)	5,046,666
Dilutive effect of convertible preferred stock and stock options	—	—	—	—	—	—
Diluted:
Available to common shareowners and assumed conversions	$(1,830,909)	5,287,849	$(1,836,572)	5,608,513	$(111,366)	5,046,666

14.      Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2003 approximates fair value.

15.      Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2003	First	Second	Third	Fourth
Net sales	$1,200,853	1,147,117	1,405,663	1,634,551
Gross profit	279,963	201,856	285,690	228,552
Net (loss)	(357,857)	(491,787)	(380,473)	(600,792)
Net income per share - Basic (a)	(0.07)	(0.09)	(0.07)	(0.11)
Net income per share - Diluted (a)	(0.07)	(0.09)	(0.07)	(0.11)

Year 2002	First	Second	Third	Fourth
Net sales	$1,220,465	1,685,964	1,344,569	1,318,120
Gross profit	46,599	425,675	237,553	196,691
Net (loss)	(476,688)	(322,209)	(409,056)	(628,619)
Net income per share - Basic (a)	(0.09)	(0.06)	(0.08)	(0.12)
Net income per share - Diluted (a)	(0.09)	(0.06)	(0.08)	(0.12)

(a)          Quarterly income per share amounts may not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

16.      Special Charges

During 2003 the Company accrued certain expenses related to the relocation of 17 employees from Bethel, CT to its facility in Northvale, NJ.  The special charges accrued amounted to $107,000 ($.02 per share on a basic and diluted basis) and included the costs for permanent relocation, stay on bonuses and relocation bonuses, anticipated to be expended in the next fiscal year.

During 2003 the Company determined that there was excess inventory, relative to forecasted future needs, of certain crystals and solutions.  Based on this determination, a reserve was taken in the amount of $475,000 ($.09 per share on a basic and diluted basis) in order to recognize the diminished future economic benefit of the inventory.

At the end of 2000, the Company announced a process engineering redesign program to formalize production operations, and improve profitability through margin improvement.  The special charges associated with this program were $299,763 ($.06 per share on a basic and diluted basis) for the year ended December 31, 2001.

17.                               Acquisitions

In November 2003, the Company acquired the assets and liabilities of Laser Optics, Inc.  an optical manufacturing and thin films coating operation.  Capital assets along with the employees of Laser optics, Inc, will be relocated from Bethel, CT to the Company’s facility in Northvale, NJ during the second quarter of 2004.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations.  The Company has obtained independent appraisals of the fair values of the acquired property, plant & equipment. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values
Assets acquired	$894,725
Liabilities assumed	(1,158,422)
Intangible assets acquired	446,000
Net assets acquired	$182,303

As a result of the acquisition, the Company plans to incur integration expenses for the incremental costs to consolidate activities at the Northvale, NJ location.  Generally accepted accounting principles require that integration expenses that are associated with future revenues and have future economic benefit must be expensed as incurred.  See footnote 15.