Form 10-Q
period 2004-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2004-05-13
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common shares of stock outstanding as of March 31, 2004:

5,441,353 shares

Photonic Products Group, Inc.

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$822,700	$1,282,160
Accounts receivable (after allowance for doubtful accounts of $40,000 in 2004 and 2003)	997,236	973,415
Inventories	2,147,089	2,219,116
Unbilled contract costs	139,928	191,767
Other current assets	102,819	76,941
Total Current Assets	4,209,772	4,743,399
Plant and equipment,
Plant and equipment at cost	9,979,722	9,824,498
Less: Accumulated depreciation and amortization	(6,722,962)	(6,572,278)
Total plant and equipment	3,256,760	3,252,220
Precious Metals	309,565	309,565
Intangible Assets	435,750	443,750
Other Assets	127,867	102,187
Total Assets	$8,339,714	$8,851,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes Payable - Bank	$—	$—
Note payable -Other	55,800	68,292
Current portion of long term debt	—	—
Accounts payable and accrued liabilities	1,026,152	993,150
Current obligations under capital leases	99,664	99,664
Total current liabilities	1,181,616	1,161,106

Secured Note Payable	4,200,000	4,200,000
Other Long Term Notes	98,097	116,728
Capital Lease Obligations	65,510	88,848
Total liabilities	5,545,223	5,566,682

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 sharres issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 40,000,000 authorized 5,445,953 shares issued at March 31, 2004 and December 31, 2003	54,459	54,459
Capital in excess of par value	9,534,523	9,534,523
Accumulated deficit	(9,379,541)	(8,889,593)
	2,809,441	3,299,389
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	2,794,491	3,284,439
Total Liabilities & Shareholders’ Equity	$8,339,714	$8,851,121

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Product sales	$1,805,902	$1,190,853
Contract R & D	—	10,000

Total Revenue	1,805,902	1,200,853

Cost and Expenses:
Cost of goods sold	1,528,509	911,072
Contract R & D expenses	—	9,818
Selling, general & administrative expenses	655,838	549,267
Internal R & D expenses	35,408	55,568
Special charges
Total Cost and Expenses	2,219,755	1,525,725

Operating loss	(413,853)	(324,872)

Other income (expense):
Interest expense	(77,067)	(34,761)
Interest & other (income) expense, net	972	1,776

Loss before income tax (provision) benefit and Preferred Stock dividends	(489,948)	(357,857)

Income tax Benefit (Provision) (net)

Net Loss	(489,948)	(357,857)

Preferred stock dividends	—	—

Net loss applicable to common shareholders	$(489,948)	$(357,857)

Net loss income per common share - basic and diluted	$(0.09)	$(0.07)

Weighted average shares outstanding	5,445,903	5,283,690

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred (Series Shares	Stock A) Amount	Preferred (Series Shares	Stock B) Amount	Capital in excess of par value	Deficit	Payable/ Receivable	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance, December 31, 2001	5,135,603	$51,356	500	$500,000	2,100	$2,100,000	$9,331,194	$(5,222,112)	$—	$(14,950)	$6,745,488

401K contribution	14,037	140	—	—	—	—	20222	—			20,362

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	119260	(120,600)			—

Net loss for the year	—	—	—	—	—	—	—	(1,715,972)	—	—	(1,715,972)

Balance, December 31, 2002	5,283,640	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,058,684)	$—	$(14,950)	$5,049,878

401K contribution	28,263	283	—	—	—	—	11,587	—	—	—	11,870

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	52,260	(53,600)	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(1,777,309)	—	—	(1,777,309)

Balance, December 31, 2003	5,445,903	$54,459	500	$500,000	2,100	$2,100,000	$9,534,523	$(8,889,593)	$—	$(14,950)	$3,284,439

Net loss for the period								(489,948)

Balance, March 31, 2004	$5,445,903	$54,459	$500	$500,000	$2,100	$2,100,000	$9,534,523	$(9,379,541)	$—	$(14,950)	$3,284,439

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) profit	$(489,948)	$(357,857)

Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	158,684	142,575
Deferred tax asset
401K common stock contribution Inventory reserve	150,141	100,000
Changes in assets and liabilities:
Accounts receivable	(23,821)	158,781
Inventories	(78,114)	(251,794)
Unbilled contract costs	51,839	69,872
Other current assets	(25,878)	(7,245)
Other assets	(25,680)	(713)
Accounts payable and accrued liabilities	33,002	111,702
Other current liabilities

Total adjustments	240,173	323,178
Net cash (used in) by operating activities	(249,775)	(34,679)

Cash flows from investing activities:
Capital expenditures	(155,224)	(34,822)
Net cash used for acqusition of business

Net cash used in investing activities	(155,224)	(34,822)

Cash flows from financing activities:
Proceeds from secured notes payable	—
Principal payments of bank debt		(81,978)
Principal payments of acqusition debts	(31,123)
Principal payments of capital lease obligations	(23,338)	(24,250)

Net cash (used in) provided by financing activities	(54,461)	(106,228)

Net decrease in cash and cash equivalents	(459,460)	(175,729)

Cash and cash equivalents at beginning of period	1,282,160	1,155,074

Cash and cash equivalents at end of period	$822,700	$979,345

See Notes to Consolidated Financial Statements

Photonic Products Group, , Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2002 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock. For the period ended March 31, 2004 the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below set forth the company’s net loss per share for the three months ended March 31, 2004 and 2003, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

Net Loss, as reported	$(489,948)	$(357,857)
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for all awards, net of related tax effects	(61,452)	(19,139)

Pro forma net loss	$(551,400)	$(376,996)

Basic and diluted income per share:
As Reported	(.09)	(.07)
Pro forma	(.10)	(.07)

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in April 2004. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Revenues

Product sales for the first quarter were $1,806,000 as compared with $1,201,000 for the same period last year, up 50%. Sales of INRAD laser accessories to both OEM’s and researchers was stronger than in the same period a year ago, as were deliveries of INRAD optical components to non-defense sector OEM’s.  Sales of custom optical components by the “new” Laser Optics (the business unit formed in December 2003 from the merger of the assets of Laser Optics, Inc. and those of INRAD custom optics) was strong in the aerospace sector and process control and metrology sector of OEM customers. Sales to one aerospace customer represented 13% of revenues in this quarter.

Product bookings for the quarter were $3,029,000 vs. $1,167,000 for the same period last year, up 160%. Bookings in first quarter of the year usually include OEM orders from INRAD customers placed in the first quarter for goods deliverable throughout the year. This seasonal trend was absent in the first quarter of 2003, when major OEM accounts pushed out new orders to the second and third quarters due to high inventory levels.

In this year’s first quarter, OEM order intake was strong for optical components from both INRAD and Laser Optics, and for INRAD laser accessories. Orders from four major OEM customers accounted for 58% of the total bookings in this quarter. One order was from a major defense industry OEM, ATK Missile Systems, who placed a follow-on production order for INRAD proprietary filter crystals used in their anti-aircraft missile warning systems. Another order was from a different major defense electro-optical systems OEM for relatively large quantities of several precision custom optical components from our Laser Optics business unit. The third and fourth were from a process control and metrology sector major OEM and from a major industrial laser sector OEM, for proprietary X-ray waveband optical components from Laser Optics, and laser accessories from INRAD, respectively. Order intake from the University and R&D sectors as usual was weak during the first quarter.

The product book-to-bill ratio for the first quarter of 2004 was 1.66 vs. a ratio of 1.02 for the first quarter of 2003 compared with a ratio of 1.12 for all of 2003, indicating continued strengthening in demand from the Company’s customer base for its products. However, customer and competitive pressures have, as anticipated, continued to cause us to hold our prices firm in most instances.

Product backlog on March 31, 2004 increased $1,121,000 to $3,407,000 from a backlog of $2,286,000 on December 31, 2003, an increase of 49% during the quarter. The backlog as of March 31, 2004 compares with a backlog of $1,015,000 at the end of the first quarter of last year, up 236% year over year.

The backlog on March 31, 2004 and high first quarter order intake indicates continued strong sales performance is anticipated in the 2nd quarter.

Cost of Goods Sold

For the three-month period ended March 31, 2004, the cost of goods sold as a percentage of product revenues was 84.6% vs. 76.5% for the same period last year.  For the full year 2003, the actual cost of good sold percentage was 72.7%. Gross margin decreased to 15.4% in the first quarter, compared with 23.5% in the first quarter of last year. In dollar terms, first quarter cost of goods sold was $1,528,500 compared with $911,000 in the same period in 2003, up 67.7%. A portion of the increased costs were related to all personnel within Northvale, NJ-based operations being restored to full work-hours and full salaries, as required to meet the needs of the Company’s increasing backlogs, following two years of reduced work-hours.

The decrease in gross margin percentage in the first quarter in comparison to the same period last year, was expected, and due in part from inefficiencies associated with preparation for discontinuance of Connecticut-based operations acquired from Laser Optics, Inc. late last year. Additionally, there were delays in the receipt of customer-furnished material from an OEM customer that resulted in lower than anticipated sales volumes for the period from that operation. However, we continue to anticipate that the acquisition will be financially accretive over the first full year. Stringent financial controls on expenditures remain in place.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $655,800 in the first quarter of 2004 compared to $549,200 in the same period in the prior year, up 19.4%.  The expenses increased due to increases in selling and general management personnel resulting from the acquisition of the assets of the former Laser Optics, Inc., and merger of their operations and personnel with INRAD custom optics to form the “new” Laser Optics business unit of PPGI. The increase was also attributable to increased costs of advisory services and travel expenses incurred in connection with the company’s merger and acquisition program, as well as increased costs for advertising and travel expenses related to increased sales efforts during the period.

Internal Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2004 were $35,400 compared to $55,600 for the quarter ended March 31, 2003.  The decrease was the result of partially re-focusing engineering efforts to production in this quarter.

Operating (Loss) Income

The company incurred an operating loss for the period ending March 31, 2004 of $(413,900) as compared with an operating loss of $(324,900) for the same period last year.
The operating loss for the quarter was higher despite higher sales volume due to increased costs of good sold in the quarter and increased SG&A costs, as explained above.

Management’s efforts to restore profitability to operations are focused on building the Company’s top line through its mergers and acquisition program and through continued focus on business development and selling activities.

Other Income and Expenses

Interest expense in the first quarter was $77,000, as compared with $35,00 in the first quarter of last year.

Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company, and 1.5% higher interest rates. Borrowing needs increased due to the need for capital for acquisitions.  During 2003, a secured note in the principle amount of $1,700,000 at 6.0% interest was issued to pay off bank debt that was at rates approximating the prime rate of interest. Also in 2003, a $1,500,000 subordinated convertible note was issued to provide funds for acquisition purposes. Interest on the secured and convertible notes is accrued, and payment is due upon the maturity of the notes

Net (Loss) Income

The company incurred a net loss for the period ending March 31, 2004 of ($489,900) as compared with a net loss of ($357,900) for the same period last year.

Liquidity and Capital Resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2004 and 2003 were $155,000 and $35,000, respectively.  Capital expenditures for all of 2003 were $101,000.  The amounts represent expenditures for replacement of capital equipment at the end of its useful life and for the restructuring of the Northvale, NJ operations to accommodate the merge-in of operations from the former Connecticut –based operations of Laser Optics.

Management will continue to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.

The Company currently has capital on-hand to continue its acquisition plan for the near term.  The Company continues to search for additional sources for infusion of capital to be used for additional acquisitions to follow.

 During the three month period ended March 31, 2004, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002.  Where possible, the Company will seek to increase sales, and improve margins to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2004.  The current quarter yielded negative cash flow from operations in the amount of $(250,000).  This resulted primarily from losses generated during the period and increased working capital requirements

In April 2004 the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in March 2007 and bears an interest rate of 6%. Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares), at a conversion rate equal to the purchase price of stock issued (and/or securities issued that are convertible into Common Stock) for cash after the date of the Note to an unrelated third party investor, or if no such issuance takes place within twenty four months of the date of the Note, at a price mutually agreed upon as fair value by the Issuer and Holder.  The Holder of the Note is a related party to a major shareholder of the Company.

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

During the second quarter of 2003, the Company’s Bank sold Company loans totaling approximately $1,700,000 to another lender.  At the time of the sale the loans were in technical default due to the violation of certain financial covenants.  The purchasing lender exercised its rights under the loan agreement and demanded full payment of all outstanding balances.  The Company received $1,700,000 in proceeds from the issuance of a Secured Note Payable and used the proceeds to pay off the total bank balance.  The Secured Note Payable is due in January 2005 and bears an interest rate of 6% that is accrued annually.  The Note is secured by the assets of the Company.  The holder of the Note is a related party to a major shareholder of the Company.  In addition, 200,000 warrants were issued at a conversion price of $.042 per share related to the conditions of this transaction.

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

PART II.    OTHER INFORMATION

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at March 31, 2004.

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

10.          Subordinated Convertible Promissory Note, dated April 1, 2004 between Clarex, LTD and Photonic Products Group, Inc.

31.1        Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes Oxely Act of 2002.

31.2        Certificate of the Registrants Chief Financial Officer, William s. Miraglia, pursuant to Section 302 of the Sarbanes Oxely Act of 2002.

32.1        Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes Oxely Act of 2002.

32.2        Certificate of the Registrants Chief Financial Officer, William s. Miraglia, pursuant to Section 906 of the Sarbanes Oxely Act of 2002.

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

Date:    May 1, 2004