Form 10-Q
period 2004-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2004-08-16
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11668

PHOTONIC PRODUCTS GROUP, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2004247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer ) as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Common shares of stock outstanding as of August 1, 2004:

7,160,903

PHOTONIC PRODUCTS GROUP, INC.

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$1,755,605	$1,282,160
Accounts receivable (after allowance for doubtful accounts of $40,000 in 2004 and 2003)	805,890	973,415
Inventories	2,125,511	2,219,116
Unbilled contract costs	—	191,767
Other current assets	109,951	76,941
Total Current Assets	4,874,957	4,743,399
Plant and equipment,
Plant and equipment at cost	10,385,421	9,824,498
Less: Accumulated depreciation and amortization	(6,893,095)	(6,572,278)
Total plant and equipment	3,492,326	3,252,220
Precious Metals	309,565	309,565
Intangible Assets	443,750	443,750
Other Assets	203,368	102,187
Total Assets	$9,245,966	$8,851,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable -Other	$55,800	$68,292
Accounts payable and accrued liabilities	1,232,005	993,150
Current obligations under capital leases	99,664	99,664
Total current liabilities	1,387,469	1,161,106

Secured and Convertible Notes Payable	5,200,000	4,200,000
Other Long Term Notes	88,819	116,728
Capital Lease Obligations	40,309	88,848
Total liabilities	6,716,597	5,566,682

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 40,000,000 authorized 5,579,903 shares issued at June 30, 2004 and 5,445,953 issued December 31, 2003	55,799	54,459
Capital in excess of par value	9,698,003	9,534,523
Accumulated deficit	(9,809,483)	(8,889,593)
	2,544,319	3,299,389
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	2,529,369	3,284,439
Total Liabilities & Shareholders’ Equity	$9,245,966	$8,851,121

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003

Total Revenue	1,917,221	1,147,117	3,723,123	2,347,960

Cost and Expenses:
Cost of goods sold	1,384,632	945,261	2,913,536	1,866,018
Selling, general & administrative expenses	705,667	544,477	1,361,505	1,093,744
Internal R & D expenses	16,688	25,343	52,096	80,911
Total Cost and Expenses	2,106,987	1,515,081	4,327,137	3,040,673

Operating loss	(189,766)	(367,964)	(604,014)	(692,713)

Other income (expense):
Interest expense	(76,470)	(71,383)	(153,537)	(105,837)
Other	1,514	1,160	2,486	2,496

Net Loss	(264,722)	(438,187)	(755,065)	(796,054)

Preferred stock dividends	(164,820)	(53,600)	(164,820)	(53,600)

Net loss applicable to common shareholders	$(429,542)	$(491,787)	$(919,885)	$(849,654)

Net loss per common share - basic and diluted	$(0.08)	$(0.09)	$(0.17)	$(0.16)

Weighted average shares outstanding	5,480,386	5,283,690	5,457,759	5,283,690

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(755,065)	$(796,045)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	320,817	284,170
401K common stock contribution	—	11,870
Changes in operating assets and liabilities:
Accounts receivable	167,525	207,868
Inventories	93,605	(221,578)
Unbilled contract costs	191,769	75,301
Other current assets	(33,010)	(28,778)
Other assets	(101,181)	(2,603)
Accounts payable and accrued liabilities	238,855	46,943

Total adjustments	878,378	373,193
Net cash provided by (used in) operating activities	123,313	(422,852)

Cash flows from investing activities:
Capital expenditures	(560,928)	(52,205)

Net cash used in investing activities	(560,928)	(52,205)

Cash flows from financing activities:
Proceeds from secured notes payable		1,700,000
Proceeds from senior convertible debenture	1,000,000
Principal payments of bank debt		(1,678,623)
Principal payments of notes	(40,401)	(74,950)
Principal payments of capital lease obligations	(48,539)	(49,719)

Net cash provided by (used in) financing activities	911,060	(103,292)

Net increase (decrease) in cash and cash equivalents	473,445	(578,349)

Cash and cash equivalents at beginning of period	1,282,160	1,155,074

Cash and cash equivalents at end of period	$1,755,605	$576,725

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred	Stock	Preferred	Stock
			(Series A)		(Series B)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2001	5,135,603	$51,356	500	$500,000	2,100	$2,100,000

401K contribution	14,037	140	—	—	—	—

Dividend on Preferred Stock	134,000	1,340	—	—	—	—

Net loss for the year	—	—	—	—	—	—

Balance, December 31, 2002	5,283,640	$52,836	500	$500,000	2,100	$2,100,000

401K contribution	28,263	283	—	—	—	—

Dividend on Preferred Stock	134,000	1,340	—	—	—	—

Net loss for the period	—	—	—	—	—	—

Balance, December 31, 2003	5,445,903	$54,459	500	$500,000	2,100	$2,100,000

Dividend on Preferred Stock	134,000	1,340

Net loss for the period

Balance, June 30, 2004	5,579,903	$55,799	500	$500,000	2,100	$2,100,000

	Capital in excess of par value	Deficit	Payable/ Receivable	Treasury Stock	Total Shareholders’ Equity

Balance, December 31, 2001	$9,331,194	$(5,222,112)	$—	$(14,950)	$6,745,488

401K contribution	20222	—			20,362

Dividend on Preferred Stock	119260	(120,600)			—

Net loss for the year	—	(1,715,972)	—	—	(1,715,972)

Balance, December 31, 2002	$9,470,676	$(7,058,684)	$—	$(14,950)	$5,049,878

401K contribution	11,587	—	—	—	11,870

Dividend on Preferred Stock	52,260	(53,600)	—	—	—

Net loss for the period	—	(1,777,309)	—	—	(1,777,309)

Balance, December 31, 2003	$9,534,523	$(8,889,593)	$—	$(14,950)	$3,284,439

Dividend on Preferred Stock	163,480	(164,825)			—

Net loss for the period		(755,065)			(755,065)

Balance, June 30, 2004	$9,698,003	$(9,809,483)	$—	$(14,950)	$2,529,369

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

Inventories are comprised of the following:

	June 30, 2004	December 31, 2003

Raw materials	$548,836	$543,116
Work in process, including manufactured parts and components	1,002,106	1,275,000
Finished goods	574,569	401,000
	$2,125,511	$2,219,116

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period ended June 30, 2004.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below set forth the company’s net loss per share for the three and six months ended June 30, 2004 and 2003, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended		For the six months end
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Loss, as reported	$(429,542)	$(491,787)	$(919,885)	$(849,654)
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(33,414)	(47,124)	(66,827)	(94,248)

Pro forma net loss	$(462,956)	$(538,911)	$(986,712)	$(943,902)

Basic and diluted income per share:
As Reported	(.08)	(.09)	(.17)	(.16)
Pro forma	(.08)	(.16)	(.18)	(.18)

NOTE 2- CHANGES IN LONG TERM DEBT

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

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note is for a period of 30 months and bears interest at the rate of 6.5% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the issuance of the Note and in the 1st quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to January 31, 2005. The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 15% discount to market, and expire in March 2008 and May 2008. The Note is secured by all assets of the Company.

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

The conversion of the above convertible notes in the aggregate principal amount of $3,500,000 is subject to a conversion price equal to the price at which equity is first raised for cash after the issuance of the notes.  During the 2nd quarter of 2004 the Company entered into an agreement to raise equity via a private placement, as described in the Capital and Liquidity Resources section. As a result of the private placement the Notes are now convertible into an aggregate of 3,500,000 Units consisting of 3,500,000 shares of common stock and Warrants to acquire 2,625,000 shares of common stock at a price of $1.35 per share.

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

Total Revenue

Total sales for the three months ended June 30, 2004 were $1,917,000 as compared with total sales of $1, 147,000 for the same three months in 2003; up 67%. Total sales for the six months ended June 30, 2004 were $3,723,000 as compared with $2,348,000 for the same period last year; up 59%. Sales of INRAD laser accessories to both OEM’s and researchers was stronger than in the same period a year ago, as were deliveries of INRAD optical components to defense sector OEM’s.  Sales of custom optical components by the “new” Laser Optics (the business unit formed in December 2003 from the merger of the assets of Laser Optics, Inc. and those of INRAD custom optics) was strong to customers in the aerospace, defense, and process control and metrology sectors. Sales to one aerospace customer represented 21% of revenues in this quarter. Sales to one process control and metrology sector customer represented 15% of revenues in this quarter.

Bookings for the second quarter were $2,400,000 as compared with $1,798,000 for the same period last year, up 34%. Bookings for the first half of the year were $5,429,000 vs. $2,912,000 for the same period in 2003, up 86%.

The book-to-bill ratio for the second quarter of 2004 was 1.25 compared with 1.59 for the same quarter of 2003, and compared with a ratio of 1.12 for all of 2003, indicating continued strong demand from the Company’s customer base for its products. However, customer and competitive pressures have, as anticipated, continued to cause us to hold our prices firm in most instances.

In this year’s second quarter, OEM order intake was strong for optical components from both INRAD and Laser Optics, and for INRAD laser accessories. Orders from four major OEM customers accounted for 65% of the total bookings in this quarter. One order was from a major defense industry OEM, ATK Missile Systems Division, who placed another follow-on production order for INRAD proprietary filter crystals used in their anti-aircraft missile warning systems. Another order was from Northrop Grumman Defensive Systems Division for proprietary filter crystals used in their anti-aircraft missile warning systems. The third and fourth were from a major defense electro-optical systems OEM and from a process control and metrology sector major OEM for relatively large quantities of various precision custom optical components from our Laser Optics business unit.

Bookings in the first half of the year usually include OEM orders from INRAD customers placed in the first half for goods deliverable over the coming twelve months.  This seasonal trend was absent in the first quarter of 2003, when major OEM accounts pushed out new orders to the second and third quarters due to high inventory levels. Due to this trend, the bookings in the second half of 2004 are not anticipated to equal those in the first half.

 The backlog at June 30, 2004 was up 106% to $3,890,000 as compared to $1,890,000 on June 30, 2003.  The Backlog increased 70% during the second half of 2004, up from $2,286,000 on December 31, 2003.

The backlog on June 30, 2004 and high first half order intake indicates continued strong sales performance is anticipated in the 3rd quarter.

Cost of Goods Sold

For the six-month period ended June 30, 2004, the cost of goods sold as a percentage of product revenues was 78.3% vs. 79.5% for the same period last year. For the full year 2003, the actual cost of good sold percentage was 83.9%. Gross profit margin for the first six months was 21.7%, compared with 20.5% for the first half of 2003.

In dollar terms, the cost of goods sold was $2,914,000 for the first half of 2004 compared with $1,847,000 for first half of 2003, up 58%. Product revenues were up 60% year to year for the same period.

The increase in gross margin percentage in the first six months in comparison to the same period last year, was the result of increased sales volume as well as the capitalization of certain overhead costs associated with the building renovations required as a result of the relocation of Laser Optics, Inc. to NJ. This increase resulted despite increased labor costs related to all personnel within Northvale, NJ-based operations being restored to full work-hours and full salaries, as required to meet the needs of the Company’s increasing backlogs, following two years of reduced work-hours. As well, this increase was despite inefficiencies associated with preparation in the first quarter for discontinuance of Connecticut-based operations acquired from Laser Optics, Inc. late last year and inefficiencies associated with start-up of Laser Optics operations in Northvale, NJ in the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current six-month period were $1,362,000 vs. $1,094,000 for the same period in the prior year, up 24%.  Second quarter expenses were $706,000 for the current year vs. $554,000 for the second quarter of FY 2003.  The expenses increased due to increases in selling and general management personnel resulting from the acquisition of the assets of the former Laser Optics, Inc., and merger of their operations and personnel with INRAD custom optics to form the “new” Laser Optics business unit of PPGI. The increase was also attributable to increased costs of advisory services and travel expenses incurred in connection with the company’s merger and acquisition program, as well as increased costs for advertising and travel expenses related to increased sales efforts during the period. At the beginning of FY 2004 directors’ fees and officers’ salary reductions of 15% that went into effect during FY 2002 were restored.  Also, all temporary layoffs affecting other personnel were eliminated during FY 2004.  As a result, labor costs increased without a corresponding increase in the number of employees.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2004 were $17,000 compared to $25,000 for the quarter ended June 30, 2003.  Independent research and development expenditures for the first half of 2004 were $52,000 compared with $81,000 in the first half of 2003. The decrease was the result of partially re-focusing engineering efforts to production in this quarter.

Interest expense

Interest expense for the first half of the year was $154,000 compared to $106,000 incurred in the first half of 2003.  Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company, and 1.5% higher interest rates. Borrowing needs increased due to the need for capital for the laser Optics acquisition.  During 2003, a secured note in the principle amount of $1,700,000 at 6.0% interest was issued to pay off bank debt that was at rates approximating the prime rate of interest. In 2003, a $1,500,000 subordinated convertible note and in 2004 a $1,000,000 subordinated convertible note were issued to provide funds for acquisition purposes. Interest on the secured and convertible notes is accrued, and payment is due upon the maturity of the notes

Net Loss

Net loss for the six months ended June 30, 2004 was $(755,000) compared to a net loss of $(796,000) as compared to the same period in FY 2003. Net loss for the quarters ending June 30 was $(265,000) for FY 2004 and $(438,000) for FY 2003.

Loss from operations for the first six months was $(604,000) in 2004 as compared with $(693,000) in 2003.  Second quarter operating loss was $(190,000) in 2004 and $(368,000)  in 2003.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net loss by $165,000 in 2004 and by $54,000 in 2003 for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the six months ended June 30, 2004 and June 30, 2003 were not calculated because the effect of outstanding options, warrants and convertible securities was anti-dilutive.

Liquidity and capital resources

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the six months ended June, 2004 and 2003 were $561,000 and $52,000, respectively.  Capital expenditures for all of 2003 were $101,000.  The increase in costs represent expenditures for replacement of capital equipment at the end of its useful life and for the restructuring of the Northvale, NJ operations to accommodate the merge-in of operations from the former Connecticut –based operations of Laser Optics.

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

During the six month period ended June 30, 2004, cash outflows were funded from cash proceeds from subordinated convertible promissory notes received in 2004, 2003 and 2002.  Where possible, the Company will seek to increase sales, and improve margins to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2004.  The current six month period yielded positive cash flow from operations in the amount of $123,000.

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

In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note is for a period of 30 months and bears interest at the rate of 6.5% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the issuance of the Note and in the 2nd quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to January 31, 2005. The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 15% discount to market, and expire in March 2008 and May 2008. The Note is secured by all assets of the Company.

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

During the 2nd quarter of 2004 the Company entered into an agreement with an investment banking firm to raise equity via a private placement that was not registered with the Securities and Exchange Commission. In July 2004, the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at $1.35 per share.  The Company also issued 276,675 warrants at an exercise price of $1.35 to the placement agent engaged for the private offering. This resulted in net proceeds to the Company of approximately $1,350,000. The funds are to be utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements. The conversion of the above convertible notes in the aggregate principal amount of $3,500,000 is subject to a conversion price equal to the price at which equity is first raised for cash. As a result of the private placement the Notes are now convertible into an aggregate of 3,500,000 Units consisting of 3,500,000 shares of common stock and Warrants to acquire 2,625,000 shares of common stock at a price of $1.35 per share.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at June 30, 2004.

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

PART II.    OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the 2nd quarter of 2004 the Company entered into an agreement with an investment banking firm to raise equity via a private placement that was not registered with the Securities and Exchange Commission. In July, 2004 the Company issued 1,462,425 Units consisting of 1,581,000 shares of common stock and warrants to acquire an additional 1,462,425 shares at $1.35 per share.  This resulted in net proceeds to the Company of approximately $1,350,000. The offering was subscribed to by approximately fifty six investors comprised of institutional funds and accredited investors. The funds are to be utilized in the furtherance of the Company’s M&A program, capital equipment purchases and to meet general working capital requirements.

The offering closed on July 30, 2004.  As part of the offering agreement the Company will undertake efforts to register the stock issued as part of the offering with the Securities and Exchange Commission and there can be no “piggy back” registration of any other shares, issued but not registered, as part of this registration.  Directors, officers and a major shareholder of the Company have signed an agreement prohibiting them from selling shares of the Company stock in their possession for a period of six months commencing from the date of the first offering in May 2004.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits:

11.          An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1        Certification of Principle executive Officer pursuant to rule 13a-14(a)/15d-14(a)

31.2        Certification of Principle executive Officer pursuant to rule 13a-14(a)/15d-14(a)

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that Section.  In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32           Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350

(B)       Reports on Form 8-K:

On July 12, 2004, under Item 5, Other Events, summarizing the first closing of a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, Inc.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

By:	/s/ William S. Miraglia
William S. Miraglia
Chief Financial Officer

Date:   August 4, 2004