Form 10-Q
period 2004-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2004-11-12
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Yes ☒  No ☐

Common shares of stock outstanding as of September 30, 2004:

7,156,303

Photonic Products Group, Inc.

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,709,245	$1,282,160
Accounts receivable (after allowance for doubtful accounts of $40,000 in 2004 and 2003)	1,455,860	973,415
Inventories	1,951,201	2,219,116
Unbilled contract costs	—	191,767
Other current assets	219,364	76,941
Total Current Assets	6,335,670	4,743,399
Plant and equipment,
Plant and equipment at cost	10,735,219	9,824,498
Less: Accumulated depreciation and amortization	(7,061,466)	(6,572,278)
Total plant and equipment	3,673,753	3,252,220
Precious Metals	309,565	309,565
Intangible Assets	443,750	443,750
Other Assets	276,996	102,187
Total Assets	$11,039,734	$8,851,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable -Other	$55,800	$68,292
Accounts payable and accrued liabilities	1,219,768	993,150
Customer advances	390,091	—
Current obligations under capital leases	99,664	99,664
Total current liabilities	1,765,323	1,161,106

Secured and Convertible Notes Payable	5,200,000	4,200,000
Other Long Term Notes	74,818	116,728
Capital Lease Obligations	14,873	88,848
Total liabilities	7,055,014	5,566,682

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,160,903 shares issued at September 30, 2004 and 5,445,953 issued December 31, 2003	70,269	54,459
Capital in excess of par value	10,879,302	9,534,523
Accumulated deficit	(9,549,901)	(8,889,593)
	3,999,670	3,299,389
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,984,720	3,284,439
Total Liabilities & Shareholders’ Equity	$11,039,734	$8,851,121

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Total Revenue	$2,582,372	$1,405,663	$6,305,495	$3,753,633

Cost and Expenses:
Cost of goods sold	1,735,381	1,119,973	4,649,322	2,986,124
Selling, general & administrative expenses	645,932	570,842	2,007,438	1,664,870
Internal R & D expenses	24,344	34,992	76,440	115,903
Total Cost and Expenses	2,405,658	1,725,807	6,733,200	4,766,897

Operating profit (loss)	176,714	(320,144)	(427,705)	(1,013,264)

Other income (expense):
Interest expense	(84,759)	(57,880)	(238,296)	(165,059)
Other	3,212	(2,449)	5,698	1,522

Net Profit (Loss)	95,167	(380,473)	(660,303)	(1,176,801)

Preferred stock dividends	—		(164,820)	(53,600)

Net profit (loss) applicable to common shareholders	$95,167	$(380,473)	$(825,123)	$(1,230,401)

Net profit (loss) per common share - basic	$0.01	$(0.07)	$(0.14)	$(0.23)

Net profit (loss) per common share - diluted	$0.01	$(0.07)	$(0.14)	$(0.23)

Weighted average shares outstanding-basic	7,148,318	5,283,690	6,034,755	5,283,690

Weighted average shares outstanding-diluted	11,829,052	5,283,690	6,034,755	5,283,690

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(660,303)	$(1,176,801)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	489,188	422,645
401K common stock contribution	—	11,870
Changes in assets and liabilities:
Accounts receivable	(482,445)	417,067
Inventories	267,915	(60,173)
Unbilled contract costs	191,767	177,191
Other current assets	(142,423)	(3,369)
Other assets	(174,809)	(2,603)
Accounts payable and accrued liabilities	226,618	111,114
Customer advances	390,091

Total adjustments	765,901	1,073,742
Net cash provided by (used in) operating activities	105,598	(103,059)

Cash flows from investing activities:
Capital expenditures	(910,725)	(86,259)

Net cash used in investing activities	(910,725)	(86,259)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,360,589
Proceeds from secured notes payable		1,700,000
Proceeds from senior convertible debenture	1,000,000
Principal payments of bank debt		(1,678,623)
Principal payments of notes	(54,402)	(112,425)
Principal payments of capital lease obligations	(73,975)	(76,300)

Net cash provided by (used in) financing activities	2,232,212	(167,348)

Net increase (decrease) in cash and cash equivalents	1,427,085	(356,666)

Cash and cash equivalents at beginning of period	1,282,160	1,155,074

Cash and cash equivalents at end of period	$2,709,245	$798,408

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2004

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

Inventories are comprised of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$558,829	$543,116
Work in process, including manufactured parts and components	1,001,501	1,275,000
Finished goods	390,871	401,000

	$1,951,201	$2,219,116

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

Net Income (Loss) Per Share

Basic and diluted net (loss) income per share is computed using the weighted average number of common shares outstanding for the period ended September 30, 2004.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation for the nine months ended in 2004 and 2003 and for the three months ended September 2003 because their effect is antidilutive.

The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards (“SFAS”) No. 128 (“Earnings Per Share”):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income (loss) Applicable to Common Shareholders	$95,167	7,148,318	$0.01	$(380,473)	5,283,690	$(0.07)
Effect of dilutive securities
Convertible Debt	52,500	3,500,000		—
Convertible Preferred Stock		840,000
Options and Warrants		340,734		—	—
Diluted Earnings Per Share:
Net Income (loss) Applicable to Common Shareholders	$147,667	11,829,052	$0.01	$(380,473)	5,283,690	$(0.07)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Loss Applicable to Common Shareholders	$(825,123)	6,034,755	$(0.14)	$(1,230,401)	5,283,690	$(0.23)
Effect of dilutive securities
Convertible debt	—	—		—	—
Options	—	—		—	—
Warrants	—	—		—	—
Diluted Earnings Per Share:
Net Loss Applicable to Common Shareholders	$(825,123)	6,034,755	$(0.14)	$(1,230,401)	5,283,690	$(0.23)

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below sets forth the Company’s net profit (loss) per share for the nine and three months ended September 30, 2004 and 2003, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended September 30,		For the nine months end September 30,
	2004	2003	2004	2003
Net Profit (Loss) applicable to common shareholders, as reported	$95,167	$(380,473)	$(825,123)	$(1,230,401)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,726)	(58,115)	(92,178)	(174,345)

Pro forma net profit (loss)	$64,441	$(438,588)	$(917,301)	$(1,404,746)

Basic income(loss) per share:
As Reported	.01	(0.07)	(.14)	(.23)
Pro forma	.01	(0.08)	(.15)	(.27)

Diluted income (loss) per share:
As Reported	.02	(0.07)	(.14)	(.23)
Pro forma	.01	(0.08)	(.15)	(.27)

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

In January 2003 the Company was in violation of certain financial covenants required under its loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note was issued initially for a period of 18 months, expiring January, 2005, and bears interest at the rate of 6.0% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the issuance of the Note and in the 2nd quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to July 31, 2006.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 15% discount to market, and expire in March 2008 and May 2008.  The Note is secured by all assets of the Company.

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

The conversion of the above convertible notes in the aggregate principal amount of $3,500,000 is subject to a conversion price equal to the price at which equity is first raised for cash after the issuance of the notes.  During the 2nd quarter of 2004 the Company entered into an agreement to raise equity via a private placement, as described in the Capital and Liquidity Resources section. As a result of the private placement, the Notes are now convertible into an aggregate of 3,500,000 Units consisting of 3,500,000 shares of common stock and Warrants to acquire 2,625,000 shares of common stock at a price of $1.35 per share.

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

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission, for the year ended December 31, 2003, in March 2004.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Total Revenues

Total sales for the three months ended September 30, 2004 were $2,582,000 as compared with total sales of $1,406,000 for the same three months in 2003; up 84%.  Total sales for the nine months ended September 30, 2004 were $6,305,000 as compared with $3,754,000 for the same period last year; up 68%.  Of the approximately $2.5 million increase in year-to-year revenue in the first nine months, approximately 33% is directly attributable to the acquisition of Laser Optics, Inc., while the remaining 67% of the increase is attributable to synergies realized from that acquisition and to increased demand for the Company’s product.

 Sales of custom optical components by the “new” Laser Optics (the business unit formed in December 2003 from the merger of the assets of Laser Optics, Inc. and those of INRAD custom optics) continued strong to customers in the aerospace, defense, and process control and metrology sectors.  Sales to three OEMs accounted for 40% of total revenues.  One customer is a major defense industry OEM; the other two are major process control and metrology industry OEMs.

Sales of INRAD laser accessories to both OEMs and researchers was stronger this quarter than in the same period a year ago, up 130%.  Deliveries of INRAD custom optical components to defense sector OEMs remained strong during the quarter with sales to one customer representing 12% of total revenues.  .

Bookings for the third quarter were $3,231,000 as compared with.  $2,056,000 for the same period last year, up 57%.  Bookings for the first nine months were $8,660,000 vs. $4,968,000 for the same period in 2003, up 74%.

The book-to-bill ratio for the third quarter of 2004 was 1.25 and the book-to-bill ratio for the first nine months of 2004 was 1.37.  This compares with a ratio of 1.12 for all of 2003, indicating continuing stronger demand from the Company’s customer base for its products.  However, customer and competitive pressures continue to cause us to hold our prices firm in most instances.

In this year’s third quarter, OEM order intake was strong for custom optical components from both INRAD and Laser Optics, and for INRAD laser accessories.  Orders from four major OEM customers accounted for 58% of the total bookings in this quarter.  Two of these customers are major defense industry OEMs, both INRAD and Laser Optics customers.  The other two are major process control and metrology sector major OEMs, customers of our Laser Optics business unit.

The backlog at September 30, 2004 was up 129% to $4,333,000 as compared to $1,890,000 on September 30, 2003.  The Backlog increased 90% during the first nine months of 2004, up from $2,286,000 on December 31, 2003.  Bookings in the first half of the year usually include OEM orders from INRAD customers placed in the first half for goods deliverable over the coming twelve months.  Due to this trend, the bookings in the second half of 2004 are not anticipated to equal those in the first half.

The backlog on September 30, 2004 indicates higher sales than in 2003 are anticipated in the 4th quarter.

Cost of Goods Sold

For the nine-month period ended September 30, 2004, the cost of goods sold as a percentage of product revenues was 73.7% vs. 80.0% for the same period last year.  For the full year 2003, the actual cost of good sold percentage was 83.9%.  Gross profit margin for the first nine months was 26.3%, compared with 20.0% for the first nine months of 2003.

In dollar terms, the cost of goods sold was $4,649,000 for the first nine months of 2004 compared with $2,967,000 for first nine months of 2003, up 56.7%.  Product revenues were up 69.1% year to year for the same period.

The increase in the total cost of goods sold in comparison to 2003 was the result of increased costs for material and personnel associated with increased sales volumes.  The increase in gross profit margin is primarily due to the impact of increased volumes coupled with cost savings realized from the consolidation of the Laser Optics, Inc. Bethel, CT. facility into Northvale.

Inventory costs for the year were determined from perpetual inventory records, adjusted to net realizable value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current nine-month period were $2,007,000 vs. $1,665,000 for the same period in the prior year, up 20.5%.  Third quarter expenses were $646,000 for the current year vs. $571,000 for the third quarter of FY 2003.  The expenses increased for the year due to inclusion of general management and sales personnel costs resulting from the acquisition of Laser Optics, Inc., and the restoration of certain executive salaries to pre September 2002 levels.

Internal Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2004 were $24,000 compared to $35,000 for the quarter ended September 30, 2003.  IR&D expenditures for the first nine months of 2004 were $76,000 compared to $116,000 in the first nine months of 2003.  The decrease was the result of partially re-focusing engineering efforts to production in 2004.

Interest expense

Interest expense for the first nine months of the year was $238,000 compared to $165,000 incurred in the first nine months of 2003.  Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company, and 1.5% higher interest rates.  Borrowing needs increased due to the need for capital for the Laser Optics acquisition and other anticipated acquisitions.  During 2003, a secured note in the principal amount of $1,700,000 at 6.0% interest was issued to pay off bank debt that was at rates approximating the prime rate of interest of 4.5% to 5.61%.  In 2003, a $1,500,000 subordinated convertible note, at 6% interest, and in 2004 a $1,000,000 subordinated convertible note, at 6% interest, were issued to provide funds for acquisition purposes.  Interest on the secured and convertible notes is accrued, and payment, in either stock or cash, is due upon the maturity of the notes.

Net Profit

Net loss for the nine months ended September 30, 2004 was $(660,000) compared to a net loss of $(1,177,000) in the same period in FY 2003.  Net profit for the quarter ending September 30, 2004 was $95,000 compared to a net loss of $(380,000) for the third quarter of 2003.

Losses from operations for the first nine months was $(428,000) in 2004 as compared with $(1,013,000) in 2003.  The third quarter operating profit was $177,000 in 2004 compared to an operating loss of $(320,000) in the third quarter of 2003.

Earnings Per Share

Basic earnings per share available to common shareholders was calculated by adjusting the net loss by $165,000 in 2004, and by $54,000 in 2003, for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 were not calculated because the effect of outstanding options, warrants and convertible securities was anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the nine months ended September 30, 2004 and 2003 were $911,000 and $86,000, respectively.  Capital expenditures for all of 2003 were $101,000.  The increase in costs represent expenditures for new capital equipment used in manufacturing operations, replacement of capital equipment at the end of its useful life, the rearrangement of the Northvale, NJ facility to efficiently and functionally incorporate the 11,000 square feet of contiguous floor space leased at the end of 2003, and for the merge-in of manufacturing operations previously located at the former Bethel, Connecticut location of Laser Optics, Inc.

Management intends to continue to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.  However, there can be no assurances that any acquisitions will be consummated, or that additional capital infusions will be obtained.

The Company currently has capital on-hand to continue its acquisition plan for the near term.  The Company continues to search for additional sources for infusion of capital to be used for additional acquisitions to follow.

During the nine month period ended September 30, 2004, cash outflows were funded from positive cash flows from operations and cash proceeds from a subordinated convertible promissory note received in 2002.  Where possible, the Company will seek to increase sales, and improve margins to improve future operating results and cash flows.  Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations in 2004.  The current nine month period yielded positive cash flow from operations in the amount of $268,000.

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

In January 2003 the Company was in violation of certain financial covenants required under its loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003 the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note was issued initially for a period of 18 months, expiring January 31, 2005, and bears interest at the rate of 6.0% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the major investor as a fee for the issuance of the Note and in the 2nd quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to July 31, 2006.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 15% discount to market, and expire in March 2008 and May 2008.  The warrants are included in the financial statements of the Company at a determined fair value of $162,000 that will be amortized over the life of the loan.  The Note is secured by all assets of the Company.

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

The conversion of the above convertible notes in the aggregate principal amount of $3,500,000 is subject to a conversion price equal to the price at which equity is first raised for cash after the issuance of the notes.  During the 2nd quarter of 2004 the Company entered into an agreement to raise equity via a private placement, as described in the Capital and Liquidity Resources section.  As a result of the private placement, the Notes are now convertible into an aggregate of 3,500,000 Units consisting of 3,500,000 shares of common stock and Warrants to acquire 2,345,000 shares of common stock at a price of $1.35 per share.

During the 2nd quarter of 2004 the Company entered into an agreement with an investment banking firm to raise equity via a private placement that was exempt from registration with the Securities and Exchange Commission.  In July 2004, the Company issued 1,581,000 Units, at a purchase price of $1.00 per unit, consisting of 1,581,000 shares of common stock and warrants to acquire an additional 1,185,750 shares at $1.35 per share.  The Company also issued 276,675 warrants at an exercise price of $1.35 to the placement agent engaged for the private offering.  This resulted in net proceeds to the Company of approximately $1,199,000.  The funds are to be utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements.  The conversion of the above convertible notes in the aggregate principal amount of $3,500,000 is subject to a conversion price equal to the price at which equity is first raised for cash.  As a result of the private placement the Notes are now convertible into an aggregate of 3,500,000 Units consisting of 3,500,000 shares of common stock and Warrants to acquire 2,625,000 shares of common stock at a price of $1.35 per share.

Subsequent Event

On October 19, 2004 the Company entered into a definitive stock purchase agreement with Frank E. Montone to acquire all the issued stock of MRC Precision Metal Optics, Inc., a Florida corporation (“MRC”) and closed on such transaction on the same date.  MRC is principally engaged in the business of producing precision optics and assemblies principally for customers in the domestic and foreign commercial, aerospace and military markets.

The purchase price for MRC’s stock was $525,000 plus earn-out payments of up to $300,000 payable over 5 years.  The purchase price was paid by the combination of a cash payment and the issuance of a note in the principal sum of $175,000 bearing interest at 6% per annum.  Mr. Montone also received an employment agreement and agreed to a covenant not to compete.

In accordance with management’s expectations, the acquisition of MRC is expected to increase sales in the 4th quarter and to be accretive to profit over the coming year.  During this same period PPGI will provide MRC with approximately $400,000 to fund working capital requirements for inventory and trade receivables, and thereby impacting 4th quarter cash flow from operations.

Management expects that cash flow from operations and use of its existing cash reserves, will provide adequate liquidity for the Company’s operations through 2005 after accounting for the acquisition of MRC.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at September 30, 2004.

ITEM 4.

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

PART II.    OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to Form S-1 filed with the Securities and Exchange Commission by the Company on August 25, 2004.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 25, 2004 the Annual Meeting of Shareholders was held for shareholders of record as of June 30, 2004.  The meeting was held at the offices of Lowenstein Sandler, PC, 65 Livingston Avenue, New Jersey.  The following are the results of the shareholder vote:

1.               With respect to the increase in the total Common Shares authorized to 60,000,000 shares:

SHARES VOTED
IN FAVOR	AGAINST	ABSTAINED
3,171,819	400	1,255,550

2.  With respect to the increase in the total Common Shares available for issuance under the 2000 Equity Compensation Program to 6,000,000 shares:

SHARES VOTED
IN FAVOR	AGAINST	ABSTAINED
3,159,304	1,229,915	8,550

3. With respect to the election of two Class I Directors, two Class II Directors, and one Class III Director to hold office for 1, 3, and 2 years respectively:

	SHARES VOTED
		AUTHORITY
	IN FAVOR	WITHHELD
Thomas Lenagh	2,929,592	2,700
Daniel Lehrfeld	2,929,577	2,715
Frank Wiedeman	2,929,592	2,700
Jan Winston	2,929,592	2,700
John Rich	2,929,592	2,700

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(A)                    Exhibits:

11.       An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1               Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a)

31.2               Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a)

The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that Section.  In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(B)                      Reports on Form 8-K:

                                  On July 12, 2004, under Item 5, Other Events, summarizing the first closing of a private placement.

                                  On September 22, 2004, Under Item 7.01, FD Regulation Disclosure, summarizing the resignation of a corporate officer.

                                  On October 25, 2004, Under Item 1.01, Entry Into a Material Definitive Agreement and Item 2.01 Completion of Acquisition or Disposition of Assets, summarizing the acquisition of 100% wholly owned subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Photonic Products Group, Inc.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

By:	/s/ William S. Miraglia
William S. Miraglia
Chief Financial Officer

Date:    November 11, 2004