Form 10-K
period 2004-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2005-04-12
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.01 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes☐.  No ☒

Aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates as of February 7, 2005 was approximately $9,496,000

Common shares of stock outstanding as of March 31, 2005:

7,182,194 shares

Documents incorporated by reference:  None

Photonic Products Group, Inc.

INDEX

Part I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about market risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

Part IV

Item 15	Exhibits and Financial Statement Schedules

Signatures

Note: Page F-1 follows Page 48.

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

Item 1.                                   Business

Photonic Products Group, Inc. (the “Company” or “PPGI”), incorporated in 1973, develops, manufactures and markets products and services for use in diverse Photonics industry sectors via its multiple business units.  Prior to its name change in September, 2003, PPGI was named and did business solely as Inrad, Inc.

The Company had announced in 2002 that it was implementing its plan to transform the Company from a single business unit into a portfolio of businesses serving the Photonics industry.  Company management, the Board of Directors, and shareholders approved the name change in 2003, reinforcing the transformation of the Company’s business model into that of a portfolio of business units whose branded products conform to the paradigm:  Products Enabling PhotonicsTM.

In November 2003, the Company concluded its first acquisition, that of the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT.  Laser Optics, Inc. was a custom optics and optical coating services provider, in business since 1966.  PPGI integrated the Bethel team and their operations into the Company’s Northvale, NJ operations in mid-2004, combining them with Inrad’s custom optics and optical coating product lines under the Laser Optics name.

In October 2004 the Company completed its second acquisition of a complementary business with the purchase of 100% of the stock of MRC Precision Metal Optics, Inc. of Sarasota, FL.  MRC Optics, now a wholly-owned subsidiary of PPGI, is a fully integrated precision metal optics and optical assembly manufacturer, specializing in CNC and diamond machining, polishing, plating, beryllium machining, and opto-mechanical design and assembly services.

PPGI’s business units’ products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion and waveform metrology products that employ nonlinear crystals to perform the function of wavelength conversion or pulse-width measurement).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

In summary, the Company is at present an optical component, subassembly, and sub-system supplier to major original equipment manufacturers and researchers in the Photonics industry PPGI expects that in the future its products will also include other product categories.

Administrative, engineering and manufacturing operations are housed at present in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northeast of New York City, and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located within its Northvale, NJ facility.

Custom optic manufacturing is at present a major product area for PPGI.  The Company specializes in high-end precision components.  It develops, manufactures and delivers precision custom optics and thin film optical coating services via its Laser Optics and MRC Precision Optics branded business units.  Glass, metal, and crystal substrates are processed using modern manufacturing equipment and techniques to prepare and polish substrates, deposit optical thin films, and assemble sub-components, thereby producing optical components used in advanced Photonic systems of many kinds.  The majority of custom optical components and optical coating services supplied are used in inspection and process control systems, in defense and aerospace electro-optical systems, in laser system applications, in industrial scanners, and in medical system applications.

The Company also currently develops, manufactures, and delivers synthetic optical crystals, optical crystal components, and laser accessories via its INRAD brand.  It grows synthetic crystals with electro-optic (EO), non-linear and optical properties for use in both its standard products and custom products.  The majority of crystals, crystal components and laser accessories supplied are used in laser systems, defense EO systems, and in R&D applications by researchers within corporations, universities, and national laboratories.

The Company is implementing its plan to assemble a portfolio of businesses serving the Photonics industry, and is engaged in ongoing strategic acquisition discussions.  The Company is also engaged in discussions regarding the raising of acquisition capital.

The following table summarizes the Company’s product sales by product categories during the past three years:

	Year Ended December 31,
	2004		2003		2002
Category	Sales	%	Sales	%	Sales	%
Optical Components*	$7,860,000	85	$4,469,000	83	$4,326,000	79
Laser Accessories	1,362,000	15	893,000	17	1,156,000	21
TOTAL**	$9,222,000	100	$5,362,000	100	$5,482,000	100

* a)  2003 Optical Component sales included $78,000 from operations acquired from Laser Optics, Inc.

   b)  2004 Optical Component sales include $901,000 from the Company’s new MRC Optics subsidiary.

 **  Not included above are (non-product) contract R&D sales of approximately $26,000 and $87,000 in 2003 and 2002, respectively.

Products Manufactured by the Company

Optical Components

a)  Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is at present a major product area for PPGI, and is addressed in the marketplace principally via its Laser Optics and its MRC Optics business units.

The Laser Optics business unit was formed in 2003 via the combination of INRAD’s Northvale, NJ based custom optics and optical coating services operations and those of the former Laser Optics, Inc. of Bethel, CT.  The Company had been active in the field since 1973, and Laser Optics, Inc. since 1966.

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

MRC Optics, established in 1983 is a fully integrated precision metal optics and optical assembly manufacturer.  The Company provides high quality precision CNC and diamond machining, polishing, plating, beryllium machining, and opto-mechanical design and assembly services MRC has developed custom processes to support prototypes through high rate production quantities of large flat mirrors, thermally stable optical mirrors, reflective porro prisms, low RMS surface finish polished mirrors, diamond machined and precision aspheric and plano mirrors, and arc-second accuracy polygons and motor assemblies.  Optical plating specialties include void-free gold and electroless nickel.

b)  Crystals and Crystal Components

PPGI produces and brings to market crystals and crystal components via its INRAD business unit.  Certain synthetic crystals, because of their internal structure, have unique optical, non-linear, or electro-optical properties.  Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam.  Developing growth processes for high quality synthetic crystals and manufacturing and design processes for crystal components lies at the heart of the INRAD product line.  Synthetic crystals currently in production include Nickel Sulfate, Lithium Niobate, Beta Barium Borate, Alpha Barium Borate, KDP, deuterated KDP and Zinc Germanium Phosphide, among others.

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

•     9 mm through 50 mm apertures

•     Single crystal Lithium Niobate Pockels Cells

•     PLC-01

•     8.5 mm through 10.5 mm apertures

•     Single crystal and dual crystal BBO Pockels Cells

•     PBC-03

•     2.5 mm x 2.5 mm through 2.5 mm x 7 mm sizes

•     Electronic drivers

•     Gimbal mounts

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

Products offered for such nano-second laser systems include the following:

•                  AT-III – an Autotracker with servo controlled tuning

•                  5-304 – temperature-stabilized crystals

•                  Harmonic separators – for ultra-violet (UV), infra-red (IR), and second frequency mixing (SFM)

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

Research and Development

The Company’s research and development activities focus on developing new proprietary crystal products, improving growth processes, and on new manufacturing process technologies for optical components.  This combination allows the Company to introduce new products based on crystals, and to enhance its capabilities and productivity in optical component manufacturing.

Company-funded internal research and development expenditures during the years ended December 31, 2004, 2003, and 2002 were $98,000, $154,000, $134,000 or 1.1%, 2,9%, 2.5% of net product sales.

Markets

In 2004, 2003 and 2002 the Company’s product sales were made to customers in the following market areas:

Market	2004		2003		2002

Defense/Aerospace	$4,127,000	(45)%	$2,321,000	(43)%	$1,738,000	(31)%

Process control & metrology	1,817,000	(20)%	844,000	(16)%	1,239,000	(22)%

Laser systems (non-military	1,753,000	(19)%	1,066,000	(20)%	1,318,000	(24)%

Telecomm	103,000	(1)%	58,000	(1)%	102,000	(2)%

Universities & national laboratories	763, 000	(8)%	641,000	(11)%	615,000	(11)%

Other	659,000	(7)%	458,000	(8)%	557,000	(10)%

Total	$9,222,000	(100)%	$5,388,000	(100)%	$5,569,000	(100)%

Major market sectors served by the Company include defense/aerospace, process control & metrology, laser systems (non-military), telecomm, universities and national laboratories, and various other markets not separately classified.  The “defense/aerospace” area consists of sales to OEM defense systems and subsystems manufacturers, manufacturers of non-military satellite-based systems and subsystems, and direct sales to governments where the products have the same end-use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing and quality assurance, such as in semiconductor (i.e., chip) fabrication and testing.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  The “telecomm” area includes sales of sub-components and components to customers whose products’ principal end-use is in the telecommunications equipment industry.  “Universities and National Laboratories” is a sector that is an indicator of product sales to researchers.  The “other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually, and as well sales through third parties for whom the end-use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems intended to protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  In the post-9/11 era, government spending priorities for such systems have risen sharply and deployment of new systems has been accelerated, as has refurbishment of fielded systems.  The Company’s sales of products to this customer sector continued their upward trend, increasing by 78% in 2004 from 2003, to 45% of total Company sales.  The defense and aerospace sector offers continued opportunities for the Company’s capabilities in precision optics.

Demand in the Process Control and Metrology (semiconductor tools) market for the Company’s products rebounded in 2004 from a protracted and deep cyclical downturn in capital spending for new tools and instruments in 2002 and 2003.  Sales in 2004 increased 120% over sales in 2003, representing 20% of total Company sales.  Sales in 2003 had been down 32% from the prior year.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers.

Within the Laser Systems customer sector, sales in 2004 increased 64% over sales in 2003 due to stronger demand for the Company’s laser accessories and new opportunities for its precision optical components.  Sales in 2003 had been down 19% from the prior year, reflecting the impact of declines in shipments of pulsed medical lasers and of laser system shipments for semiconductor inspection equipment by the Company’s customer community.  The Company competes for market share to increase its revenue levels for this sector, and the Company continues to develop, and to seek to acquire, complementary products to broaden its product lines.  The Company serves the laser industry as a supplier of standard and custom optical components and as such continues to seek opportunities to increase revenues from this customer sector.

The Telecommunications customer sector experienced a precipitous downturn since 2001 (the last year in which revenues from customers in this sector were significant), and remained stagnant throughout 2004, with virtually no sales of new components for inspection instruments.  The Company’s future participation as a supplier to the network component manufacturers will depend upon the technology approaches employed at the time the industry recovers and capital spending resumes.

Sales to customers within the University and National Laboratories market sector increased by 19% in 2004 from that in 2003, representing 8% of total revenues.  Sales in 2003 had increased by 4%

from the prior year, as research budgets and priorities stabilized after the precipitous decline in 2002.  This sector remains an important source of revenues and new product introduction opportunities for the Company.

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 12%, 19% and 19% of product sales in 2004, 2003 and 2002, respectively.  No foreign customer accounted for more than 10% of product sales in 2004, 2003, or 2002.

In 2004, two U.S. customers each accounted for 12% of sales, and one customer accounted for 10% of sales.  The former two customers are each divisions of defense industry prime contractors who manufacture electro-optical systems under multi-year production contracts for the U.S. and allied foreign governments.  The latter customer manufactures process control and metrology systems.  In the short-term the loss of either of these customers would have a significant negative impact on the company and its business units.  In 2003, one U.S. customer accounted for 16% of total sales, and one U.S. customer accounted for 10% of total sales.  Both customers are defense industry prime contractors who manufacture electro-optical systems under multi-year production contracts for the U.S. and foreign governments.  In 2002, one U.S. customer accounted for 13.4% of total sales.

Long-Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments from its suppliers for the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ-based business units market their products domestically through their own sales and marketing teams, led by the Vice President - Marketing and Sales.  Independent sales agents are used in countries in major non-U.S. markets, including Canada, Europe, the Near East and Japan and domestically in the west coast region of the USA.

The Company’s MRC Optics subsidiary markets its products domestically through their own sales and marketing team, led by the MRC Vice President of Marketing and Business Development.  An independent sales agent is used domestically in the west coast region of the USA.

Trade show participation and Internet-based marketing and promotion are coordinated at the Corporate level.

Backlog

The Company’s order backlog as of December 31, 2004 was $6,433,000, more than 90% of which is shippable during fiscal year 2005.  The Company’s order backlog as of December 31, 2003 was $2,286,000.  Backlog on December 31, 2002 was $1,328,000.

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

Employees

As of December 31, 2004, the Company had 89 full-time employees (including 25 employees of its newly acquired MRC Optics subsidiary) and 3 part-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  One product, representing less than 1% of Company sales in 2004, and less than 4% of Company sales in 2003, required U.S. State Department export approval and the required approvals were granted.

There are no federal regulations nor any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Florida.

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

c)  The Company faces competition

The Company may encounter substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the far-east and eastern-Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, which may adversely affect the Company’s business, its growth objectives, its financial condition, and its operating results.

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

h)  The Company may not succeed in its strategy of acquiring complementary businesses or in integrating acquired businesses

The Company’s business strategy includes expanding its production capacities, product lines and market reach through both internal growth and acquisition of complementary businesses.  The Company may not succeed in finding or completing acquisitions of such businesses, nor can the Company be assured that it will be able to raise the financial capital needed for such acquisitions.  Acquisitions may result in substantial per share financial dilution of the Company’s Common Stock from the issuance of equity securities.  They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on the Company’s business, financial condition or results of operations.  Also, acquired businesses may be experiencing operating losses.  Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.  To date, the Company has had limited experience in acquiring or integrating businesses.

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

l)  International sales account for a significant portion of revenues

Sales to customers in countries other than the United States accounted for approximately 12%, 19% and 19% of revenues during the years ended December 31, 2004, 2003, and 2002, respectively.  The Company anticipates that international sales will continue to account for a significant portion of the Company’s revenues for the foreseeable future.  In particular, although the Company’s international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse effect on its business, financial condition or results of operations, by making the Company less price-competitive than foreign manufacturers.

m)  The Company has incurred operating losses for the past three years

The Company has sustained operating losses for the past three years of  $410,000 in 2004, $1,654,000 in 2003 and $1,504,000 in 2002.  The Company is following a strategy of growing via acquisition into a portfolio of Photonics businesses, and in this period had required capital both to fund working capital needs and to acquire businesses.  The Company borrowed $1,000,000 via a subordinated convertible note to a major investor in December 2002 providing working capital during this period, and borrowed $2,500,000 million via a subordinated convertible note to finance acquisitions.  Additionally, the Company has long-term debt in the form of a secured promissory note in the amount of $1,700,000 as well to a major investor, and the Company raised over $1,170,000 via a private placement of stock in 2004.  The Company cannot establish lending lines from banking institutions at this time due to its net losses.  Continued losses put the Company at risk, in that there are no assurances the Company will be able to obtain the additional financing it requires to continue to implement its growth-by-acquisition strategy or to supply the working capital needs of its existing operations.

Item 2.                                   Properties

Administrative, engineering and manufacturing operations are housed at present in a 42,000 square foot building located in Northvale and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located within its Northvale, NJ facility.

PPGI, INRAD and Laser Optics occupy approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006.  PPGI has an option to renew the Northvale lease for an additional term of five years.  In November 2003, the

Company exercised its option to lease 11,000 square feet of additional adjoining space in the same building, which brought the total square feet of leased space occupied by PPGI in Northvale, New Jersey to its present 42,000 square feet.  In 2003, Laser Optics Holdings, Inc., a Subsidiary of the Company, acquired the rights to the lease of 8,000 square feet of space in Bethel, CT, formerly occupied by Laser Optics, Inc., upon purchase of the assets of Laser Optics, Inc.  This lease expired in May of 2004 coincident with the Company’s vacating that facility and relocating the assets of Laser Optics, Inc. to its Northvale operations center.

PPGI’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease expiring on August 31, 2006.  MRC Optics does not currently have an option in place to renew that lease.

The facilities are adequate to meet current and future projected production requirements.

The total rent in 2004 for these leases was approximately $370,000.  The Company also paid real estate taxes and insurance premiums that totaled approximately $175,000 in 2004.

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

The following table sets forth the range of closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2003 through the quarter ended December 31, 2004, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2004	1.60	.70

Quarter ended September 30, 2004	1.50	.65

Quarter ended June 30, 2004	2.00	.46

Quarter ended March 31, 2004	.65	.37

Quarter ended December 31, 2003	.80	.45

Quarter ended September 30, 2003	.58	.35

Quarter ended June 30, 2003	.60	.36

Quarter ended March 31, 2003	.60	.41

As of March 24, 2005 the Company’s stock price was $1.10 per share.

b)  Shareholders

As of March 24, 2005 there were approximately 230 record owners of the Common Stock.  The number of record owners of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.

c)  Dividends

The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2004, 2003 and 2002.  The Company paid a Common Stock dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2004, valued at $165,000.  The Company paid a Common Stock dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2003, valued at $54,000.  The Company paid a Common Stock dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2002, valued at $121,000.  Payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)  Recent Sales of Unregistered Securities and Registration of Securities

At the end of the fourth quarter of 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%.  The note was amended in 2004 to clarify its conversion features.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  As a result of the June 2004 private placement, the note became convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a related party to a major shareholder of the Company.

In the second quarter of 2002, the Company secured an asset loan from Wachovia Bank.  In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003, the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note was for a period of 36 months and bears interest at the rate of 6% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to Clarex, Ltd. as a fee for the issuance of the Note and in the 2nd quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to September 30, 2007.  The note was subsequently extended to December 31, 2008 without issuance of warrants or any other additional consideration.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 20% discount to market, and expire in March 2008 and May 2008.  The Note is secured by all assets of the Company.

At the end of the fourth quarter of 2003, the Company received $1,500,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%.  The note was amended in 2004 to clarify its conversion features.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  As a result of the June 2004 private placement, the note became convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note are intended for use in the Company’s acquisition program.

In April 2004, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in March 2007 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  As a result of the June 2004 private placement, the note became convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.

During the 2nd quarter of 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement, in accordance with Regulation D, that was not registered with the Securities and Exchange Commission.  In July 2004, the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 262,276 Warrants were issued to Casimir Capital, LP, the placement agent for the private placement.  In addition, Casimir Capital earned commissions of $142,391 as the underwriter of this private placement.  This private placement resulted in net proceeds to the Company of approximately $1,173,000.  The funds are to be utilized in the furtherance to the Company’s M&A program, capital equipment purchases and to meet general working capital requirements.  Resale of the issued shares and shares underlying the warrants, as well as the shares into which the convertible promissory notes described above are convertible, were subsequently registered with the SEC.

Item 6.                                   Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues	$9,221,857	$5,388,184	$5,569,118	$8,075,205	$7,909,967
Net (loss) profit	(672,933)	(1,777,309)	(1,715,972)	43,634	707,869

Net (loss) profit applicable to common shareholders
Basic	(.15)	(.35)	(.35)	(.02)	.14
Diluted	(.15)	(.35)	(.35)	(.02)	.12

Weighted average shares
Basic	5,710,354	5,287,849	5,210,322	5,046,666	4,563,350
Diluted	5,710,354	5,287,849	5,210,322	5,046,666	5,608,513
Dividends paid	164,820	53,600	120,600	155,000	50,000
Total assets	13,526,634	8,851,121	8,508,925	8,599,072	7,829,755
Long-term obligations	6,459,088	4,405,576	1,188,512	287,170	326,059
Shareholders’ equity	3,965,129	3,284,439	5,049,879	6,745,489	6,388,780

The Company completed the acquisition of the stock of MRC Precision Metal Optics, Inc. in mid-October 2004.  Also, the Company completed the acquisition of Laser Optics, Inc.’s assets and liabilities at the end of November 2003.  The comparability of information in the selected financial data is aided by details provided in the management discussion, which attribute certain portions of revenue growth in 2004 to these two acquisitions.

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

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Year Ended December 31
	2004		2003		2002
Category	Sales	%	Sales	%	Sales	%
Optical Components*	$7,877,000	85	$4,469,000	83	$4,325,905	79
Laser Accessories	1,345,000	15	893,000	17	1,155,816	21
TOTAL**	$9,222,000	100	$5,362,000	100	$5,481,721	100

* a)  2003 Optical Component sales included $78,000 from operations acquired from Laser Optics, Inc.

   b)  2004 Optical Component sales include $901,000 from the Company’s new MRC Optics subsidiary.

 **       Not included above are (non-product) contract R&D sales of approximately $26,000 and $87,000 in 2003 and 2002, respectively.

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Year ended December 31,
	2004	2003	2002
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	71.9%	72.7%	83.7%
Gross profit margin	28.1%	27.3%	16.3%
Selling, general and administrative expenses	31.5%	44.3%	40.9%
Internal research and development	1.1%	2.9%	2.4%
Special charges	0%	10.8%	0%
Loss from operations	(4.5)%	(30.6)%	(27.0)%
Net Loss	(7.3)%	(32.9)%	(30.1)%

Revenues

Total revenues were approximately $9,222,000, $5,388,000 and $5,569,000, in 2004, 2003 and 2002, respectively.  Revenues increased 72% in 2004 to $9,222,000, from $5,388,000 in 2003, reflecting strong new order intake beginning in the second half of 2003 and continuing throughout 2004.  Additionally, sales in 2004 included twelve full months of revenues from legacy Laser Optics, Inc. lines of business acquired in November of 2003, synergies from the combination and integration of Laser Optics and Inrad custom optics operations in 2004, and two and one-half months of revenues from the newly acquired MRC Optics, Inc. subsidiary.  Of the $9,222,000 in total 2004 revenues, approximately $901,000 were revenues from newly acquired MRC Optics.

When considering the $8,321,000 in 2004 revenues net of the revenue contribution from the MRC Optics acquisition, revenue growth from 2003 was 55%.  Approximately one third of that year-to-year increase in revenues was directly attributable to the Company’s acquisition of the assets of Laser Optics, Inc. in November, 2003.  The remaining two thirds of that increase was attributable to synergies realized from that acquisition and from increased demand for the Company’s products in general.

2003 sales had been off 2% from sales of $5,569,000 in 2002, reflecting “flat” product sales year to year, as demand from several industry sectors remained sluggish in 2003, the third calendar year of a long and deep recession in the Photonics industry.

Examining these results by customer industry sector:

Sales to the Defense/Aerospace sector increased sharply for the third consecutive year, to $4,127,000 from $2,321,000 in 2003, up 78%.  Net of the contributions from the MRC Optics acquisition, sales in this sector were still up 47%.  Sales in 2003 were $2,321,000, up 34% from 2002.  Sales of $1,738,000 in 2002 were up 100% from sales of $867,000 in 2001.  Increased military spending on electro-optical systems and R&D in the post-9/11 era combined with strategic re-positioning has boosted demand for the Company’s products.  Sales to this sector accounted for 45%, 43%, and 31% of total sales in 2004, 2003, and 2002, respectively.

Revenues increased for the year in the Process Control and Metrology sector, reversing a two year decline.  Revenues rose to $1,817,000 from $844,000 in 2003, up 120%.  Demand from customers in the Process Control and Metrology sector increased as the semiconductor industry’s investments in new plant and equipment spending rebounded from the deepest and longest downturn in years.  Sales to this sector accounted for 20%, 16%, and 22% of total sales in 2004, 2003, and 2002, respectively.

Revenues increased in the non-military Laser Systems sector, also reversing a two year decline.  Sales were $1,753,000, up 64% from sales of $1,066,000 in the prior year.  Stronger demand for the Company’s laser accessories and new opportunities for its precision optical components contributed to the increase.  Sales to this sector accounted for 19%, 20%, and 24% of total sales in 2004, 2003, and 2002, respectively.

Sales to the Telecom sector are no longer material, accounting for 1% of total sales in 2004 and 2003, and 2% in 2002.  It is unlikely that sales to the sector will rebound in the near future for the Company’s current product lines.

Combined total sales to Universities, National Laboratories and customers in “Other” (i.e. non-separately classified) sectors were $1,422,000 in 2004, up 29% from $1,099,000 in 2003.  Sales in these sectors have accounted for 15%, 19%, and 21% of total sales in 2004, 2003, and 2002, respectively.

New orders in 2004 were $11,240,000, including $530,000 from newly acquired MRC Optics.  Net of the MRC bookings, new orders in 2004 were $10,710,000, up 78% from 2003.  New orders in 2003 had increased to $6,018,000, up 16% from those in 2002.  Order intake was strong in all sectors, but especially from customers in the Defense/Aerospace, Process Control and Metrology, and Laser Systems sectors.

The annualized product book-to-bill ratio for 2004 was 1.22.  The annualized product book-to-bill ratio for 2004 net of the MRC Optics acquisition, was 1.28.  The annualized product book to bill ratio in 2003 had been greater than 1.0 for the first time in three years at 1.1, reflecting a positive change overall across all market sectors served.

The Company’s backlog of product orders as of December 31, 2004 was approximately $6,433,000 up 181% from the same point in the prior year.  The Company’s backlog of product orders as of December 31, 2003 was approximately $2,286,000, an increase of 76% over the approximately $1,300,000 backlog as December 31, 2002.

Cost of Goods Sold and Gross Profit Margin

As a percentage of product sales, cost of goods sold was 71.9%, 72.7% and 83.7% for the years ended December 31, 2004, 2003 and 2002, respectively.  Gross profit margin as a percentage of product sales was 28.1%, 27.3%, and 16.3% for 2004, 2003, and 2002, respectively.

In 2004, the cost of goods sold remained relatively constant, as a percentage, to 2003 levels.  Sales increased by over 71%.  However, fixed costs for facilities related expenditures and depreciation also increased and along with increases in variable costs for labor and material created a situation in which cost of sales remained at the same relative percentage for the year.  In 2003, the cost of goods sold percentage decreased as a result of successful implementation of cost containment policies.  Such polices included executive salary reductions, temporary layoffs, salary freezes and reductions in discretionary spending.  As a result, gross margins increased despite the drop in overall sales volume.  In 2002, the cost of goods sold percentage increased due to a declining sales volumes and a draw-down of inventories.

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

Costs of purchased components have been relatively stable in 2004, 2003 and 2002.  Unit costs of raw materials such as crystal quartz and high grade optical glasses have increased in the last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2004 increased $526,000, or 22% compared to 2003, while revenues increased 72%.  Selling, general and administrative expenses in 2003 increased $113,000 or 5% compared to 2002.  In 2002, selling, general and administrative expenses decreased $226,000 or 9.0% compared to 2001.

The increase in S, G&A costs in 2004 was attributable to a full year of costs for the newly acquired Laser Optics operations and two and one half months of costs incurred as a result of the MRC acquisition.  Also adding to the increase were the restoration of salaries for executive personnel to pre-2002 levels and increased costs for commissions that resulted from the sharply higher sales volume in 2004.

The increase in S, G&A costs in 2003 was due in part to increased professional services costs and travel expenses relative to the Company’s merger and acquisition program.  S, G&A expenses also increased due to increased travel for customer visits by sales and business development personnel.  Other contributing factors to the increase were the accelerated increase in patent reserves and an overall increase in insurance costs.  Management continued to implement its philosophy of increasing, not decreasing, expenditures on direct selling and business development activities in a period of declining top line performance.

Internal Research and Development Expenses

Company-funded research expenditures during the years ended December 31, 2004, 2003, and 2002 were $98,000, $154,000, $134,000 or 1.1%, 2.9% and 2.5% of net product sales respectively.

During 2004, the Company narrowed its focus of internal research and development efforts onto improving certain crystal growth processes, and on improving manufacturing process technologies for optical components.  Technical resources were focused on supporting the integration of Laser Optics into Northvale operations and ramp-up of production rates.  As a result, internal R&D expenditures were at a historically low level in 2004.

Special Charges

During 2003, the Company acquired the assets and liabilities of Laser Optics, Inc.  A strategic decision was made at that time to relocate the assets and employees from Bethel, CT to Northvale, NJ and to combine the Laser Optics, Inc. business lines with the Custom Optics business line.  The entity created by this combination is now a PPGI business unit called Laser Optics.  The assets acquired and employees were relocated to Northvale, NJ into consolidated operations during the spring of 2004.  The costs of relocating employees included relocation costs, stay on bonuses and relocation bonuses, that were accrued in 2003.  The accrual amounted to $107,000 ($0.02 per share on a basic and diluted basis) and has been included in the consolidated statement of operations as a special charge.

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

Operating Income

Losses from operations in 2004 were $(410,000) compared to operating losses in 2003 of $(1,654,000) and $(1,504,000) in 2002.  The improved performance was a direct result of the success of management’s acquisition program and an overall strengthening of business from existing customers.

Losses in 2003 and 2002 were due to slackened and continuing weak demand in major market sectors served by the Company and its products.  These losses occurred despite strict cost containment measures, and they were absorbed.  The cost containment program implemented by management and the Board stopped short, by design, of impeding the ability of the Company’s operations to perform again in the future, or of impeding the Company’s ability to find new customers for its products.  Management’s efforts to restore profitability to operations are focused on building the Company’s top line through its merger and acquisition program and through continued focus on business development and selling activities.

Other Income and Expenses

Interest expense increased over prior periods due to the increased borrowing needs experienced by the Company for acquisition and facility expansion purposes and the assumption of MRC debt.  The Company’s average borrowings in 2004 were approximately $6,500,000 versus $4,500,000 in 2003.  Interest rates in 2004 and 2003 were approximately 1.5% higher than in 2002.  In 2003, borrowing needs increased due principally to obtaining the capital needed for the acquisition made during 2003.  A subordinated convertible note was placed for acquisition purposes.  Interest on the secured and convertible notes is accrued, and payment is due upon the maturity of the notes.  Also during 2003, a secured note replaced all of the Company’s prior bank debt.

Preferred Stock Dividend

Dividends on the Company’s two issues of preferred debt are paid in common stock and are fixed at 134,000 shares, and are valued at the market price when issued.  During 2004 dividends in Common Stock valued at $165,000 were issued to holders of the Company’s Class B preferred stock (84,000 shares of Common Stock valued at $1.23 per share) and the holder of the Company’s Class A preferred stock (50,000 shares valued at $1.23 per share).  During 2003 dividends in Common Stock valued at $54,000 were issued to holders of the Company’s Class B preferred stock (84,000 shares of Common Stock valued at $0.40 per share) and the holder of the Company’s Class A preferred stock (50,000 shares valued at $0.40 per share).  During 2002 dividends in Common Stock valued at $121,000 were issued to holders of the Company’s Class B preferred stock (84,000 shares of Common Stock valued at $.90 per share) and the holder of the Company’s Class A preferred stock (50,000 shares of Common Stock at $.90 per share).  Net income used in earnings per share calculations included these charges in 2004, 2003 and 2002 in order to derive net income available to common shareholders.

Income Taxes

During 2004 the Company sold its 2003 New Jersey net operating loss for $96,000.  During 2003 the Company sold its 2002 New Jersey net operating loss for $135,000.  The sales were made under the State’s Technology Tax transfer Certificate program.  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  At December 31, 2004, the Company had a net deferred tax asset of approximately $3,426,000, the primary component of which was its significant net operating loss carry forward.  The Company has established a valuation allowance to offset this deferred tax asset in the event that the tax asset will not be realized in the future.

Inflation

The Company’s policy is to periodically review pricing of its products to keep pace with current costs, market demands, and competitive factors.  As to special and long-term contracts, management endeavors to take potential inflation into account in pricing decisions.  The impact of inflation on the Company’s business has not been material to date.

Liquidity and Capital Resources

At the end of the fourth quarter of 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%.  The note was amended in 2004 to clarify its conversion features.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  As a result of the June 2004 private placement, the note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 1,000,000 shares of common Stock and Warrants to acquire 750,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a related party to a major shareholder of the Company.

In the second quarter of 2002, the Company secured an asset loan from Wachovia Bank.  In January 2003 the Company was in violation of certain financial covenants required under the loan agreements.  As a result Wachovia Bank sold both the asset based loan and working capital revolver to APC Investments.  In June of 2003, the Company paid off the loan held by APC with $1,700,000 in proceeds received from the issuance of a Secured Promissory Note that is held by a major investor in the Company.  The Secured Promissory Note was for a period of 36 months and bears interest at the rate of 6% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to Clarex,

Ltd. as a fee for the issuance of the Note and in the 2nd quarter of 2004 approved the issuance of an additional 200,000 warrants as a fee for extending the note to September 30, 2007.  The note was subsequently extended to December 31, 2008 without issuance of warrants or any other consideration.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 20% discount to market, and expire in March 2008 and May 2008.  The Note is secured by all assets of the Company.

At the end of the fourth quarter of 2003, the Company received $1,500,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in January 2006 and bears an interest rate of 6%.  The note was amended in 2004 to clarify its conversion features.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  As a result of the June 2004 private placement, the note is convertible into 1500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note are intended for use in the Company’s acquisition program.

In April 2004, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The Note is due in March 2007 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  As a result of the June 2004 private placement, the note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.

During the 2nd quarter of 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement accordance with Regulation D that was not registered with the Securities and Exchange Commission.  In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 262,276 Warrants were issued to Casimir Capital, LP, the placement agent for the private placement.  Casimir Capital earned commissions of $142,391 as the underwriter of this private placement.  This private placement resulted in net proceeds to the Company of approximately $1,173,000.  The funds are to be utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements.  The issued shares and shares underlying warrants were subsequently registered under a S-1 Registration filing.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2004, 2003 and 2002 were approximately $1,014,000, $101,000, and $554,000, respectively.  A major portion of the 2004 capital expenditures were for the relocation and integration of the Laser Optics Bethel operations into the Northvale facility.  Approximately $600,000 was used in this facility rearrangement and expansion, including $190,000 of capitalized internal labor and overhead.  Additional large capital expenditures for the year included a certain production-critical machine tool, upgraded coating equipment in the Laser Optics business unit, and metrology equipment and computer hardware and software upgrades.  Capital expenditures in 2003 and 2002 were used for expansion and renovation of facilities and for the acquisition of equipment.  The expenditures were financed in part from capital raised in the 2000 private offering of Series B convertible preferred stock and in part by the asset loan secured in the second quarter of 2002.

A summary of the Company’s contractual cash obligations at December 31, 2004 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable	$1,700,000	$—	$—	$1,700,000	$—
Convertible notes payable	3,500,000	—	3,500,000	—	—
Note payable-other	1,020,524	226,145	313,897	144,620	335,862
Operating leases	1,155,000	375,000	780,000	—	—
Capital leases including interest	931,607	376,464	496,235	58,908	—
Total contractual cash obligations	$8,307,131	$977,609	$5,090,132	$1,903,528	$335,862

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported a net loss of approximately ($673,000) in 2004, ($1,777,000) in 2003, and ($1,716,000) in the year ended December 31, 2002.  During the past three years, the Company’s working capital requirements were met by additional bank borrowings, issuance of secured and subordinated convertible notes and the issuance of common and preferred stock to shareowners.

Net cash provided by operations was $632,000 in 2004.  The positive operating cash flow for the full year resulted from the sharply higher level of sales, which resulted in lower operating losses than in both prior years, and customer milestone payments on certain long term contracts.  Net cash used in operations was ($283,000) in 2003.  In 2003, $3,200,000 of secured and convertible notes were issued to replace bank debt and for use in the Company’s acquisition program.  Net cash used in operations, in 2002, was ($807,000).  Operating capital was augmented by borrowings of $1,000,000 from the Company’s asset based credit facility.  Operating capital was augmented by borrowings of $750,000 from the Company’s revolving credit agreement.  In June of 2003, demand was made by a lender to pay approximately $1,700,000 in settlement of bank debts that were in technical default due to a violation of certain financial covenants.  The Company issued a Secured Note, payable to an affiliate of a major shareholder and used the proceeds to satisfy the demand for payment.

In April 2004, the Company issued a $1,000,000 Subordinated Convertible Promissory Note to a major shareholder.  In July 2004 the Company raised approximately $1,173,000, net, via a private equity offering.  Proceeds from this note and the private equity placement are to be used in the furtherance of the Company’s merger and acquisition program.

In October of 2003, the Company issued a $1,500,000 Subordinated Convertible Promissory Note to a major shareholder.  Proceeds from this note were used in the furtherance of the Company’s merger and acquisition program.

In December 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note to a related party of a major shareholder.  The Company did so anticipating continued distressed market conditions during 2003 and it used the proceeds from the note to meet its working capital needs in 2003.

The Company has made progress in transforming itself into a portfolio of businesses serving the Photonics industry.  The Company maintains an active M&A program, and seeks financing from time to time in the private equity and public equity financial markets.  The Company’s first acquisition was completed in November 2003 and the necessary capital was raised in-part via a $1,500,000 subordinated convertible note.  Additional financing was obtained in 2004 via placement of a $1,000,000 convertible note proceeds of approximately $1,173,000 from a private placement of units consisting of the Company’s common stock and warrants.  These funds were earmarked for acquisitions and capital expenditures, and were partially used to complete its second acquisition in 2004.  The Company expects to continue to similarly secure and deploy capital from financings from time to time during in the next three years.

Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows.  Management expects that cash flow from operations and use of available cash reserves will provide adequate liquidity for the Company’s operations in 2005.

No assurances can be given that the Company will be able to identify and acquire appropriate targets for acquisition or merger, or to raise the capital required for any such acquisition.  Additional capital from financings would be needed to continue the Company’s acquisition program.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at December 31, 2004.

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

Item 9.                                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                          Controls and Procedures

Disclosure controls and procedures

As of December 31, 2004, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls over financial reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B                             Other Information

None.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Directors of the Registrant

The following table sets forth the name and age of each director of the Company, the period during which each such person has served as a director and the positions and business experience of each such person:

Name and Age	Since	Positions; Business Experience
John Rich,	2000	Chairman of the Board of Directors (September 2004 to Present)
67		Director (2000 to August 2004)
		Vice President/General Manager (1999-2002) Power Electronics Division, C&D technologies
		President (1990-1999), Raytheon/GM Hughes Optical Systems
		Vice President (1983-1989), Perkin Elmer Microlithography, Electro-Optics, and Systems
		Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory

Daniel Lehrfeld,	1999	Director
61		President and Chief Executive Officer (2000-present),
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
		Director, Business Development, International Business,
		Operations, Cryogenic Products
		Magnavox Electronic Systems E. Coast Div.,
		Deputy Sector Director & Program Director
		Philips Laboratories Briarcliff
		North American Philips subs. Philips Electronics NV,
		Group Leader/Project Leader
		Grumman Aerospace Corporation

Frank Wiedeman,	1998	Director
89		Executive Director (1980 – Present)
		American Capital Management Inc.

Thomas Lenagh,	1998	Director – (September 2004 to Present)
79		Chairman of the Board of Directors (May 2000 – August 2004).
		Management Consultant (1990 - Present)
		Past Chairman and CEO, Systems Planning Corporation
		Financial Vice President, the Aspen Institute
		Treasurer and Chief Investment Officer, The Ford Foundation
		Captain, US Navy Reserve (ret.)

Jan Winston	2000	Director
68		Principal (1997-Present) Winston Consulting,
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

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company

Daniel Lehrfeld, 61	1999	President and Chief Executive Officer

William S. Miraglia, 55	1999	Vice President, Chief Financial Officer and Secretary

Devaunshi Sampat, 52	1999	Vice President – Marketing Communication

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

Audit Committee.  During 2004, the Audit Committee was comprised of 3 Directors, Thomas Lenagh, Chairman, Jan Winston and John Rich.  The Audit Committee is empowered by the Board of

Directors to, among other things, serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system, review and appraise the audit efforts of the Company’s independent accountants, assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues, and provide an open avenue of communication among the independent accountants, financial and senior management, and the Company’s Board of Directors.

Audit Committee Financial Expert.  The Board of Directors of the Company has determined that Mr. John Rich is an “audit committee financial expert”, as such term is defined by the SEC.  Mr. Rich, as well as Mr. Thomas Lenagh and Mr. Jan Winston, have been determined to be “independent” within the meaning of SEC regulations.

Compensation Committee.  During 2004, the Compensation Committee was comprised of Mr. Frank Wiedeman (Chairman), Mr. Jan Winston and Mr. John Rich.  The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of the

Nominating Committee.  During 2004, the Nominating Committee was comprised of Mr. Frank Wiedeman (Chairman), Mr. Tom Lenagh and Mr. Jan Winston.  The Nominating Committee makes recommendations to the Board of Directors for the selection of individuals to be nominated  to the Board of Directors.

Executive Committee.  During 2004, the Executive committee was comprised of Mr. Jan Winston (Chairman), Mr. Tom Lenagh and Mr. John Rich.  The Executive committee meets with members of management on a regular basis, to discuss the operations of the Company, including approval of yearly financial plans, progress of M&A activities and other operational issues.

Company’s senior executive officer(s).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on the Company’s review of these reports and written representations furnished to the Company, the Company believes that in 2004 each of the reporting persons complied with these filing requirements.

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

Item 11.                            Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the cash compensation paid by the Company and its Subsidiaries, with respect to the Company’s Chief Executive Officer and other officer, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Securities Underlying Stock Options
Daniel Lehrfeld,	2004	$183,000	N/A		200,000
President and	2003	$156,000	N/A		85,000
Chief Executive Officer	2002	$148,000	32,500	*	110,000

Devaunshi Sampat,	2004	$171,000	N/A		20,000
Vice President,	2003	$105,000	N/A		50,000
Marketing Comm.	2002	$139,000	N/A		59,500

William Miraglia	2004	$126,000	N/A		25,000
Vice President,	2003	$101,000	N/A		40,000
Chief Financial Officer and Secretary	2002	$105,000	N/A		45,000

*                                         Reflects deferred payout of bonus granted in recognition of asset sale in 2000.  Full proceeds invested in Company Series B Preferred stock.

The Company is party to an employment agreement with Mr. Dan Lehrfeld, President and CEO, that provides for a minimum annual salary during its term, and severance benefits under certain conditions that include a change of control of the Company.

The aggregate minimum commitment under this agreement is as follows:

Year Ending December 31,
2005	$185,000
2006	$185,000
2007	$185,000
2008	$185,000

Should Mr. Lehrfeld be terminated without cause during this contract period he would be entitled to one year’s salary payable in one lump sum within 30 days of termination.

There is an SEC requirement to report officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s reported salary and bonus.  During fiscal years 2004, 2003 and 2002, respectively, no officer received any such perquisites or other personal benefits, nor were any granted.

Compensation of Directors

Each non-employee director was paid $500 during fiscal year 2004 and $400 during fiscal year 2003 for each board meeting attended, and $250 during FY 2004 and $200 during fiscal year 2003 for each conference call meeting in which they participated.  Each non-employee director received 20,000 stock options, exercisable at $.50, in 2004 and 12,000 stock options, exercisable at $.50 in 2003.

Compensation Committee Interlocks and Insider Participation

The following directors of the Company served as members of the Compensation Committee of the Company’s Board of Directors during 2004:  Mr. Frank Wiedeman, Mr. Jan Winston and Mr. John Rich.  None of these individuals are officers or employees of the Company.  Officer’s compensation is guided by overall job performance and the market salaries for those positions for companies of the same relative size and within industries similar to the Company’s industry, as well as relativity to other salaries within the Company.

Option Exercises and Holdings

The following table provides information concerning options exercised during 2004 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2004.

Option Grants in Last Fiscal Year

Shown below is information on grants of stock options pursuant to the 2000 Equity Compensation plan during the Fiscal year ended December 31, 2004 to the officers named below:

Individual Grants					Potential Floatable Values at Assumed Annual Rates		Alternative
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Expiration or Base Price ($/Sh)	Expiration Date	of Stock Price Appreciation for Option Term		to Grant Date Value (a)
							Grant Date
					5% ($)	10% ($)	Payment Value ($)
Dan Lehrfeld	285,000	52.8%	$0.50-$0.95	Jan 2014			$268,800

Devaunshi Sampat	24,000	4.4%	$0.50-$0.95	Jan 2014			$11,520

William Miraglia	24,000	4.4%	$0.50	Jan 2014			$22,560

(a.)                               Based on a grant date present value of $.48 to $.94 per share, derived using the Black-Scholes option pricing model with the following assumptions:  Volatility of 128.35% to 176.76%, Risk free rate of return of 5.20%, Dividend Yield of 0% and a 10 year option life.

Aggregated Option Exercises in Last fiscal Year and Fiscal Year end Option Values

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at December 31, 2004 (# of shares)		Value of In-the-Money Options at December 31, 2004 ($)(1)
Name	(# shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel Lehrfeld	0	0	566,700	238,300	40,335	143,165

Devaunshi Sampat	0	0	105,680	75,320	34,389	55,636

William Miraglia	0	0	64,010	74990	17,190	53,710

(1)                        Based on $1.30 per share, the closing price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on December 31, 2004

No stock appreciation rights were granted during the fiscal year ended December 31, 2004.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information with respect to the security ownership of the directors and named executive officers of the Company and the security ownership of each individual or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock outstanding (7,182,194 shares) as of March 1, 2005.  Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options, (including “out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity.  The Company has been advised that all individuals, or entities, listed have the sole power to vote and dispose of the number of shares set opposite their names in the table.  Unless otherwise indicated, the address of each beneficial owner is c/o Photonic Products Group, Inc., 181 Legrand Avenue, Northvale, New Jersey 07674.

Name and Address of Beneficial Owner	Number of shares		Percent of Common Stock

Clarex, Ltd. & Welland Ltd.	9,971,914	(1)	68.3%
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas

Warren Ruderman	1,172,000		16.3%
45 Duane Lane
Demarest, NJ 07627

Daniel Lehrfeld	806,350	(2)	10.2%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Thomas Lenagh	198,540	(3)	2.7%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Frank Wiedeman	140,040	(4)	1.9%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

John Rich	52,840	(5)	0.7%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Jan Winston	42,040	(6)	1.0%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

William Miraglia	104,000	(7)	1.4%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Devaunshi Sampat	150,650	(8)	2.1%
C/O PPGI
181 Legrand Ave
Northvale, NJ 07647

Directors and Executive	1,494,460	(9)	17.8%
Officers as a group (7 persons)

(1)                                  Including 900,000 shares subject to convertible preferred stock exercisable or convertible within 60 days, 3,500,000 shares subject to convertible promissory notes at a conversion of $1.00, and 3,025,000 warrants exercisable as follows: 2,625,000 at $1.35, 200,000 at $1.08 and 200,000 at $.0425.

(2)                                  Including 641,550 shares subject to options exercisable within 60 days and 48,000 shares subject to convertible preferred stock convertible within 60 days

(3)                                  Including 111,640 shares subject to options exercisable within 60 days.

(4)                                  Including 61,640 shares subject to options exercisable or convertible within 60 days.

(5)                                  Including 12,000 shares subject to convertible preferred stock and 36,640 shares subject to options exercisable within 60 days.

(6)                                  Including 4,000 shares subject to convertible preferred stock and 36,640 shares subject to options exercisable within 60 days.

(7)                                  Including 7,200 shares subject to convertible preferred stock and 94,280 shares subject to options exercisable within 60 days.

(8)                                  Including 8,000 shares subject to convertible preferred stock and 139,850 shares subject to options exercisable within 60 days.

(9)                                  Including 79,200 shares subject to convertible preferred stock and 1,122,240 shares subject to options exercisable within 60 days.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Key Employee Compensation Plan and the Company’s 2000 Equity Compensation Program, as of December 31, 2004.  These plans were the Company’s only equity compensation plans in existence as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	2,129,100	$1.01	3,890,400
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	2,129,100	$1.01	3,890,400

Item 13.                            Certain Relationships and Related Transactions

During the years ended December 31, 2004, 2003 and 2002 approximately 3%, 3%, and 4%, respectively, of the Company’s net product sales were through a foreign agent, in which, Warren Ruderman, a principal shareholder of the Company, has an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

During 2004, Clarex, Ltd received a $1,000,000, 6% Subordinated Convertible Promissory Note that matures in March, 2007.  Also during 2004 Clarex, Ltd. received 400,000 warrants for the issuance and extension, to December 2008, of the $1,700,000 note issued in 2003.  During 2003, Clarex, Ltd., a shareowner and debt holder, received a 6% Secured Promissory Note for $1,700,000 due December 2008.

In October 2003, Clarex, Ltd. received a $1,500,000 6% Subordinated Convertible Promissory Note due January 2006.

During 2002, Welland, Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, resulting in proceeds to the Company of $1,000,000.

Item 14.                            Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work.  The Audit Committee is informed of each service actually rendered

Audit Fees.  Audit fees billed or expected to be billed to the Company by the Company’s principal accountant for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2004 and 2003 totaled approximately $98,500 and $74,000, respectively.

Audit-Related Fees.  The Company was billed $0 and $0 by the Company’s principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

Tax Fees.  The Company was billed an aggregate of $8,500 and $7,500 by the Company’s principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for tax services, principally the preparation of income tax returns.

All Other Fees.  The company incurred approximately $125,000 in fees in connection with activities related to the MRC acquisition due diligence, audit of MRC, 8-K filing, S-8 registration and S-1 registration for resale of common stock issued as a result of the private equity offering.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved.  The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

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
2.1

Stock Purchase Agreement between Photonic Products Group, Inc., MRC Precision Metal Optics and Frank E. Montone (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004)

3.1

Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

3.2

By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2

Form of Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.3

Form of Placement Agent Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.4

Promissory Note Dated June 30, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.5

Subordinated Convertible Promissory Note dated April 1, 2004 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.6

Subordinated Convertible Promissory Note dated October 31, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.7

Subordinated Convertible Promissory Note dated December 31, 2002 held by Welland, Ltd.  (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.8

Warrant dated March 31, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.9

Warrant dated May 19, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2

Daniel Lehrfeld Employment Contract, dated October 20, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

14.1	Code of Ethics
21.1	List of Subsidiaries
23.1	Consent of Holtz Rubenstein Reminick LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated: April 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rich	Chairman of the Board	April 7, 2005
John Rich	of Directors

/s/ Daniel Lehrfeld	President, Chief	April 7, 2005
Daniel Lehrfeld	Executive Officer
and Director

/s/ Frank Wiedeman	Director	April 7, 2005
Frank Wiedeman

/s/ Thomas Lenagh	Director	April 7, 2005
Thomas Lenagh

/s/ Jan Winston	Director	April 7, 2005
Jan Winston

/s/ William S. Miraglia	Chief Financial Officer	April 7, 2005
William S. Miraglia	and Secretary