Form 10-Q
period 2005-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2005-05-16
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common shares of stock outstanding as of May 1, 2005:

7,182,194 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$239,603	$1,393,507
Accounts receivable (after allowance for doubtful accounts of $83,000 in 2005 and 2004)	2,016,019	1,447,994
Inventories	2,254,190	2,479,073
Unbilled contract costs	—	—
Other current assets	180,194	87,540
Total Current Assets	4,690,006	5,408,114
Plant and equipment,
Plant and equipment at cost	12,078,347	12,018,865
Less: Accumulated depreciation and amortization	(7,495,834)	(7,287,852)
Total plant and equipment	4,582,513	4,731,013
Precious Metals	309,565	309,565
Intangible Assets	2,794,554	2,827,845
Other Assets	243,688	250,097
Total Assets	$12,620,326	$13,526,634

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable -Other	$226,146	$226,146
Accounts payable and accrued liabilities	1,953,409	2,189,744
Customer advances	200,149	385,714
Current obligations under capital leases	273,110	300,813
Total current liabilities	2,652,814	3,102,417

Secured and Convertible Notes Payable	5,200,000	5,200,000
Other Long Term Notes	763,255	794,379
Capital Lease Obligations	413,976	464,709
Total liabilities	9,030,045	9,561,505

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,186,794 shares issued at September 30, 2004 and 5,445,953 issued December 31, 2003	71,878	71,868
Capital in excess of par value	11,034,266	11,035,561
Accumulated deficit	(10,100,913)	(9,727,350)
	3,605,231	3,980,079
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,590,281	3,965,129
Total Liabilities & Shareholders’ Equity	$12,620,326	$13,526,634

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$3,233,846	$1,805,902

Cost and Expenses:
Cost of goods sold	2,636,248	1,563,917
Selling, general & administrative expenses	852,581	655,838
Total Cost and Expenses	3,488,829	2,219,755

Operating loss	(254,984)	(413,853)

Other income (expense):
Interest expense	(119,877)	(77,067)
Other	12	972

Net loss applicable to common shareholders	$(374,848)	$(489,948)

Net loss per common share - basic and diluted	$(0.05)	$(0.09)

Weighted average shares outstanding-basic and diluted	7,182,194	5,445,903

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(374,848)	$(489,948)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	241,271	158,684

Changes in assets and liabilities:
Accounts receivable	(568,025)	(23,821)
Inventories	224,883	72,027
Unbilled contract costs	—	51,839
Other current assets	(48,563)	(25,878)
Other assets	(37,681)	(25,680)
Accounts payable and accrued liabilities	(236,336)	33,002
Customer advances	(185,565)

Total adjustments	(610,016)	240,173
Net cash used in operating activities	(984,864)	(249,775)

Cash flows from investing activities:
Capital expenditures	(59,480)	(155,224)

Net cash used in investing activities	(59,480)	(155,224)

Cash flows from financing activities:
Principal payments of acqusition debts	(31,124)	(31,123)
Principal payments of capital lease obligations	(78,436)	(23,338)

Net cash used in financing activities	(109,560)	(54,461)

Net decrease in cash	(1,153,904)	(459,460)

Cash and cash equivalents at beginning of period	1,393,507	1,282,160

Cash and cash equivalents at end of period	$239,603	$822,700

See Notes to Consolidated Financial Statements

Photonic Products Group, , Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2003 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock. For the three month periods ended March 31, 2005 and 2004, the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below sets forth the Company’s net loss per share for the three months ended March 31, 2005 and 2004, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	March 31, 2005	March 31, 2004
Net Loss, as reported	$(374,848)	$(489,948)
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for all awards, net of related tax effects	(95,535)	(61,452)

Pro forma net loss	$(470,383)	$(551,400)

Basic and diluted income per share:
As Reported	(.05)	(.09)
Pro forma	(.07)	(.10)

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, and inability to add new customers and/or maintain customer relationships.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in April 2005. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

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

Revenues

Product sales for the first quarter were $3,234,000 as compared with $1,806,000 for the same period last year, up 79%. These results include optical component sales from our MRC Optics subsidiary, acquired in October of 2004. Without including MRC Optics sales for the quarter, sales from legacy operations were up 47% from the same period a year ago.

Sales of custom optical components from INRAD and Laser Optics branded product lines were up 79% from the prior year. Sales of these products were especially strong to customers within the aerospace, defense, and process control and metrology industry sectors. Sales to one aerospace customer represented 11% of total revenues in this quarter. Sales of custom optical components from newly acquired MRC Optics contributed for the first full fiscal quarter since its acquisition.

Sales of INRAD laser accessories remained strong during the quarter, up 12% from the same period a year ago.

Product bookings for the quarter were $3,117,000 as compared with $3,029,000 for the same period last year.  This quater’s results include new orders from our MRC Optics subsidiary, indicating that order intake from legacy lines of business slowed from the records set in the first quarter of last year.  The product book-to-bill ratio for the first quarter of 2005 was 0.95 vs. 1.66 for the first quarter of 2004 and 1.02 for the first quarter of 2003.  Nevertheless, order intake was sufficient to maintain backlogs at record levels despite record sales in the period.  Releases of major new orders from our OEM customers do not in general follow a predictable year to year seasonal pattern.

In this year’s first quarter, OEM order intake was especially strong for optical components from INRAD but not as strong for Laser Optics, with one INRAD OEM order accounting for 26% of total bookings.  Orders from four INRAD, Laser Optics, and MRC Optics OEM customers accounted in the aggregate for 51% of total new orders.  One order was from a major defense industry OEM, who placed a follow-on production order for INRAD proprietary filter crystal components used in their anti-aircraft missile warning systems.  Another order was from a second defense electro-optical systems OEM for custom optical components from our INRAD business unit.  The third and fourth were aggregated orders for INRAD laser accessories from a major Laser systems manufacturer and from an MRC industrial factory automation sector customer.

The product book-to-bill ratio for the first quarter of 2005 was 0.95 vs. 1.66 for the first quarter of 2004 and 1.02 for the first quarter of 2003. Customer and competitive pressures have, as anticipated, continued to cause us to hold our prices firm in most instances.

Product backlog on March 31, 2005 was $6,454,000 which compares with a backlog of $3,407,000 at the same point in 2004 and a backlog of $6,433,000 on December 31, 2004.

The backlog on March 31, 2005 and high first quarter order intake indicate we expect continued strong sales performance in the 2nd quarter.

Cost of Goods Sold

For the three-month period ended March 31, 2005, the cost of goods sold as a percentage of product revenues was 80.9% as compared with 84.6% for the same period last year.  For the full year 2004, the actual cost of goods sold percentage was 71.9%.

Gross margin was 19.1% in the first quarter, compared with 15.4% in the first quarter of last year and 28.1% for all of 2004. In dollar terms, first quarter cost of goods sold was $2,617,000 compared with $1,529,000 in the same period in 2004, up 76% on revenue increase of 79%.

Gross profit margin from legacy lines of business were 25.7% in the first quarter. The net decrease in total corporate gross margin percentage in the first quarter was the result of a negative gross profit margin at the Company’s new MRC Optics subsidiary during the period.  Process re-engineering activities, product rework due to problems that included supplier failures on certain custom products, and write-downs to net realizable value of MRC Optics work-in-process inventories on certain unprofitable custom optical component products impacted cost of sales, and caused certain scheduled shipments to slip into the second quarter. These matters combined to cause the negative gross profit margin at that subsidiary and to reduce the Company’s net gross profit margin during the period. Management believes these issues have been largely resolved within the first quarter and at the subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $853,000, or 26% of sales, in the first quarter of 2005 compared to $655,800, or 36.3% in the same period in the prior year.  The net increase in dollar expenses was entirely attributable to the consolidation of selling and general management costs at our MRC Optics subsidiary, acquired in October 2004. SG&A costs net of the MRC portions were approximately 9% lower than in the first quarter of 2004.

Operating (Loss) Income

The company incurred an operating loss for the period ending March 31, 2005 of $(255,000) or 7.7% of sales, as compared with an operating loss of $(414,000) or 22.9% of sales for the same period last year. The operating loss for the quarter was negatively affected by the extra-ordinary cost of goods sold issues and related shipment slippage experienced at our new subsidiary, MRC Optics, during that quarter, as explained above.

Management’s efforts to restore profitability to the Company are focused on building the top line through the further addition of profitable operations with growth potential, and through the spreading of its relatively fixed public company and corporate costs across a larger revenue base. Management of existing operations are focused on top line growth, improvement of operating margins, and business development activities, and top line growth.  In endeavoring to maximize margins, wherever possible discretionary expenses are being minimized and cost increases avoided, consistent with maintaining an acceptable level of customer performance.

Other Income and Expenses

Interest expense in the first quarter was $120,000, as compared with $77,000 in the first quarter of last year.

Interest expense increased over prior periods due to the assumption of additional debt related the acquisition of MRC Optics in October 2004.

Net (Loss) Income

The company incurred a net loss for the period ending March 31, 2005 of ($375,000), or ($0.05) per share, as compared with a net loss of ($490,000), or ($0.09) per share for the same period last year.

Liquidity and Capital Resources

During the current quarter the maturity dates of two notes, totaling $3,200,000, and due to mature, $1,500,000 on January 31, 2006, and, $1,700,000 on July 1, 2006, were extended to December 31, 2008.  There was no compensation paid to the Note Holder for this transaction. The Note Holder is a major shareholder of the Company.

The current quarter yielded negative cash flow from operations in the amount of $(984,000), compared with negative cash flow from operations of ($250,000) in the first quarter of 2004.  This resulted in large measure from working capital requirements, that included increases in Accounts Receivable and decreases in Accounts Payable and Customer Advances, and process re-engineering activities, especially at the Company’s new MRC Optics subsidiary. Changes in payables and receivables during the period combined to result in an unusually large net cash outflow in the period, while receivables actually closed at historically high levels.

During the three month period ended March 31, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004 and from capital raised from equity and debt placement during the prior fiscal year. During the three month period ended March 31, 2004, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002.

Management expects that cash flow from operations and use of its existing cash reserves will provide adequate liquidity for the Company’s operations in 2005.

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2005 and 2004 were $59,000 and $155,000, respectively.  Capital expenditures for all of 2004 were $1,014,000.  The FY 2005 quarterly amount represents expenditures for replacement of capital equipment at the end of its useful life and the FY 2004 amount included costs for the restructuring of the Northvale, NJ operations to accommodate the merge into Northvale of operations from the former Connecticut-based Laser Optics, Inc.

Management will continue to raise investment capital and to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.

PART II.  OTHER INFORMATION

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at March 31, 2005.

ITEM 4.          CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly report on Form 10-Q, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

 b. Changes in Internal Controls Over Financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits:

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of the Registrants Chief Financial Officer, William s. Miraglia, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certificate of the Registrants Chief Financial Officer, William s. Miraglia, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(B)       Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

		By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

		By:	/s/ William S. Miraglia

William S. Miraglia

Chief Financial Officer

Date:	May 12, 2005