Form 10-Q
period 2005-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2005-08-15
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common shares of stock outstanding as of August 1, 2005:

7,243,594 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$218,517	$1,393,507
Accounts receivable (after allowance for doubtful accounts of $83,000 in 2005 and 2004)	1,942,642	1,447,994
Inventories	2,309,046	2,479,073
Other current assets	154,412	87,540
Total Current Assets	4,624,617	5,408,114
Plant and equipment,
Plant and equipment at cost	12,149,612	12,018,865
Less: Accumulated depreciation and amortization	(7,760,005)	(7,287,852)
Total plant and equipment	4,389,607	4,731,013
Precious Metals	309,565	309,565
Intangible Assets	2,827,845	2,827,845
Other Assets	270,791	250,097
Total Assets	$12,422,425	$13,526,634

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable - Other	$226,146	$226,146
Accounts payable and accrued liabilities	2,177,758	2,189,744
Customer advances	257,759	385,714
Current obligations under capital leases	244,192	300,813
Total current liabilities	2,905,855	3,102,417

Secured and Convertible Notes Payable	5,200,000	5,200,000
Other Long Term Notes	731,136	794,379
Capital Lease Obligations	361,766	464,709
Total liabilities	9,198,757	9,561,505

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,248,194 shares issued at June 30, 2005 and 7,186,794 issued December 31, 2004	72,482	71,868
Capital in excess of par value	11,085,225	11,035,561
Accumulated deficit	(10,519,089)	(9,727,350)
	3,238,618	3,980,079
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,223,668	3,965,129
Total Liabilities & Shareholders’ Equity	$12,422,425	$13,526,634

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004

Total Revenue	$3,107,079	1,917,221	$6,344,354	$3,723,123

Cost and Expenses:
Cost of goods sold	2,361,703	1,384,632	4,969,122	2,913,536
Selling, general & administrative expenses	897,652	705,667	1,769,350	1,361,505
Internal R & D expenses	19,432	16,688	20,280	52,096
Total Cost and Expenses	3,278,787	2,106,987	6,758,752	4,327,137

Operating (loss)	(171,708)	(189,766)	(414,398)	(604,014)

Other income (expense):
Interest expense	(114,540)	(76,470)	(242,689)	(153,537)
Other	—	1,514	(1,853)	2,486

Net Loss	(286,248)	(264,722)	(658,941)	(755,065)

Preferred stock dividends	(134,000)	(164,820)	(134,000)	(164,820)

Net profit (loss) applicable to common shareholders	$(420,248)	$(429,542)	$(792,941)	$(919,885)

Net profit (loss) per common share - basic and diluted	$(0.06)	$(0.08)	$(0.11)	$(0.17)

Weighted average shares outstanding-basic and diluted	7,247,694	5,480,386	7,203,837	5,457,759

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(658,941)	$(755,065)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	472,153	320,817
401K common stock contribution	51,482
Changes in assets and liabilities:
Accounts receivable	(494,648)	167,525
Inventories	170,027	93,605
Unbilled contract costs		191,767
Other current assets	(66,872)	(33,010)
Other assets	(20,694)	(101,181)
Accounts payable and accrued liabilities	(145,988)	238,855
Customer advances	(127,955)

Total adjustments	(162,494)	878,378
Net cash (used in) provided by operating activities	(821,435)	123,313

Cash flows from investing activities:
Capital expenditures	(130,747)	(560,928)
Net cash used in investing activities	(130,747)	(560,928)

Cash flows from financing activities:
Proceeds from senior convertible debenture		1,000,000
Principal payments of acqusition debts	(63,243)	(40,401)
Principal payments of capital lease obligations	(159,564)	(48,539)

Net cash (used in) provided by financing activities	(222,807)	911,060

Net (decrease) increase in cash	(1,174,990)	473,445

Cash and cash equivalents at beginning of period	1,393,507	1,282,160

Cash and cash equivalents at end of period	$218,517	$1,755,605

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

Inventories are comprised of the following:

	June 30, 2005	December 31, 2004

Raw materials	$539,000	$579,000
Work in process, including manufactured parts and components	1,361,000	1,420,000
Finished goods	409,000	480,000
	$2,309,000	$2,479,000

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options and convertible preferred stock. For the three month periods ended June 30, 2005 and 2004, the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below sets forth the Company’s net loss per share for the three and six months ended June 30, 2005 and 2004, as reported on a proforma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended		For the six months end
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Loss, as reported	$(420,248)	$(429,542)	$(792,941)	$(919,885)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,441)	0	(94,822)	(19,139)

Pro forma net loss	$(467,689)	$(429,542)	$(887,763)	$(980,337)

Basic and diluted income per share:
As Reported	(.06)	(.08)	(.11)	(.17)
Pro forma	(.06)	(.08)	(.12)	(.17)

NOTE 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclosure: Forward Looking Statements

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

RESULTS OF OPERATIONS

PPGI’s business units’ products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion, optical Q-

switches, and waveform metrology products that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, or pulse-width measurement).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended June 30, 2005 were $3,107,000 as compared with total sales of $1,917,000 for the same three months in 2004; up 62%. Total sales for the six months ended June 30, 2005 were $6,344,000 as compared with $3,723,000 for the same period last year; up 70%.  These results include optical component sales from our MRC Optics subsidiary, acquired in October of 2004. Without including MRC Optics sales for the first six months, sales from legacy operations were up 31% from those in the first half of 2004.

Sales of custom optical components from INRAD, Laser Optics, and MRC branded product lines in the second quarter were up from the same period in the prior year. Sales of these products were especially strong to customers within the aerospace, defense, and process control and metrology industry sectors. Sales to one aerospace customer represented 16% of total revenues in this quarter and 15% for the year.

Sales of INRAD laser accessories declined on a quarterly comparison and were down 3% on a year to date comparison through the second half.

Product bookings for the quarter were $2,620,000 as compared with $2,400,000 for the same period last year. Product bookings for the first half were $5,668,000, as compared with $5,429,000 in the first half of 2004. These results include new orders from our MRC Optics subsidiary. During the second quarter, OEM order intake was sluggish for both INRAD and Laser Optics, but not unexpected, with major accounts not scheduled to place their next orders until the third and fourth quarters. OEM order intake at MRC increased significantly from that in the first quarter.

Product backlog on June 30, 2005 was $5,797,000 which compares with a backlog of $3,890,000 at the same point in 2004 and a backlog of $6,433,000 on December 31, 2004.

The backlog on June 30, 2005 and good second quarter order intake indicate we expect continued strong sales performance in the 3rd quarter.

Cost of Goods Sold

For the three-month period ended June 30, 2005, the cost of goods sold as a percentage of product revenues was 76.0% as compared with 72.2% for the same period last year.  For the six month period ended June 20, 2005 the cost of goods sold was 78.2% compared to 78.8% for the same period in FY 2004. For the full year 2004, the actual cost of goods sold percentage was 71.9%.

Gross margin was 24.0% in the second quarter, compared with 27.8% in the second quarter of last year.  For the six month period the gross margin was 21.8% in FY 2005 vs. 21.2% in FY 2004. In dollar terms, second quarter cost of goods sold was $2,361,000 compared with $1,385,000 in the same period in 2004, up 71% on revenue increase of 62%.

Gross profit margin from legacy lines of business were 27.2% in the second quarter of 2005 and 26.0% for the current year to date as compared to 27.8% and 21.2% for the same periods in FY 2004 respectively.  Of the net decrease of 3.8% in total PPGI corporate gross margin percentage in the second quarter of this year compared to the second quarter of last year, 3.2% was the result of lower gross profit margins at the Company’s new MRC Optics subsidiary.  Continued thin-film optical coating service problems at MRC Optics’ suppliers resulted in shipment delays and slippages into the third quarter, product rework and related cost over-runs on several products, and limited gains in productivity during the quarter.  These issues increased cost of sales, limited period revenues at MRC, and served to reduce the Company’s gross profit margin during the period.  Nevertheless, gross profit margins at MRC improved from negative, as reported in first quarter, to firmly positive in the second quarter.  Management has qualified an alternative supplier and, as of the end of the second quarter, has seen significantly improved results from both its thin-film coating suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $897,000, or 29% of sales, in the second quarter and $1,769,000, or 28% of sales in the second half of FY 2005 to date. In FY 2004 selling, general & administrative expense were $706,000, 36.8% of sales for the quarter and $1,362,000, 36.5% of sales for the six month period.  The increase in dollar expenses was the net result of the consolidation of selling and general management costs at the MRC Optics subsidiary, acquired in October 2004, and the decrease in SG&A costs throughout the rest of the Company.

Internal Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2005 were $19,000 and $19,000 for the first half of 2005, compared to $17,000 for the quarter ended June 30, 2004 and $52,000 for the first half of 2004.

Operating (Loss)

The company incurred an operating loss for the period ending June 30, 2005 of $(172,000) or  5.5% of sales, as compared with an operating loss of $(190,000) or 9.9% of sales for the same period last year. For the six month periods the operating loss was $(414,000), 6.5% of sales in 2005 and $(604,000), 16.2% of sales in 2004. The operating losses for the quarter and year were caused by the cost of goods sold issues and related shipment slippage experienced at our new subsidiary, MRC Optics, during that quarter, as explained above.

Management’s efforts to restore profitability to the Company are focused on building the top line through the further addition of profitable operations with growth potential, and through the spreading of its relatively fixed public company and corporate costs across a larger revenue base. Management of existing operations are focused on top line growth, improvement of operating margins, and business development activities.

Other Income and Expenses

Interest expense in the second quarter was $115,000, as compared with $77,000 in the second quarter of last year. Comparative year to date interest expense is $243,000 in 2005 and $154,000 in 2004.

Interest expense increased over prior periods due to the assumption of additional debt related the acquisition of MRC Optics in October 2004.

Net (Loss)

The company incurred a net loss for the six month period ending June 30, 2005 of $(659,000) and a net loss for the 2nd quarter of $(286,000), as compared with net losses of $(755,000) and $(265,000) for the same periods last year, respectively. The net loss per common share including common stock dividends paid of $134,000 in June 2005 and $165,000 in June 2004 were $(.06) vs. $(.08)for the three month period and $(.11) vs. $(.17) for the respective year to dates in 2005 and 2004.

Liquidity and Capital Resources

The current quarter yielded positive cash flow from operations in the amount of $163,000 compared with negative cash flow from operations for the first six months of FY 2005 of $(821,000).  Negative operating cash flow for the year resulted in large measure from working capital requirements, that included increases in Accounts Receivable and decreases in Accounts Payable and Customer Advances, and process re-engineering activities, especially at the Company’s new MRC Optics subsidiary. Changes in payables and receivables during the year combined to result in an unusually large working capital requirement for the first six months. Accounts Receivable closed at historically high levels due to increasing sales volume.

During the six month period ended June 30, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004 and from capital raised from a private placement of equity and debt during the prior fiscal year. During the six month period ended June 30, 2004, cash outflows were funded from cash proceeds from a subordinated convertible promissory note received in 2002.

Management expects that continued positive cash flow from operations and proceeds from the sale of certain excess and non-productive assets will provide adequate liquidity for the Company’s operations in 2005.

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the six months ended June 30, 2005 and 2004 were $131,000 and $561,000, respectively.  Capital expenditures for all of 2004 were $1,014,000.  The FY 2005 amount represents expenditures for replacement of capital equipment at the end of its useful life and the FY 2004 amount included costs for the restructuring of the Northvale, NJ operations to accommodate the merger into Northvale of operations from the former Connecticut–based Laser Optics, Inc.

Management will continue to raise investment capital and to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. However, there can be no assurance that any acquisitions will be completed or that growth will be achieved.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at June 30, 2005.  Interest on notes and leases are at fixed rates for the term of the debt.

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

Item 5.                         Departure of Directors or Principle Officers

On August 8, 2005, Photonic Products Group, Inc. (the “Company”, and “PPGI”) was informed of the death of director J. Frank Wiedeman, who passed away on August 6, 2005.  Everyone at PPGI extends heartfelt condolences to his wife, Timmy, and their family.  Mr. Wiedeman served as director of the Company since 1998.

The Nominating Committee of the Board of Directors will be tasked at the next meeting of the Board to initiate a search to fill the vacated seat.

ITEM 6.  EXHIBITS

Exhibits:

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrants Chief Financial Officer, William S. Miraglia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrants Chief Financial Officer, William S. Miraglia, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

By:	/s/ William S. Miraglia

William S. Miraglia

Chief Financial Officer

Date:    August 10, 2005