Form 10-Q
period 2005-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2005-11-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            SEPTEMBER 30, 2005

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

Yes     ☒                                                 No     ☐

Common shares of stock outstanding as of September 30, 2005:

7,457,594

Photonic Products Group, Inc.

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$509,093	$1,393,507
Accounts receivable (net of allowance for doubtful accounts of $46,000 in 2005 and $83,000 in 2004)	1,931,651	1,447,994
Inventories	2,267,335	2,479,073
Other current assets	155,638	87,540
Total Current Assets	4,863,717	5,408,114
Plant and equipment,
Plant and equipment at cost	12,209,770	12,018,865
Less: Accumulated depreciation and amortization	(7,996,614)	(7,287,852)
Total plant and equipment	4,213,156	4,731,013
Precious Metals	130,672	309,565
Intangible Assets	2,969,520	2,827,845
Other Assets	235,330	250,097
Total Assets	$12,412,395	$13,526,634

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable -Other	$205,090	$226,146
Accounts payable and accrued liabilities	1,973,739	2,189,744
Customer advances	162,545	385,714
Current obligations under capital leases	212,143	300,813
Total current liabilities	2,553,517	3,102,417

Secured and Convertible Notes Payable	5,200,000	5,200,000
Other Long Term Notes	626,546	794,379
Capital Lease Obligations	308,038	464,709
Total liabilities	8,688,101	9,561,505

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,462,194 shares issued at September 30, 2005 and 7,186,794 issued December 31, 2004	74,622	71,868
Capital in excess of par value	11,276,285	11,035,561
Accumulated deficit	(10,211,664)	(9,727,350)
	3,739,243	3,980,079
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	3,724,293	3,965,129
Total Liabilities & Shareholders’ Equity	$12,412,395	$13,526,634

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2005	2004	2005	2004

Total Revenue	$3,581,339	$2,582,372	$9,906,048	$6,305,495

Cost and Expenses:
Cost of goods sold	2,475,572	1,735,381	7,449,106	4,649,322
Selling, general & administrative expenses	788,195	645,932	2,545,159	2,007,438
Internal R & D expenses	38,869	24,344	41,124	76,440
Total Cost and Expenses	3,302,636	2,405,657	10,035,389	6,733,200

Operating Income (loss)	278,703	176,715	(129,341)	(427,705)

Other income (expense):
Interest expense	(107,885)	(84,759)	(359,757)	(238,296)
Gain on sale of precious metals	135,931		135,931	—
Other	775	3,212	3,853	5,698

Net Income (Loss)	307,524	95,168	(349,314)	(660,303)

Preferred stock dividends	—	—	(134,000)	(164,820)

Net profit (loss) applicable to common shareholders	$307,524	$95,168	$(483,314)	$(825,123)

Net profit (loss) per common share - basic	$0.04	$0.01	$(0.07)	$(0.14)
Net profit (loss) per common share - diluted	$0.03	$0.01	$(0.07)	$(0.14)

Weighted average shares outstanding-basic	7,421,694	7,148,318	7,238,147	6,034,755
Weighted average shares outstanding-diluted	12,240,365	11,829,052	7,238,147	6,034,755

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in			Total
	Common Stock		(Series A)		(Series B)		excess of		Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Stock	Equity

Balance, December 31, 2002	5,283,640	$52,836	500	$500,000	2,100	$2,100,000	$9,470,676	$(7,059,684)	$(14,950)	$5,048,878
401K contribution	28,263	283	—	—	—	—	11,587	—	—	11,870
Dividend on Preferred Stock	134,000	1,340	—	—	—	—	52,260	(53,600)	—	—
Net loss for the period	—	—	—	—	—	—	—	(1,777,309)	—	(1,777,309)

Balance, December 31, 2003	5,445,903	$54,459	500	$500,000	2,100	$2,100,000	$9,534,523	$(8,889,593)	$(14,950)	$3,284,439
Dividend on Preferred Stock	134,000	1,340					163,480	(164,820)		—
Common stock issue	1,581,000	15,810					1,157,174			1,172,984
401K contribution	25,891	259					12,686			12,945
Imputed warrant cost							167,698			167,698
Net loss for the period								(672,937)		(672,937)

Balance, December 31, 2004	7,186,794	$71,868	500	$500,000	2,100	$2,100,000	$11,035,561	$(9,727,350)	$(14,950)	$3,965,129
Dividend on Preferred Stock	134,000	1,340					132,660			134,000
Common stock issue	80,000	800					39,898			40,698
401K contribution	61,400	614					68,166			68,780
Net loss for the period	—	—	—	—	—	—	—	483,314	—	(483,314)

Balance, September 30, 2005	7,462,194	$74,622	500	$500,000	2,100	$2,100,000	$11,276,285	$(10,211,664)	$(14,950)	$3,724,293

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(349,314)	$(660,303)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	708,762	489,188
401K common stock contribution	51,482	—
Gain on sale of precious metal	(135,931)	—
Changes in assets and liabilities:
Accounts receivable	(483,657)	(482,445)
Inventories	211,738	267,915
Unbilled contract costs	—	191,767
Other current assets	(68,098)	(142,423)
Other assets	14,767	(174,809)
Accounts payable and accrued liabilities	(216,276)	213,673
Customer advances	(380,127)	390,091

Total adjustments	(297,339)	752,956
Net cash (used in) provided by operating activities	(646,653)	92,653

Cash flows from investing activities:
Capital expenditures	(190,905)	(910,725)
Proceeds from sale of precious metals	314,824	—
Net cash used in investing activities	123,919	(910,725)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	1,373,534
Proceeds from senior convertible debenture	—	1,000,000
Principal payments of acqusition debts	(116,339)	(54,402)
Principal payments of capital lease obligations	(245,341)	(73,975)

Net cash (used in) provided by financing activities	(361,680)	2,245,157

Net (decrease) increase in cash and cash equivalents	(884,414)	1,427,085

Cash and cash equivalents at beginning of period	1,393,507	1,282,160

Cash and cash equivalents at end of period	$509,093	$2,709,245

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2005

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

Inventories are comprised of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$344,000	$579,000
Work in process, including manufactured parts and components	1,344,000	1,420,000
Finished goods	579,000	480,000
	$2,267,000	$2,479,000

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

Net Income (Loss) Per Share

Basic and diluted net (loss) income per share is computed using the weighted average number of common shares outstanding for the three month period ended September 30, 2005.  The potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation for the nine months ended in 2005 and 2004 because their effect is antidilutive.

The following is the reconciliation of the basic and diluted earnings-per-share computations required by Statement of Financial Accounting Standards (“SFAS”) No. 128 (“Earnings Per Share”):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:

Net Income Applicable to Common Shareholders	$307,524	7,421,694	$0.04	$95,167	7,148,318	$0.01
Effect of dilutive securities
Convertible Debt	52,500	3,500,000		52,500	3,500,000
Convertible Preferred Stock		840,000			840,000
Options and Warrants		478,671			340,734

Diluted Earnings Per Share:

Net Income Applicable to Common Shareholders	$360,024	12,290,365	$0.03	$147,667	11,829,052	$0.01

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:

Net Loss Applicable to Common Shareholders	$(483,314)	7,238,147	$(0.07)	$(825,123)	6,034,755	$(0.14)
Effect of dilutive securities
Convertible debt	—	—		—	—
Options	—	—		—	—
Warrants	—	—		—	—

Diluted Earnings Per Share:

Net Loss Applicable to Common Shareholders	$(483,314)	7,238,147	$(0.07)	$(825,123)	6,034,755	$(0.14)

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation costs for options has been recognized in the financial statements.  The chart below sets forth the Company’s net profit (loss) per share for the nine and three months ended September 30, 2005 and 2004, as reported on a pro forma basis as if the compensation cost of stock options had been determined in accordance with SFAS 123.

	For the three months ended		For the nine months end
	September 30,		September 30,
	2005	2004	2005	2004
Net Profit (Loss) applicable to common shareholders, as reported	$307,524	$95,167	$(483,314)	$(825,123)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,277)	(30,726)	(135,831)	(92,178)

Pro forma net profit (loss)	$262,247	$64,441	$(619,145)	$(917,301)

Basic income(loss) per share:
As Reported	.04	.01	(.07)	(0.14)
Pro forma	.04	.01	(.08)	(0.15)

Diluted income (loss) per share:
As Reported	.03	.02	(.07)	(0.14)
Pro forma	.02	.01	(.08)	(0.15)

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclosure: Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, an inability to raise capital and inability to add new customers and/or maintain customer relationships among other factors.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in April 2005. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Revenues

PPGI’s business units’ products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion, optical Q-switches, and waveform metrology products that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, or pulse-width measurement).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Total sales for the three months ended September 30, 2005 were $3,581,000 as compared with total sales of $2,582,000 for the same three months in 2004; up 39%. Total sales for the nine months ended September 30, 2005 were $9,906,000 as compared with $6,305,000 for the same period last year; up 57%.  These results include optical component sales from our MRC Optics subsidiary, acquired in October of 2004. Without including MRC Optics sales for the first nine months, sales from legacy operations were up 17% from those in the first nine months of 2004.

Sales of custom optical components in this quarter were up from the same period in the prior year. Sales of these products were especially strong to customers within the aerospace/defense, and process control and metrology industry sectors. Sales to one aerospace customer represented 10% of total revenues in this quarter. For FY 2005 sales to two aerospace customers amounted to 10.8% and 12.4% of total sales respectively.

Sales of INRAD laser accessories declined on a quarterly comparison, and were down 28% on a year to date comparison through the first nine months. The decline was largely in sales of auto-correllators, instruments that measure laser pulse shapes, and represents a continuation of a trend. The Company is reviewing its business strategy for these products.

Product bookings for the quarter were $6,142,000 as compared with $3,231,000 for the same period last year, up 90%. Product bookings for the first nine months were $11,874,000, as compared with $8,660,000 in the first nine months of 2004, up 37%. These results include new orders from our MRC Optics subsidiary. OEM order intake at MRC increased significantly from that in the first and second quarters.

Product backlog on September 30, 2005 was $8,311,000 which compares with a backlog of $4,333,000 at the same point in 2004 and a backlog of $6,433,000 on December 31, 2004.

The backlog on September 30, 2005 and record third quarter order intake indicate we expect a continuation in the 4th quarter of the same average revenue levels experienced through FY 2005 to date.

Cost of Goods Sold

The cost of goods sold, as a percentage of product revenues for the third quarter was 69%, as compared with 67.2% in the third quarter of 2004. This cost of goods sold percentage of 69% in the third quarter of 2005, represents an improvement over the second quarter cost of goods sold in 2005 of 76%, reported in second quarter filing. This increase in gross profit margin in this quarter over the prior quarter is primarily due to the impact of increased shipment revenues and strong improvement in gross margin at our MRC Optics subsidiary.

In dollar terms, the cost of goods sold in the 2005 third quarter was $2,476,000 on revenues of $3,581,000 vs. $1,715,000 on revenues of $2,582,000 for the third quarter of 2004. This reflects an increase for these quarters of 43% in cost of goods sold with an accompanying increase of 39% in revenues. The disproportionate increase in cost of goods quarter to quarter reflects the presence of the total costs, both fixed and variable, of an entire new operation, MRC Optics, in the third quarter of 2005. As a result, gross profit margin for the third quarter was 30.9%, as compared with 32.8% in the third quarter of 2004.

For the nine-month period ended September 30, 2005, the cost of goods sold percentage was 75.2% vs. 73.7% for the same period last year.  For the full year 2004, the actual cost of good sold percentage was 71.9%.

In dollar terms, the cost of goods sold was $7,449,000 for the first nine months of 2005 compared with $4,649,000 for first nine months of 2004, up 60.2%.  Product revenues were up 57.1% year to year for the same period. The increase in the total cost of goods sold in comparison to 2004 was the result of increased costs for material and personnel associated with the increased sales volumes and the inclusion of MRC Optics costs as well as sales.

Gross profit margin for the first nine months climbed to 24.8%, continuing recovery from the dip in margin in the first quarter. This result compares with a gross profit margin of 26.3% for the first nine months of 2004.  While cumulative year-to-date gross margin for PPGI still reflects the impact of a negative gross margin at our new MRC Optics subsidiary during the first quarter, gross margin at MRC has continued to improve steadily over our first twelve months of ownership, as expected.  MRC Optics gross margins in the third quarter equaled those from our legacy operations. Problem vendors were replaced with qualified new suppliers, and capacity constraints have been eased with the addition of these new vendors, new personnel and new equipment resources that have been brought on line, and key manufacturing processes have been re-optimized for use of higher productivity methods.

Inventory costs for the year were determined from perpetual inventory records, adjusted to net realizable value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the current nine-month period were $2,545,000, or 25.7% of sales vs. $2,007,000, or 31.8% of sales, for the same period in the prior year, up 26.8%.  Third quarter expenses were $788,000, or 22.0%, for the current year vs. $646,000, or 25.0% for the third quarter of FY 2004.  Total SG&A expenses increased for the year by 26.8% due to inclusion of general management, sales personnel and related costs resulting from the acquisition of MRC Optics, Inc.

Internal Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2005 were $39,000 compared to $24,000 for the quarter ended September 30, 2004.  IR&D expenditures for the first nine months of 2005 were $41,000 compared to $76,000 in the first nine months of 2004.  High levels of sales growth continue to require refocusing of engineering activities to support the needs of production activities and initiatives aimed at improving gross profit margins.

Interest expense

Interest expense for the first nine months of the year was $360,000 compared to $238,000 incurred in the first nine months of 2004.  Interest expense increased over prior periods due to the issuance of an additional subordinated convertible debt instrument in 2004 to raise acquisition capital used to acquire MRC Optics, and from assumption of that subsidiaries outstanding debt in October 2004.

Gain On Sale of Precious Metals

During the quarter approximately 60% of platinum inventory, deemed to be non-productive and in excess, was sold for net proceeds of $314,000.  The transaction resulted in a gain of $136,000.  The proceeds were used to augment cash reserves that are required to support working capital needs resulting from strong growth of sales and order intake this year.

Net Profit

Net profit for the quarter ending September 30, 2005 was $308,000 compared to a net profit of $95,000 for the third quarter of 2004. This net profit in the third quarter included a profit of $136,000 from the sale of excess precious metals.

Net loss for the nine months ended September 30, 2005 was $(349,000) compared to a net loss of $(660,000) in the same period in FY 2004.

The third quarter operating profit was $279,000 in 2005 compared to an operating profit of $177,000 in the third quarter of 2004. Losses from operations for the first nine months was $(129,000) in 2005 as compared with $(428,000) in 2004.

Earnings Per Share

Basic earnings per share was $0.04 for the third quarter, as compared $0.01 per share in the third quarter last year. Net income for the first nine months was a loss of $(0.07) per share, compared with a loss of $(0.14) per share in the same period last year.

Basic earnings per share available to common shareholders was calculated by adjusting the net loss by $134,000 in 2005, and by $165,000 in 2004, for the common stock dividend paid on Company preferred stock, divided by the weighted shares outstanding.  Diluted earnings per share for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 were not calculated because the effect of outstanding options, warrants and convertible securities was anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter the Company renegotiated certain notes held by qualified investors that were assumed as part of the MRC acquisition.  The Company issued 80,000 shares of common stock and 60,000 warrants to purchase common stock at $1.35 per share, in exchange for a reduction in debt of $75,000.

The current quarter yielded positive cash flow from operations in the amount of $175,000 reducing the negative cash flow from operations for the first nine months of FY 2005 to $(647,000).  Negative operating cash flow for the year to date resulted, in large measure, from substantial working capital requirements at the Company’s new MRC Optics subsidiary and from the magnitude of losses incurred there in the first half of 2005.  Accounts Receivable closed at historically high levels due to increasing sales volume.

During the nine month period ended September 30, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004 and 2005 and from capital raised from a private placement of equity and debt during the prior fiscal year. In addition, $314,000 in proceeds was raised by the sale of non-productive and excess precious metal owned by the Company.

Capital expenditures, both purchases and those constructed internally using internal labor and resources, for the nine months ended September 30, 2005 were limited to $191,000 as compared with $911,000 for the same period in 2004.  Capital expenditures for all of 2004 were $1,014,000. Capital expenditures have been deferred where-ever possible in order to prioritize on the cash needs of operations during 2005.  The FY 2005 amount represents expenditures for replacement of capital equipment at the end of its useful life and the FY 2004 amount included costs for the expansion and re-arrangement of the Northvale, NJ operations to accommodate the merger into Northvale of operations from the former Connecticut–based Laser Optics, Inc.

Management expects that existing cash resources, positive cash flow from operations, and continued cost controls will result in adequate cash and liquidity for the Company’s operations in 2005, but not for extra-ordinary acquisitions of capital assets. With the Company facing strong organic growth opportunities in its optical components product lines in 2006, management anticipates it will focus on increasing available cash and obtaining additional capital required to finance its expansion into these new opportunities. Accordingly, management has decided in the near-term to prioritize deployment of these new capital resources, once secured, into these organic growth opportunities rather than into its acquisition program.

Management will continue to attempt to access sources of capital to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves. However, there can be no assurance that any acquisitions will be completed or that growth will be achieved.

Goodwill Adjustments

During the quarter the Company made an adjustment to Goodwill resulting from the MRC acquisition in the net amount of $141,000.  An adjustment was made to reflect an unrecorded liability at the time of the acquisition for customer advances on contracts in progress in the amount of $157,000 offset by an additional adjustment of $(16,000) made to reflect the net result generated of an exchange of debt for stock, with note holders of debt assumed in the MRC acquisition.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at September 30, 2005.

ITEM 4.

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

PART II.    OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Management has reviewed the risk factors as disclosed in the Company’s FY 2004 10K.  There were no material changes found that would require disclosure.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July, 2005 the Company issued 80,000 shares of common stock and 60,000 warrants to purchase common stock at a price of $1.35 per share to two creditors of MRC in exchange for debt reduction of $75,000. Both creditors were accredited investors, and the transaction was exempt from the registration requirements of the Securities and Exchange act of 1933 pursuant to Section 4 (2)  and regulation D promulgated there under.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2005 the Annual Meeting of Shareholders was held for shareholders of record as of June 30, 2004.  The meeting was held at the offices of Lowenstein Sandler, PC, 65 Livingston Avenue, Roseland, New Jersey.  The following are the results of the shareholder vote:

1. With respect to the election of two Class I Directors, to hold office for 3 years:

		SHARES VOTED
		AUTHORITY
	IN FAVOR	WITHHELD	ABSTAINED

Thomas Lenagh	5,908,485	70,500

Daniel Lehrfeld	5,908,985	70,000

ITEM 5.   Other Information

On August 8, 2005, Photonic Products Group, Inc. (the “Company”, and “PPGI”) was informed of the death of director J. Frank Wiedeman, who passed away on August 6, 2005. Everyone at PPGI extends heartfelt condolences to his wife, Timmy, and their family. Mr. Wiedeman served as director of the Company since 1998.

On September 13, 2005 Mr. Luke P. La Valle, Jr. was appointed to its Board of Directors.  Mr. La Valle’s appointment fills the Board seat vacated by the passing of Mr. Frank Wiedeman.

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

Date: November 11, 2005