Form 10-K
period 2005-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2006-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-11668

Photonic Products Group, Inc.

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)
New Jersey	22-2003247

181 Legrand Avenue, Northvale, NJ	07647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  201-767-1910

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered

Securities registered pursuant to section 12(g) of the Act:

Common stock, par value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐.      No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐.      No ☒.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,657,500

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 25, 2006

[7,433,634]

Photonic Products Group, Inc.

INDEX

Part I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchased Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

Part IV

Item 15	Exhibits and Financial Statement Schedules

Signatures

Note: Page F-1 follows Page 48.

PART I

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

In October 2004 the Company completed its second acquisition of a complementary business with the purchase of 100% of the stock of MRC Precision Metal Optics, Inc. of Sarasota, FL.  MRC Optics, now a wholly-owned subsidiary of PPGI, is a fully integrated precision metal optics and diamond-turned aspheric optics manufacturer, specializing in CNC and single point diamond machining, optical polishing, plating, beryllium machining, and opto-mechanical design and assembly services.

PPGI’s business units’ products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion products and Pockel’s Cells (optical shutters) that employ nonlinear crystals to perform the function of wavelength conversion).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

In summary, the Company is at present an optical component, subassembly, and sub-system supplier to major original equipment manufacturers and researchers in the Photonics industry. PPGI expects that in the future its products may also include other product categories.

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

The Company has been implementing its plan to assemble a portfolio of businesses serving the Photonics industry, and is engaged from time to time in exploratory strategic merger and acquisition discussions.  The Company is also engaged from time to time in discussions regarding the raising of capital to finance its growth. The Company’s policy is to not comment on such exploratory discussions, due to their indefinite nature.

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2005		2004		2003
Category	Sales	%	Sales	%	Sales	%
Optical Components*	$12,279,000	89	$7,877,000	85	$4,469,000	83
Laser Accessories	1,506,000	11	1,345,000	15	893,000	17
TOTAL**	$13,785,000	100	$9,222,000	100	$5,362,000	100

* a)  2003 Optical Component sales included $78,000 from operations acquired from Laser Optics, Inc.

   b)  2004 Optical Component sales include $901,000 from the Company’s new MRC Optics subsidiary.

 **   Not included above are (non-product) contract R&D sales of approximately $26,000 in 2003.

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

The “new” Laser Optics provides custom products.  It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for military, industrial, process control, photonic instrument, and medical end-use.  Planar, prismatic and spherical components are fabricated from glasses of all kinds and crystals of most kinds, including fused silica, quartz, infra-red materials (including germanium, zinc selenide and zinc sulfide), calcite, magnesium fluoride and silicon.  Component types include mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

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

INRAD has developed and manufactures a line of Q-switches, Pockels Cells (optical shutters) and associated electronics, and has been active in this field since 1973.  Pockels cells are used in applications that require the fast switching of the polarization direction of a beam of light.  These uses include Q-switching of laser cavities (i.e., to generate laser output pulses), coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to laser manufacturers and individually to researchers.

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

•                  8.5 mm through 10.5 mm apertures

•                  Single crystal and dual crystal BBO Pockels Cells

•                  PBC-03

•                  2.5 mm x 2.5 mm through 2.5 mm x 7 mm sizes

•                  Electronic drivers

•                  Gimbal mounts

Laser Accessories

PPGI designs, manufactures, and brings to market a line of harmonic generation laser accessories via its INRAD business unit.

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

b)  Laser Pulse Measurement Instruments

The Company marketed, through December 31, 2005, a line of Autocorrelators that measure extremely short laser pulses.  Autocorrelators are used for measuring laser pulses from ultrafast lasers, with pulse durations in the picosecond and femtosecond ranges. INRAD had pioneered the design, manufacture, and introduction of autocorrelators as accessories for the emerging field of ultrafast lasers back in 1979. In 2000, INRAD joined forces with Angewandte Physik & Electronik, GmbH of Berlin, Germany, (A.P.E.) and became the source for supply of products manufactured by A.P.E. to customers in the Americas, Israel, and selected other markets. Effective January 1, 2006, the Company and A.P.E. ended their alliance in this field.  At the present time the Company does not offer Autocorrelators for sale in the market place.

Research and Development

Company-funded research expenditures during the years ended December 31, 2005, 2004, and 2003 were $20,000, $98,000, and $154,000, 0.4%, 1.1%, and 2.9% of net product sales, respectively.

During 2005 and 2004, the Company narrowed its focus of internal research and development efforts onto improving certain crystal growth processes, and on improving manufacturing process technologies for optical components.  Technical resources were focused on supporting the integration of Laser Optics into Northvale operations and ramp-up of production rates within Northvale operations and Sarasota operations.  As a result, internal R&D expenditures were at historically low levels in 2005 and 2004.

Markets

In 2005, 2004 and 2003 the Company’s product sales were made to customers in the following market areas:

Market	2005	2004	2003
Defense/Aerospace	$8,352,000 (60)%	$4,127,000 (45)%	$2,321,000 (43)%
Process control & metrology	3,259,000 (24)%	1,817,000 (20)%	844,000 (16)%
Laser systems (non-military)	1,044,000 (8)%	1,753,000 (19)%	1,066,000 (20)%
Universities & National laboratories	522,000 (4)%	763,000 (8)%	641,000 (11)%
Other	608,000 (4)%	662,000 (8)%	516,000 (9)%
Total	$13,785,000 (100)%	$9,222,000 (100)%	$5,388,000 (100)%

Major market sectors served by the Company include defense/aerospace, process control & metrology, laser systems (non-military), telecomm, universities and national laboratories, and various other markets not separately classified.  The “defense/aerospace” area consists of sales to OEM defense systems and subsystems manufacturers, manufacturers of non-military satellite-based systems and subsystems, and direct sales to governments where the products have the same end-use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing and quality assurance, such as in semiconductor (i.e., chip) fabrication and testing.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  “Universities and National Laboratories” consists of product sales to researchers.  The “Other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually, and as well sales through third parties for whom the end-use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems intended to protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  In the post-9/11 era, government spending priorities for such systems have risen sharply and deployment of new systems has been accelerated, as has refurbishment of fielded systems.  The Company’s sales of products to this customer sector continued their upward trend in 2005, increasing by 102% in dollar terms in 2005 from 2004, to 60% of total Company sales.  The defense and aerospace sector offers continued opportunities for the Company’s capabilities in precision optics.

Demand in the Process Control and Metrology (semiconductor tools) market for the Company’s products rebounded in 2004 from a protracted and deep cyclical downturn in capital spending for new tools and instruments in 2002 and 2003.  Sales in 2005 increased 79% over sales in 2004, representing 24% of total Company sales.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers.

The Company serves the laser industry as an OEM supplier of standard and custom optical components and laser accessories. Within the Laser Systems customer sector, sales in 2005 declined 40% from sales in 2004, representing 8% of total revenues and reflecting a return to 2003 sales levels. Sales in 2004 had been up 64% from the prior year on a surge of demand from both old and new customers for the Company’s laser accessory products. The Company continues to seek to acquire complementary products to broaden its laser accessory and laser optical components product lines.

Sales to customers within the University and National Laboratories market sector decreased in 2005, now representing 4% of total revenues.  Sales to this sector have been in the $500,000 to $750,000 range historically, now representing a smaller percentage of total revenues.

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 14%, 12%, 19% of product sales in 2005, 2004 and 2003, respectively.  No foreign customer accounted for more than 10% of product sales in 2005, 2004, or 2003.

In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales. The two customers are each divisions of defense industry prime contractors who manufacture electro-optical systems under multi-year production contracts for the U.S. and allied foreign governments. In 2004, the two U.S. customers each accounted for 12% of sales, and one customer accounted for 10% of sales.    The latter customer manufactures process control and metrology systems.  In the short-term the loss of any of these customers would have a significant negative impact on the company and its business units.  In 2003, one U.S. customer accounted for 16% of total sales, and one U.S. customer accounted for 10% of total sales.  Both customers are defense industry prime contractors who manufacture electro-optical systems under multi-year production contracts for the U.S. and foreign governments.

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

The Company’s MRC Optics subsidiary markets its products domestically through their own sales and marketing team, led by the MRC Vice President of Marketing and Business Development

Trade show participation and Internet-based marketing and promotion are coordinated at the Corporate level.

Backlog

The Company’s order backlog as of December 31, 2005 was $7,857,000, more than 95% of which is shippable during fiscal year 2006.  The Company’s order backlog as of December 31, 2004 was $6,433,000.  The Company’s order backlog as of December 31, 2003 was $2,286,000.

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

For the crystal product area, price, quality, delivery, and customer service are market drivers.  Many of the Company’s competitors are overseas and can offer significantly reduced pricing for some crystal species.  The Company has been able to retain and grow its customer base by providing the quality and customer service needed by OEM customers.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus, quality and technical support are considered to be valuable attributes for a crystal supplier by many, but not all, OEM customers.

Although price is the principal factor in many product categories, competition is also based on product design, product performance, customer confidence, quality, delivery, and customer service.  The Company is a sole-source supplier of products to many major customers. Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

As of December 31, 2005, the Company had 102 full-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  One product, representing less than 1% of Company sales in 2005 and 2004, and less than 4% of Company sales in 2003, required U.S. State Department export approval and the required approvals were granted.

There are no federal regulations nor any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Florida.

Item 1A. Risk Factors

a)  Many of the Company’s customer’s industries are cyclical

The Company’s business is significantly dependent on the demand its customers experience for their products.  Many of their end users are in industries that historically have experienced a cyclical demand for their products, The industries include but are not limited to, the defense electro-optics industry and the manufacturers of process control capital equipment for the semiconductor tools industry, As a result, demand for the Company’s products and its financial results of operations are subject to cyclical fluctuations.

b)  The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the far-east and eastern-Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors.

c)  As general economic conditions deteriorate, the Company’s financial results suffer

Significant economic downturns or recessions in the United States or Europe could adversely affect the Company’s business, by causing a temporary or longer term decline in demand for the Company’s goods and services.  Additionally, the Company’s revenues and earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

d)  The Company’s business success depends on its ability to recruit and retain key personnel

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

e)  The Company has incurred operating losses for two of the past three years and net losses for each of the past three years

The Company had income from operations of $358,000 in 2005 but had sustained operating losses of $(410,000) in 2004, and $(1,654,000) in 2003.  Net losses for the 3 years were $(11,000) in 2005, $(673,000) in 2004 and $(1,777,000) in 2003. The Company has been following a strategy of growing via acquisition into a portfolio of Photonics businesses, and in this period had required capital both to fund working capital needs and to acquire businesses.  The Company borrowed $1,000,000 via a subordinated convertible note to a major investor in December 2002 providing working capital during this period, and borrowed $2,500,000 million via a subordinated convertible note to finance acquisitions.  Additionally, the Company has long-term debt in the form of a secured promissory note in the amount of $1,700,000 as well to a major investor, and the Company raised over $1,170,000 via a private placement of stock in 2004. The Company cannot establish lending lines from banking institutions at this time due to its prior net losses, absent a longer recent history of profitable fiscal quarters. In December 2005, the Company initiated a financing arrangement with a major shareholder and debt holder in the amount of $700,000 to fund acquisition of capital assets needed to absorb growth opportunities. The funds were received in February 2006.

If the Company continues to sustain losses, the Company would be put at risk, since there are no assurances that the Company would be able to obtain additional financing it would require to continue to implement growth-by-acquisition or to supply the working capital needs of its existing operations.

f)  The Company may not succeed in acquiring complementary businesses or in integrating acquired businesses

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

g)  The Company depends on, but may not succeed in, developing and acquiring new products and processes

In order to meet the Company’s strategic objectives, the Company must continue to develop, manufacture and market new products, and to develop new processes and to improve existing processes.  As a result, the Company expects to continue to make investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company’s business.  There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  Nor can the Company be sure that it will be successful in acquiring complementary businesses, products, or technologies.  Nor can there be assurance that the Company will have the human or financial resources to pursue or succeed in such activitites.

h)  The Company’s operations may be adversely affected if it fails to keep pace with industry developments

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

i)  The Company’s manufacturing processes require products from limited sources of supply

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

k)  International sales account for a significant portion of revenues

Sales to customers in countries other than the United States accounted for approximately 14%, 12% and 19% of revenues during the years ended December 31, 2005, 2004, and 2003, respectively.  The Company anticipates that international sales will continue to account for a significant portion of the Company’s revenues for the foreseeable future.  In particular, although the Company’s international sales are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse effect on its business, financial condition or results of operations, by making the Company less price-competitive than foreign manufacturers.

l)  The Company may not be able to fully protect its intellectual property

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

m)  The Company’s stock price may fluctuate widely

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

Item 1B.                  Unresolved Staff Comments

There were no unresolved Staff comments as of March 15, 2006.

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

PPGI’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease expiring on August 31, 2006.  MRC Optics has negotiated terms for renewal of that lease, an offer from the landlord is in-hand and is under management review.

The facilities are adequate to meet current and future projected production requirements.

The total rent in 2005 for these leases was approximately $525,000.  The Company also paid real estate taxes and insurance premiums that totaled approximately $95,000 in 2005.

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

The following table sets forth the range of closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2004 through the quarter ended December 31, 2005, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2005	1.45	.90

Quarter ended September 30, 2005	0.98	.75

Quarter ended June 30, 2005	1.00	.65

Quarter ended March 31, 2005	1.40	1.05

Quarter ended December 31, 2004	1.60	.70

Quarter ended September 30, 2004	1.50	.65

Quarter ended June 30, 2004	2.00	.46

Quarter ended March 31, 2004	.65	.37

As of March 21, 2006 the Company’s stock price was $1.25 per share.

b)  Shareholders

As of March 24, 2006, there were approximately 230 owners of record of the Common Stock.  The number of record owners of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.

c)  Dividends

The Company did not pay any cash dividends on its Common Stock during the years ended December 31, 2005, 2004 and 2003.  The Company paid a dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2005, valued at $134,000.  The Company paid a dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2004, valued at $165,000.  The Company paid a dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock in 2003, valued at $54,000. Payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)  Recent Sales of Unregistered Securities and Registration of Securities

There were no sales of unregistered securities, nor were any sales of securities registered during 2005.

Item 6.                    Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2005	2004	2003	2002	2001

Revenues	$13,785,057	$9,221,857	$5,388,184	$5,569,118	$8,075,205
Net (loss) profit	(11,398)	(672,937)	(1,777,309)	(1,715,972)	43,634

Net (loss) profit applicable to common shareholders
Basic	(.02)	(.15)	(.35)	(.35)	(.02)
Diluted	(.02)	(.15)	(.35)	(.35)	(.02)

Weighted average shares
Basic	7,218,244	5,710,354	5,287,849	5,210,322	5,046,666
Diluted	7,218,244	5,710,354	5,287,849	5,210,322	5,046,666
Dividends paid	134,000	164,820	53,600	120,600	155,000
Total assets	13,481,021	13,526,634	8,851,121	8,508,925	8,599,072
Long-term obligations	5,963,411	6,459,088	4,405,576	1,188,512	287,170
Shareholders’ equity	3,929,407	3,965,129	3,284,439	5,049,879	6,745,489

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

Revenue Recognition

The Company records revenue when a product is shipped.  Losses on contracts are recorded when identified. The Company, from time to time, may recognize revenue using the percentage of completion method for certain long term manufacturing projects.  No revenues in 2005 were accounted for using the percentage of completion method.

Accounts Receivable

The Company records an allowance for doubtful accounts receivable as a charge against earnings for revenue for items that have been reviewed and carry a risk of non-collection in the future.  The Company has not experienced a non-collection of accounts receivable materially affecting the results of operations.

Inventory

The Company records a reserve for slow moving inventory as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months.  An additional reserve is recorded for product on hand that may not be sold to customers within the upcoming twelve months.

From time to time, estimated costs are recorded as a charge against earnings based on known circumstances where it is probable that a manufacturing cost over run has been incurred or is expected to be incurred and the amount can be reasonably estimated.

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31
	2005		2004		2003
Category	Sales	%	Sales	%	Sales	%
Optical Components*	$12,279,000	89	$7,877,000	85	$4,469.000	83
Laser Accessories	1,506,000	11	1,345,000	15	898,000	17
TOTAL**	$13,785,000	100	$9,222,000	100	$5,367,000	100

* a)  2003 Optical Component sales included $78,000 from operations acquired from Laser Optics, Inc.

   b)  2004 Optical Component sales include $901,000 from the Company’s new MRC Optics subsidiary.

 **   Not included above are (non-product) contract R&D sales of approximately $26,000 in 2003.

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2005	2004	2003
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	72.2%	71.9%	72.7%
Gross profit margin	27.8%	28.1%	27.3%
Selling, general and administrative expenses	25.0%	31.5%	44.3%
Internal research and development	0.1%	1.1%	2.9%
Special charges	0%	0%	10.8%
Profit/(Loss) from operations	3.0%	(4.5)%	(30.6)%
Net Loss	(0.1)%	(7.3)%	(32.9)%

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Revenues

Total revenues were approximately $13,785,000, $9,222,000, and $5,388,000 in 2005, 2004 and 2003, respectively.  Revenues increased 49% in 2005 to $13,785,000, from $9,222,000 in 2004, aided by strong ending backlog in 2004 and strong new order intake throughout 2005.  Additionally, sales in 2005 included a second year of twelve full months of revenues from legacy Laser Optics, Inc. lines of business acquired in November of 2003, synergies from the combination and integration of Laser Optics and Inrad custom optics operations in 2004, and twelve full months of revenues from the Company’s MRC Optics subsidiary, acquired in October of 2004. 2004 sales had been up 71% from 2003 sales.

Examining these results by customer industry sector:

Sales to the Defense/Aerospace sector continued their three year upward trend in 2005, increasing by 102% in dollar terms in 2005 from 2004, to 60% of total Company sales.  A majority of sales at the Company’s MRC Optics subsidiary are to customers in this sector, and 2005 represented a full twelve months of revenue contribution from that subsidiary. 2005 sales to the sector were $8,352,000 as compared with $4,127,000 in 2004. Sales in 2003 were $2,321,000, up 34% from 2002.  Increased military spending on electro-optical systems and R&D in the post-9/11 era combined with strategic re-positioning by the Company has boosted demand for the Company’s products.  Sales to this sector accounted for 60%, 45%, and 43%, of total sales in 2005, 2004, and 2003, respectively.

Revenues from customers in the Process Control and Metrology (ie. semiconductor tools, instruments) sector in 2005 increased 79% over sales in 2004, to $3,259,000 from $1,817,000, now representing 24% of total Company sales. A large fraction of this growth is due to inclusion of a full twelve months of sales to this sector by the Company’s MRC Optics subsidiary. Sales in the sector had rebounded in 2004 from a protracted and deep cyclical downturn in capital spending for new tools and instruments in 2002 and 2003.  Revenues rose to $1,817,000 in 2004 from $844,000 in 2003, up 115%.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers. Sales to this sector accounted for 24%, 20%, and 16% of total sales in 2005, 2004, and 2003, respectively.

Revenues decreased in the non-military Laser Systems sector, declining 40% in 2005 to $1,044,000 from $1,753,000 in 2004, and now representing 8% of total revenues. Sales here in 2005 reflect a return to 2003 sales levels. The similar sales level in 2003 then represented 20% of sales and now represent 8% of sales, as total Company sales have grown by 155% since 2003. Sales in 2004 had been up 64% from the prior year on a surge of demand from customers for the Company’s laser accessory products and certain optical components. This demand declined in 2005 to pre 2004 levels. Reasons included decline in sales of one customer’s product line, acquisition of another customer by a larger corporation with in-house resources for the production of the product, and a general decline in demand for harmonic generators. . Sales to this sector accounted for 8%, 19%, 20%, of total sales in 2005, 2004, and 2003, respectively.

Sales to customers within the University and National Laboratories market sector decreased in 2005, representing 4% of total revenues.  Sales to this sector have been in the $500,000 to $750,000 range historically, now representing a smaller percentage of total revenues.

Sales to customers in “Other” (i.e. non-separately classified) sectors were $608,000 in 2005 as compared with $659,000 in 2004. Sales in 2004 were up 4% from $458,000 in 2003.  Sales in these sectors have accounted for 4%, 8%, and 9% of total sales in 2005, 2004, and 2003, respectively.

New orders in 2005 were $15,308,000, as compared with $11,240,000 in 2004. 2005 results include a full year of new orders from the Company’s MRC Optics subsidiary, as compared with only partial year contributions from newly acquired MRC Optics of $530,000 in 2004. New orders in 2004 had increased to $11,240,000 from $6,018,000 in 2003, up 85% from those in 2003. Order intake in 2005 was especially strong in 2005 from customers in the Defense/Aerospace, and Process Control and Metrology sectors.

The annualized product book-to-bill ratio for 2005 was 1.11 as compared with 1.22 in 2004.. The annualized product book-to-bill ratio for 2004 net of the MRC Optics acquisition, was 1.28. The annualized product book to bill ratio in 2003 had been greater than 1.0 for the first time in three years at 1.1, reflecting a positive change overall across all market sectors served.

The Company’s backlog of product orders as of December 31, 2005 was approximately $7,876,000, up 22% from December 31, 2004. The Company’s end of year backlogs in 2004 and 2003 were $6,433,000 and$2,286,000, respectively.

Cost of Goods Sold and Gross Profit Margin

As a percentage of product sales, cost of goods sold was 72.2%, 71.9%, and 72.7% for the years ended December 31, 2005, 2004 and 2003, respectively. Gross profit margin as a percentage of product sales was 27.8%, 28.1%, and 27.3%, for 2005, 2004, and 2003, respectively.

In 2005, the cost of goods sold remained relatively constant, as a percentage, to 2004 levels. Sales increased by 49%, while cost of goods sold increased by 51%. The increase in the total cost of goods sold in 2005 in comparison to 2004 was the result of increased costs for material and personnel associated with the increased sales volumes and the inclusion of MRC Optics costs as well as sales.

Gross margins for the Company in 2005 represent the combined results from its two centers of operation: Northvale, NJ (site of INRAD and Laser Optics) and Sarasota, FL, site of MRC Optics.

Gross margins from the Company’s Northvale operations continued their year-over-year improvement in 2005, the second year following the integration of the acquired operations of Connecticut-based Laser Optics into Northvale. During the period, labor productivity rose, economies of scale, and cost controls there resulted in increases in gross profit margin during 2005.

2005 represented the first full year of fiscal contribution from operations at the Company’s Sarasota-based MRC Optics subsidiary, where gross margins in 2005 lagged those in Northvale significantly. Negative gross margins at our new MRC Optics subsidiary during the first quarter, were followed by improved margins during the remainder of the year, as sales volumes there rose by 35% year over year. Problem vendors were replaced with qualified new suppliers, and capacity constraints were eased with the addition of these new vendors, new personnel and new equipment resources that were brought on line, and key manufacturing processes were re-optimized for use of higher productivity methods.

In 2004, the cost of goods sold remained relatively constant, as a percentage, to 2003 levels. Sales increased by over 71%. However, fixed costs for facilities related expenditures and depreciation also increased and along with increases in variable costs for labor and material created a situation in which cost of sales remained at the same relative percentage for the year.

Fixed costs are a major component of the Company’s total cost structure. Management and the Board of Directors decided to reduce such costs in 2002 only up to the point where further reductions would impede the Company’s ability to perform for its current customers or to rebound in the future when macroeconomic conditions improved, and to invest in new operations and lines of business. This philosophy continued throughout 2003 and 2004, and enabled the Company to be well-positioned with its operations to manufacture and deliver the goods that are behind the growth that has characterized 2004 and 2005.

Costs of most purchased components have been relatively stable in 2005, 2004, and 2003. However, unit costs of certain raw materials such as crystal quartz, high grade optical glasses, nickel and gold plating solutions have increased significantly in the past year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 25.0%, 31.5%, and 44.3% in 2005, 2004, and 2003, respectively.

Selling, general and administrative expenses in 2005 increased in dollar terms from those in 2004 by $534,000, or 18.3%, while sales increased by 49%, resulting in a drop in the SG&A cost as a percentage of sales. The increase in SG&A expenditures reflected the first full year of costs from the Company’s MRC Optics subsidiary, acquired in October of 2004.

Selling, general and administrative expenses in 2004 increased $526,000, or 22% compared to 2003, while revenues increased 71%, resulting in a drop in the SG&A cost as a percentage of sales. The increase in SG&A costs in 2004 was attributable to a full year of costs for the newly acquired Laser Optics operations and two and one half months of costs incurred as a result of the MRC acquisition. Also adding to the increase were the restoration of salaries for executive personnel to pre-2002 levels and increased costs for commissions that resulted from the higher sales volume in 2004.

Internal Research and Development Expenses

Company-funded research expenditures during the years ended December 31, 2005, 2004, and 2003 were $20,000, $98,000, and $154,000, 0.4%, 1.1%, and 2.9% of net product sales, respectively.

During 2005 and 2004, the Company narrowed its focus of internal research and development efforts onto improving certain crystal growth processes, and on improving manufacturing process technologies for optical components. Technical resources were focused on supporting the integration of Laser Optics into Northvale operations and ramp-up of production rates within Northvale operations and Sarasota operations. As a result, internal R&D expenditures were at historically low levels in 2005 and 2004.

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

Operating Income

The profit from operations in 2005 was $358,000 compared to an operating loss of $(410,000) in 2004 and $(1,654,000) in 2003. The improved performance was a direct result of the success of management’s acquisition program and an overall strengthening of business from existing and new customers.

Losses in 2003 were due to slackened and continuing weak demand in major market sectors served by the Company and its products. These losses occurred despite strict cost containment measures, and they were absorbed. The cost containment program implemented by management and the Board stopped short, by design, of impeding the ability of the Company’s operations to perform again in the future, or of impeding the Company’s ability to find new customers for its products. Management’s efforts to restore profitability to operations through 2005 have been focused on building the Company’s top line, driving improvements in operations, and through continued focus on business development and selling activities.

Other Income and Expenses

Interest expense increased over prior periods due to the assumption of MRC debt. The Company’s average borrowings in 2005 and 2004 were approximately $6,500,000 versus $4,500,000 in 2003. In 2003, borrowing needs increased due principally to obtaining the capital needed for the acquisition made during 2003. A subordinated convertible note was placed for acquisition purposes. Interest on the secured and convertible notes is accrued, and payment is due upon the maturity of the notes. Also during 2003, a secured note replaced all of the Company’s prior bank debt.

During 2005, the Company sold approximately 60% of platinum inventory, deemed to be non-productive and in excess, for net proceeds of $314,000. The transaction resulted in a gain of $136,000. The proceeds were used to augment cash reserves that were required to support working capital needs at mid-year.

Liquidity and Capital Resources

In December of 2005, a major shareholder and debt holder agreed to provide the Company with $700,000 in financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand. The Note was executed and the funds received in February 2006. The terms for the Note call for the amount to be repaid in equal monthly installments, including interest & principal, commencing March 2006, until maturity in March 2013. The Note bears an annual interest rate of 6.75%.

At the end of the fourth quarter of 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note. The Note, originally due in January 2006, has been extended to December 31, 2008 and bears an interest rate of 6%. Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares). The note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common Stock at a price of $1.35 per share. The Holder of the Note is a related party to a major shareholder of the Company.

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

At the end of the fourth quarter of 2003, the Company received $1,500,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note. The Note, originally due in January 2006, has been extended to December 31, 2008 and bears an interest rate of 6%. Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock. The note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share. The Holder of the Note is a major shareholder of the Company. The proceeds from the Note were used in the Company’s acquisition program.

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

During the 2nd quarter of 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement accordance with Regulation D that was not registered with the Securities and Exchange Commission. In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at $1.35 per share. In addition, 262,276 Warrants were issued to Casimir Capital, LP, the placement agent for the private placement. Casimir Capital earned commissions of $142,391 as the underwriter of this private placement. This private placement resulted in net proceeds to the Company of approximately $1,173,000. The funds were utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements. The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2005, 2004 and 2003 were approximately $454,000, $1,014,000, and $101,000, respectively. Capital expenditures in 2005 were used for the build up of tooling for new customer requirements and for the acquisition of equipment. A major portion of the 2004 capital expenditures were for the relocation and integration of the Laser Optics Bethel operations into the Northvale facility. Approximately $600,000 was used in this facility rearrangement and expansion, including $190,000 of capitalized internal labor and overhead. Additional large capital expenditures for the year included a certain production-critical machine tool, upgraded coating equipment in the Laser Optics business unit, and metrology equipment and computer hardware and software upgrades. Capital expenditures in 2003 were used for expansion and renovation of facilities and for the acquisition of equipment. The expenditures were financed in part from capital raised in the 2000 private offering of Series B convertible preferred stock and in part by the asset loan secured in the second quarter of 2002.

A summary of the Company’s contractual cash obligations at December 31, 2005 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable	$1,700,000	$—	$1,700,000		$—
Convertible notes payable	3,500,000	—	3,500,000		—
Note payable-other	779,483	260,697	168,612	20,385	329,789
Operating leases	418,312	418,312		—	—
Capital leases including interest	565,468	293,224	272,244		—
Total contractual cash obligations	$6,963,263	$972,233	$5,640,856	$20,385	$329,789

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported a net loss of approximately ($11,000) in 2005, ($673,000) in 2004, and ($1,777,000) in the year ended December 31, 2003. During the past three years, the Company’s working capital requirements were met by additional borrowings from a major shareholder, the issuance of secured and subordinated convertible notes and the issuance of common and preferred stock to shareowners.

Net cash provided by operations was $360,000 in 2005. The positive operating cash flow for 2005 and the positive operating cash flow of $632,000 in 2004 resulted from the sharply higher level of sales, which resulted in lower operating losses than in prior years, and availability of customer milestone payments on certain long term contracts. Operating cash flow in 2005 was lower than in the prior year due to, in part, the need to fund increases in accounts receivable resulting from the higher sales levels and to low gross margins at its new MRC Optics subsidiary during the first half of 2005. Net cash used in operations was ($283,000) in 2003. In 2003, $3,200,000 of secured and convertible notes were issued to both replace bank debt and for use in the Company’s acquisition program. In June of 2003, demand was made by a lender to pay approximately $1,700,000 in settlement of bank debts that were in technical default due to a violation of certain financial covenants. The Company issued a Secured Note, payable to an affiliate of a major shareholder and used the proceeds to satisfy the demand for payment.

In April 2004, the Company issued a $1,000,000 Subordinated Convertible Promissory Note to a major shareholder. In July 2004 the Company raised approximately $1,173,000, net, via a private equity offering. Proceeds from this note and the private equity placement were used in the furtherance of the Company’s merger and acquisition program.

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

The Company has made progress in transforming itself into a portfolio of businesses serving the

Photonics industry. The Company assesses merger and acquisition opportunities from time to time, and seeks financing from time to time in the private equity and public equity financial markets. The Company’s first acquisition was completed in November 2003 and the necessary capital was raised in-part via a $1,500,000 subordinated convertible note. Additional financing was obtained in 2004 via placement of a $1,000,000 convertible note proceeds of approximately $1,173,000 from a private placement of units consisting of the Company’s common stock and warrants. These funds were earmarked for acquisitions and capital expenditures, and were partially used to complete its second acquisition in 2004. .

Where possible, the Company will continue to increase sales, and reduce expenses and cash requirements to improve future operating results and cash flows. Management expects that cash flow from operations and use of available cash reserves will provide adequate liquidity for the Company’s operations in 2006.

No assurances can be given that the Company will be able to identify and acquire appropriate targets for acquisition or merger, or to raise the capital required for any such acquisition. Additional capital from financings would be needed if it were to make further acquisitions.

Item 7A.                                                  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at December 31, 2005.

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

Item 9.                                                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                                                  Controls and Procedures

Disclosure controls and procedures

As of December 31, 2005, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

Directors of the Registrant

The following table sets forth the name and age of each director of the Company, the period during which each such person has served as a director and the positions and business experience of each such person:

		Positions; Business
Name and Age	Since	Experience
John C. Rich,	2000	Chairman of the Board of Directors (September 2004 to Present)
68		Director (2000 to August 2004)
		Vice President/General Manager (1999-2002) Power Electronics Division, C&D technologies
		President (1990-1999), Raytheon/GM Hughes Optical Systems
		Vice President (1983-1989), Perkin Elmer Microlithography, Electro-Optics, and Systems
		Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory
Daniel Lehrfeld,	1999	Director
62		President and Chief Executive Officer (2000-present),
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
		Director, Business Development, International Business,
		Operations, Cryogenic Products
		Magnavox Electronic Systems E. Coast Div.,
		Deputy Sector Director & Program Director
		Philips Laboratories Briarcliff
		North American Philips subs. Philips Electronics NV,
		Group Leader/Project Leader
		Grumman Aerospace Corporation
Luke P. LaValle, Jr.	2006	Director
63		President and CEO, American Capital Management Inc.
		Past senior investment officer, United Trust Company of NY
		Lt. Colonel, US Army Reserve (Ret.)
Thomas H. Lenagh,	1998	Director – (September 2004 to Present)
80		Chairman of the Board of Directors (May 2000 – August 2004).
		Management Consultant (1990 - Present)
		Past Chairman and CEO, Systems Planning Corporation
		Financial Vice President, the Aspen Institute
		Treasurer and Chief Investment Officer, The Ford Foundation Captain, US Navy Reserve (ret.)

Jan M. Winston	2000	Director
69		Principal (1997-Present) Winston Consulting,
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

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company

Daniel Lehrfeld, 62	1999	President and Chief Executive Officer

William S. Miraglia, 56	1999	Vice President, Chief Financial Officer and Secretary

Devaunshi Sampat, 53	1999	Vice President – Marketing Communication

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

Committees of the Board of Directors

Composition of the Board of Directors. In October of 2005, the Board agreed unanimously to discontinue the Executive Committee, for reasons of the small size of the Board and the frequent number of Board meetings customarily held. At the same time the Board agreed to make each outside director a member of each Committee.

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. The Board of Directors has determined that the members of the Audit Committee satisfy all such definitions of independence.

Audit Committee. Thomas Lenagh, Chairman. The Audit Committee is empowered by the Board of Directors to, among other things, serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system, review and appraise the audit efforts of the Company’s independent accountants, assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues, and provide an open avenue of communication among the independent accountants, financial and senior management, and the Company’s Board of Directors.

Audit Committee Financial Expert. The Board of Directors of the Company has determined that Mr. John Rich is an “audit committee financial expert”, as such term is defined by the SEC. Mr. Rich, as well as Mr. Thomas Lenagh, Mr. Luke P. LaValle and Mr. Jan Winston, have been determined to be “independent” within the meaning of SEC regulations.

Compensation Committee. Mr. Jan Winston, Chairman. The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of the executives of the Company.

Nominating Committee. Mr. Frank Wiedeman through August 1, 2005, Chairman, Mr. John Rich, Chairman (acting). The Nominating Committee makes recommendations to the Board of Directors for the selection of individuals to be nominated to the Board of Directors.

Executive Committee. Discontinued during 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company’s review of these reports and written representations furnished to the Company, the Company believes that in 2005 each of the reporting persons complied with these filing requirements.

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

Item 11.                                                    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the cash compensation paid by the Company and its Subsidiaries, with respect to the Company’s Chief Executive Officer and other officer, whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities as an executive officer during such period:

Summary Compensation Table

				Securities
				Underlying
				Stock
Name and Principal Position	Year	Salary	Bonus	Options
Daniel Lehrfeld,	2005	$183,000	N/A	0
President and	2004	$183,000	N/A	200,000
Chief Executive Officer	2003	$156,000	N/A	85,000
Devaunshi Sampat,	2005	$165,000	N/A	20,000
Vice President,	2004	$171,000	N/A	20,000
Marketing Comm.	2003	$105,000	N/A	50,000
William Miraglia	2005	$126,000	N/A	15,000
Vice President,	2004	$126,000	N/A	25,000
Chief Financial Officer and Secretary	2003	$101,000	N/A	40,000

The Company is party to an employment agreement with Mr. Dan Lehrfeld, President and CEO, that provides for a minimum annual salary during its term, and severance benefits under certain conditions that include a change of control of the Company.

The aggregate minimum commitment under this agreement is as follows:

Year Ending
December 31,
2006	$185,000
2007	$185,000
2008	$185,000
2009	$185,000

Should Mr. Lehrfeld be terminated without cause during this contract period he would be entitled to one year’s salary payable in one lump sum within 30 days of termination.

There is an SEC requirement to report officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s reported salary and bonus. During fiscal years 2005, 2004 and 2003, respectively, no officer received any such perquisites or other personal benefits, nor were any granted.

Compensation of Directors

Fees for non-employee directors were $500 during fiscal year 2005 and fiscal year 2004 for each board meeting attended, and $250 during 2005 and 2004 for each conference call meeting in which they participated. The board agreed to defer payment of fees to its directors after October, 2005 in the interest of conserving cash. The total deferral amounted to $5,500 that is expected to be paid in 2006. Each non-employee director received 11,000 stock options, exercisable at $1.03, in 2005 and 20,000 stock options, exercisable at $.50 in 2004.

Compensation Committee Interlocks and Insider Participation

The following directors of the Company served as members of the Compensation Committee of the Company’s Board of Directors during 2005:  Mr. Frank Wiedeman, through August 1, 2005, Mr. Jan Winston, Mr. Luke LaValle and Mr. John Rich. None of these individuals are officers or employees of the Company. Officer’s compensation is guided by overall job performance and the market salaries for those positions for companies of the same relative size and within industries similar to the Company’s industry, as well as relativity to other salaries within the Company.

Option Exercises and Holdings

The following table provides information concerning options exercised during 2005 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2005.

Option Grants in Last Fiscal Year

Shown below is information on grants of stock options pursuant to the 2000 Equity Compensation plan during the Fiscal year ended December 31, 2005 to the officers named below:

Individual Grants					Alternative to Grant Date Value (a)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Expiration or Base Price ($/Sh)	Expiration Date	Grant Date Payment Value ($)
Dan Lehrfeld	0	0%			$0
Devaunshi Sampat	20,000	14.3%	$1.03	Jan 2015	$20,600
William Miraglia	15,000	10.8%	$1.03	Jan 2015	$15,450

(a)                                  Based on a grant date present value of $1.03, derived using the Black-Scholes option pricing model with the following assumptions:  Volatility of 210.54%, Risk free rate of return of 5.20%, Dividend Yield of 0% and a 10 year option life.

Aggregated Option Exercises in Last fiscal Year and Fiscal Year end Option Values

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at December 31, 2005 (# of shares)		Value of In-the-Money Options at December 31, 2005 ($)(1)
Name	(# shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Lehrfeld	0	0	731,550	73,450	363,275	36,725
Devaunshi Sampat	0	0	159,580	41,420	119,165	20,710
William Miraglia	0	0	119,280	34,720	81,890	17,360

(1)                                  Based on $1.50 per share, the closing price of the Company’s Common Stock, as reported by the

OTC Bulletin Board, on December 31, 2005

No stock appreciation rights were granted during the fiscal year ended December 31, 2005.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information with respect to the security ownership of the directors and named executive officers of the Company and the security ownership of each individual or entity known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock outstanding (7,282,898 shares) as of March 23, 2006. Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options, (including “out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity. The Company has been advised that all individuals, or entities, listed have the sole power to vote and dispose of the number of shares set opposite their names in the table. Unless otherwise indicated, the address of each beneficial owner is c/o Photonic Products Group, Inc., 181 Legrand Avenue, Northvale, New Jersey 07674.

			Percent of
Name and Address of Beneficial Owner	Number of shares		Common Stock
Clarex, Ltd. & Welland Ltd.	9,971,914	(1)	67.8%
Scotia House
404 East Bay Street
Nassau, Bahamas
The estate of Warren Ruderman	1,172,000		16.1%
45 Duane Lane
Demarest, NJ 07627
Daniel Lehrfeld	896,350	(2)	11.1%
Thomas Lenagh	209,540	(3)	2.8%
The estate of Frank Wiedeman	168,400	(4)	2.3%
John Rich	63,840	(5)	0.9%
Jan Winston	53,440	(6)	0.7%
William Miraglia	129,720	(7)	1.8%
Devaunshi Sampat	171,180	(8)	2.3%
Directors and Executive	1,692,470	(9)	19.5%
Officers as a group (7 persons)

(1)                                  Including 900,000 shares issuable within 60 days on conversion of convertible preferred stock, 3,500,000 shares subject to convertible promissory notes at a conversion of $1.00, and 3,025,000 warrants exercisable as follows: 2,625,000 at $1.35, 200,000 at $1.08 and 200,000 at $.425.

(2)                                  Including 731,550 shares subject to options exercisable within 60 days and 48,000 shares issuable within 60 days on conversion of convertible preferred stock

(3)                                  Including 122,640 shares subject to options exercisable within 60 days.

(4)                                  Including 90,000 shares subject to options exercisable or convertible within 60 days.

(5)                                  Including 12,000 shares issuable within 60 days on conversion of convertible preferred stock and 47,640 shares subject to options exercisable within 60 days.

(6)                                  Including 4,000 shares issuable within 60 days on conversion of convertible preferred stock and 47,640 shares subject to options exercisable within 60 days.

(7)                                  Including 7,200 shares issuable within 60 days on conversion of convertible preferred stock and 119,280 shares subject to options exercisable within 60 days.

(8)                                  Including 8,000 shares issuable within 60 days on conversion of convertible preferred stock and 159,850 shares subject to options exercisable within 60 days.

(9)                                  Including 79,200 shares issuable within 60 days on conversion of convertible preferred stock and 1,318,330 shares subject to options exercisable within 60 days.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Key Employee Compensation Plan and the Company’s 2000 Equity Compensation Program, as of December 31, 2005. These plans were the Company’s only equity compensation plans in existence as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	2,577,860	$1.18	3,422,140
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	2,577,860	$1.18	3,422,140

Item 13.                                                    Certain Relationships and Related Transactions

During the years ended December 31, 2005, 2004 and 2003, approximately 1%, 3%, and 3%, respectively of the Company’s net product sales were through a foreign agent, in which the estate of Warren Ruderman, a principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

In December 2005 the Company initiated a financing arrangement with Clarex, Ltd. a major shareholder and debt holder in the amount of $700,000, to fund acquisition of capital assets needed to absorb growth opportunities. The funds were received in February 2006.

During 2005 two notes due to Clarex, Ltd., a shareowner and debt holder had their maturity dates extended from January 31, 2006 to December 31, 2008.

Item 14.                                                    Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered

Audit Fees. Audit fees billed or expected to be billed to the Company by the Company’s principal accountant for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2005 and 2004 totaled approximately $110,000 and $98,500, respectively.

Audit-Related Fees. The Company was billed $0 and $0 by the Company’s principal accountant for the fiscal years ended December 31, 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

Tax Fees. The Company was billed an aggregate of $10,000 and $8,500 by the Company’s principal accountant for the fiscal years ended December 31, 2005 and 2004, respectively, for tax services, principally the preparation of income tax returns.

All Other Fees. In 2004 the Company incurred approximately $125,000 in fees in connection with activities related to the MRC acquisition due diligence, audit of MRC, 8-K filing, S-8 registration and S-1 registration for resale of common stock issued as a result of the private equity offering.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted. All other fees have been pre-approved by the Audit Committee of the Board of Directors.

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

14.1	Code of Ethics
21.1	List of Subsidiaries
23.1	Consent of Holtz Rubenstein Reminick LLP Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated: March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rich	Chairman of the Board	March 22, 2006
John Rich	of Directors

/s/ Daniel Lehrfeld	President, Chief	March 22, 2006
Daniel Lehrfeld	Executive Officer
and Director

/s/ Luke P. Lavalle	Director	March 22, 2006
Luke P. Lavalle

/s/ Thomas Lenagh	Director	March 22, 2006
Thomas Lenagh

/s/ Jan Winston	Director	March 22, 2006
Jan Winston

/s/ William S. Miraglia	Chief Financial Officer	March 22, 2006
William S. Miraglia	and Secretary

PHOTONIC PRODUCTS GROUP , INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photonic Products Group, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
February 24, 2006

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,156,563	$1,393,507
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2005 and $88,000 in 2004)	2,265,934	1,447,994
Inventories	2,423,879	2,479,074
Other current assets	153,723	87,540
Total Current Assets	6,000,099	5,408,115
Plant and equipment:
Plant and equipment at cost	12,472,480	12,018,865
Less: Accumulated depreciation and amortization	(8,143,592)	(7,255,427)
Total plant and equipment	4,328,888	4,763,438
Precious Metals	130,732	309,565
Goodwill	1,869,646	1,727,971
Intangible Assets, net of accumulated amortization of $112,602 and $32,425, respectively	987,272	1,067,449
Other Assets	164,384	250,096
Total Assets	$13,481,021	$13,526,634

Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of notes payable -Other	$260,697	$226,146
Accounts payable and accrued liabilities	2,426,692	2,189,744
Customer advances	652,264	385,714
Current obligations under capital leases	248,550	300,813
Total Current Liabilities	3,588,203	3,102,417

Related Party Convertible and Secured Notes Payable	5,200,000	5,200,000
Notes Payable – Other, net of current portion	518,786	794,379
Capital Lease Obligations, Net of Current Obligation	244,625	464,709
Total Liabilities	9,551,614	9,561,505

Commitments	—	—

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized shares 7,287,398 issued at December 31, 2005 and 7,186,794 issued at December 31, 2004	72,862	71,868
Capital in excess of par value	11,145,243	11,036,561
Accumulated deficit	(9,873,748)	(9,728,350)
	3,944,357	3,980,079

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	3,929,407	3,965,129
Total Liabilities & Shareholders’ Equity	$13,481,021	$13,526,634

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

REVENUES
Net sales	$13,785,057	$9,221,857	$5,388,184

COST AND EXPENSES
Cost of goods sold	9,956,125	6,618,506	3,917,123
Selling, general and administrative expense	3,450,224	2,916,056	2,389,547
Internal research and development expense	20,279	97,685	153,843
Special charges	—	—	582,000
	13,426,628	9,632,247	7,042,513

OPERATING PROFIT (LOSS)	358,429	(410,390)	(1,654,329)

OTHER INCOME (EXPENSE)

Interest expense	(504,509)	(358,940)	(266,165)
Gain on sale of precious metals	135,931	—
Other	(1,249)	49	8,950
	(369,827)	(358,891)	(257,215)

LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND PREFERRED STOCK DIVIDENDS	(11,398)	(769,281)	(1,911,544)

INCOME TAX BENEFIT (PROVISION)		96,344	134,235

NET (LOSS)	(11,398)	(672,937)	(1,777,309)

PREFERRED STOCK DIVIDENDS	(134,000)	(164,820)	(53,600)

NET LOSS APPLICABLE TO COMMMON SHAREHOLDERS	$(145,398)	$(837,757)	$(1,830,909)

NET LOSS PER COMMON SHARE-BASIC	$(0.02)	$(0.15)	$(0.35)

NET LOSS PER COMMON SHARE-DILUTED	$(0.02)	$(0.15)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	7,218,244	5,710,354	5,287,849

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in			Total
	Common Stock		(Series A)		(Series B)		excess of		Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Stock	Equity
Balance, December 31, 2002	5,283,640	$52,836	500	$500,000	2,100	$2,100,000	$9,471,676	$(7,059,684)	$(14,950)	$5,048,878

401K contribution	28,263	283	—	—	—	—	11,587	—	—	11,870

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	52,260	(53,600)	—	—

Net loss for the year	—	—	—	—	—	—	—	(1,777,309)	—	(1,777,309)

Balance, December 31, 2003	5,445,903	54,459	500	500,000	2,100	2,100,000	9,535,523	(8,890,593)	(14,950)	3,283,439

401K contribution	25,891	259					12,686			12,945

Dividend on Preferred Stock	134,000	1,340					163,480	(164,820)		0

Common stock private placement	1,581,000	15,810					1,157,174			1,172,984

Warrants issued to lender							167,698			167,698

Net loss for the period								(672,937)		(672,937)

Balance, December 31, 2004	7,186,794	71,868	500	500,000	2,100	2,100,000	$11,036,561	(9,728,350)	(14,950)	3,964,129

Dividend on preferred stock	39,200	380					38,808	(134,000)		(94,812)

Accelerated stock options							21,398			21,398

Common stock private placement							(19,690)			(19,690)

401K contribution	61,404	614					68,166			68,780

Net loss for the period								(11,398)		(11,398)

Balance, December 31, 2005	7,287,398	$72,862	500	$500,000	2,100	$2,100,000	$11,145,243	$(9,873,748)	$(14,950)	$3,928,407

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net (loss)	$(11,398)	$(672,937)	$(1,777,309)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,025,074	713,080	566,764
Gain on sale of precious metal	(135,931)	—	—
401K common stock contribution	68,780	12,945	11,870
Stock option acceleration expense	21,398	—	—
Change in allowance for doubtful accounts	73,000
Inventory reserve	(254,526)	372,106	475,000
Changes in assets and liabilities:
Accounts receivable	(744,939)	(10,756)	244,670
Inventories	309,720	(486,535)	(319,892)
Unbilled contract costs	—	191,767	149,774
Other current assets	(66,184)	(10,599)	7,656
Other assets	28,981	28,133	102,097
Accounts payable and accrued liabilities	81,740	599,590	255,987
Customer advances	110,546	(105,291)	—
Total adjustments	371,659	1, 304,440	1,493,926
Net cash provided by (used in) operating activities	360,261	631,503	(283,383)

Cash flows from investing activities:
Capital expenditures	(453,615)	(1,013,569)	(101,045)
Proceeds from sale of precious metals	314,764
Cash used for business acquisition, net	—	(732,000)	(183,780)

Net cash used in investing activities	(138,851)	(1,745,569)	(284,825)

Cash flows from financing activities:
Net (uses) proceeds from issuance of common stock	(19,492)	1,172,984
Proceeds from secured notes payable			1,700,000
Proceeds from senior convertible debentures		1,000,000	1,500,000
Principal payments of notes payable	(166,515)	(847,907)	(727,425)
Principal payments of bank debt			(1,678,623)
Principal payments of capital lease obligations	(272,347)	(99,664)	(98,658)

Net cash (used in) provided by financing activities	(458,354)	1,225,413	695,294

Net (decrease) increase in cash and cash equivalents	(236,944)	111,347	127,086

Cash and cash equivalents at beginning of the year	1,393,507	1,282,160	1,155,074

Cash and cash equivalents at end of the year	$1,156,563	$1,393,507	$1,282,160

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2005

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

d.        Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets, 3-7 years, or the remaining term of the lease, 10 years, whichever is shorter.  Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

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

g.        Impairment of long-lived assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested in December of each year for impairment and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

h.        Acquired Goodwill and Intangible assets

Acquired intangible assets and goodwill consists of goodwill approximating $1,870,000 and other intangible assets, principally of non-contractual customer relationships that approximated $987,000.  The intangible assets are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.

The gross carrying amount of intangible assets as of December 31, 2005 and as of December 31, 2004 was $1,100,000.  Accumulated amortization related to intangible assets approximates $113,000 as of December 31, 2005 and $32,000 as of December 31, 2004.  Amortization expense was approximately $81,000 for the year ended December 31, 2005 and $32,000 for the year ended December 31, 2004.  Aggregate amortization for the five succeeding years ending December 31, 2006 through December 31, 2011 approximates $405,000, accumulating at the rate of $81,000 per year. The weighted average lives of the Company’s intangible assets is 14 years.

The changes in the carrying amounts of goodwill, by acquisition, for the year ended December 31, 2004, are as follows:

	Balance Jan. 1, 2005	Goodwill Additions	Purchase Price Adjustment	Balance Dec. 31, 2005
Laser Optics	$311,572			$311,572

MRC	$1,416,399		$141,675	$1,558,074

Total	$1,727,971		$141,675	$1,869,646

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(56,301)	$493,636
Completed technology	362,958	(37,159)	325,799
Trademarks	186,979	(19,142)	167,837

Total	$1,099,874	$(112,602)	$987,272

	At December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(16,213)	$533,725
Completed technology	362,958	(10,700)	352,258
Trademarks	186,979	(5,512)	181,466

Total	$1,099,874	$(32,425)	$1,067,449

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

	Years Ended
	December 31,
	2005	2004	2003
Net Loss:
As reported	$(11,398)	$(672,937)	$(1,777,309)
Add: Stock-based employee Compensation included in reported net income, net of related tax effects	21,398	—	—
Less: Stock based employee compensation expense determined under fair value based method, net of related tax effects	(140,630)	(237,565)	(76,555)
Pro forma	$(130,630)	$(910,502)	$(1,853,864)

Loss per share:
Basic:
As reported	$(.02)	$(.15)	$(.35)
Pro forma	$(.02)	$(.19)	$(.36)
Diluted:
As reported	$(.02)	$(.15)	$(.35)
Pro forma	$(.02)	$(.19)	$(.36)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following range of weighted-average assumptions were used for grants during the years ended December 31, 2005, 2004 and 2003:

	Years Ended
	December 31,
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Volatility	210.54%	166.32%	127.16%
Risk-free interest rate	5.2%	5.2%	5.2%
Expected life	10 years	10 years	10 years

j.            Revenue recognition

The Company records revenue, other than on contractual type work, when a product is shipped.  Revenue on contractual type work is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized throughout the performance of the contracts.  Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract.  Losses on contracts are recorded when identified.

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

n.        Advertising costs

Advertising costs are charged to operations when the advertising first takes place.  Included in selling, general and administrative expenses are advertising costs of $34,000, $28,000 and $32,000 for the years ended December 31, 2005, 2004 and 2003.

o.        Statements of cash flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Interest paid during the years ended December 31, 2005, 2004 and 2003 was $183,000, $194,000 and $63,000, respectively.

Income taxes paid were $7,000 in 2005, $1,200 in 2004, $580 in 2003.

In 2005, non- cash transactions resulting from the exchange of debt for stock amounted to $59,200.

In 2005, non- cash transactions resulting from goodwill adjustments amounted to $141,675.

p.        Concentration of risk

The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings.  Generally, the investments mature within ninety days, and therefore, are subject to little risk.  The Company has not experienced losses related to these investments.

The concentration of credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue.  The Company generally does not require collateral.

The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

q.        Net Loss per common share

The basic net loss per share is computed using weighted average number of common shares outstanding for the applicable period.  The diluted loss per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts, including equivalents, would be anti-dilutive.  The weighted average number of common shares plus common equivalent shares outstanding was 9,565,564.

r.           Shipping and handling costs

The Company has included freight out as a component of selling, general and administrative expenses that amounted to $32,000 in 2005, $31,000 in 2004 and $27,000 in 2003.  When applicable the Company bills its customers for freight costs.

s.         Recently issued accounting pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”).  SFAS 154 replaces

APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle.  This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature.  SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued.  The Company does not expect that the adoption of SFAS 154 on January 1, 2006 will have a significant effect on its financial condition or results of operations.

On December 21, 2004, the Financial Accounting Standards Board (“FSAB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP No 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004.  FSP No. 109-1 states that the tax deduction for domestic manufacturing activities from this legislation should be accounted for as a “special deduction” and reduce tax expense in the period(s) the amounts are deductible on the tax returns, not as an adjustment of recorded deferred tax assets and liabilities.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  The Company has determined that it will not repatriate any undistributed foreign earnings under the new tax legislation and, therefore, the legislation as it relates to the undistributed foreign earnings will not have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of the stock options or other equity instruments.  SFAS 123(R) will be effective for the first annual period beginning after June 15, 2005.  Additionally, in March 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which provides additional guidance on certain implementation issues with respect to SFAS No. 123(R).  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see “Note 1 - Accounting for Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.  Unrecognized stock-based compensation expense related to unvested options as of December 31, 2005 was $131,000.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

t.           Comprehensive income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2005 and 2004, there were no such adjustments.

2.                          Inventories

Inventories are comprised of the following:

	December 31,
	2005	2004

Raw materials	$616,000	$579,000
Work in process, including manufactured parts and components	1,350,000	1,420,000
Finished goods	458,000	480,000
	$2,424,000	$2,479,000

3.                          Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2005	2004
Office and computer equipment	$1,067,000	$985,000
Machinery and equipment	9,505,000	9,161,000
Leasehold improvements	1,900,000	1,873,000
	12,472,000	12,019,000
Less accumulated depreciation and amortization	8,143,000	7,255,000
	$4,329,000	$4,764,000

4.                          Subordinated Convertible Promissory Notes

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

In 2003, the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,500,000.  The note was amended in 2004 to clarify its conversion features.  The Holder of the Note is a major Shareholder and Debt Holder of the Company.  The note bears interest at the rate of 6% per annum and has a maturity date of December 31, 2008.  The note was extended from its original maturity date of January 31, 2006.  The note is convertible into common shares (and/or securities convertible into common shares) of the Company.  As a result of the June 2004 private placement, the note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common Stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note are intended for use in the Company’s acquisition program.

In June 2003, the Company received $1,700,000 from a major Shareholder and Debt Holder of the Company.  The proceeds of the note were used to pay outstanding bank debt.  The note is secured by the assets of the Company.  The note bears interest at the rate of 6% per annum and is due December 2008.

In 2002, the Company issued a Subordinated Convertible Promissory Note for proceeds of $1,000,000.  The note was amended in 2004 to clarify its conversion features.  The note bears interest at the rate of 6% per annum and has a maturity date of December 31, 2008.  The note was extended from its original maturity date of January 31, 2006.  The note is convertible into common shares (and/or securities convertible into common shares) of the Company.  As a result of the June 2004 private placement, the note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The Holder of the Note is a related party to a major Shareholder of the Company.

5.                          Notes Payable Other

As part of the purchase price of MRC on October 19, 2004, a $175,000 Note was issued to the sole shareholder of the company.  The note bears interest at the rate of 6% per annum and is payable annually   on the anniversary of the closing date.  On the second anniversary of the Closing Date, $50,000 of the Note amount shall be due and payable.  The remaining portion of the Note along with any accrued unpaid interest shall be paid in full on October 19, 2009.  Three notes, totaling $295,725, were assumed from note holders of MRC.  The notes bear interest rates from 6.0% to 10.5% and are payable from 2 to 4 years.  During FY 2005 two of the notes totaling $199,525 were exchanged for two notes totaling $125,000, 80,000 shares of common stock of the Company and 60,000 warrants convertible into 60,000 shares of common stock at $1.35 per share. A Note payable to the SBA was also assumed.  The Note in the amount of $390,497 bears interest at the rate of 4.0% and is due in 2032.

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

Notes payable other consist of the following:

	December 31,
	2005	2004
Notes payable other, payable in aggregate including interest at monthly installments of $20,000 rates ranging from 2.0% to 10.5% expiring in April 2032, and a once yearly payment including interest of $60,500	$779,483	$1,020,525
Less current portion	260,697	226,146
Long-term debt, excluding current portion	$518,786	$794,379

Notes payable other, mature as follows:

2006	$260,697
2007	15,182
2008	15,916
2009	137,514
2010	9,998
Thereafter	340,176
$779,483

6.                          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2005	2004
Trade accounts payable and accrued purchases	$668,352	$837,830
Accrued vacation	335,153	347,357
Accrued payroll	217,653	197,639
Accrued interest	748,048	433,433
Accrued relocation costs	—	179,825
Accrued bonus	53,990	—
Accrued common stock payable	155,200	—
Accrued 401K common stock contribution	140,689	60,659
Accrued expenses - other	107,607	133,001
	$2,426,692	$2,189,744

7.                          Capital Lease Obligations

Capital lease obligations consist of the following:

	December 31,
	2005	2004
Capital leases, payable in aggregate monthly installments of $23,000, including interest at rates ranging from 11.0% to 11.6% expiring through October 2008	$493,175	$765,522
Less current portion	248,550	300,813

Long-term debt, excluding current portion	$244,625	$464,709

Maturities of capital leases are as follows:

Year Ending
December 31,

2006	293,224
2007	223,100
2008	49,144
Total minimum payments	565,468
Less amounts representing interest	72,293

Present value of minimum payments	$493,175

Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $858,000 and $139,000 at December 31, 2005.

8.                          Income Taxes

A reconciliation of the income tax provision (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended
	December 31,
	2005	2004	2003
Federal statutory rate	34%	34%	34%
Tax provision (benefit) at Federal statutory rates	$(3,876)	$(228,797)	$(604,255)
Loss in excess of available benefit	3,876	228,797	604,255
State taxes	0	(96,344)	(134,235)
	$0	$(96,344)	$(134,235)

At December 31, 2005, the Company has Federal and State net operating loss carryforwards for tax purposes of approximately $9,805,000 and $1,002,000, respectively. The tax loss carryforwards expire at various dates through 2025.

The State of New Jersey has enacted a program that allows new or emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any corporation for at least 75% of the value of the tax benefits. In 2004, the Company sold $1,550,800 of their NOL for $96,344.

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

The benefit (provision) for income taxes consists of the following:

	Years Ended
	December 31,
	2005	2004	2003

Current:
State	$	$96,344	$134,235
Deferred:
Federal	—	—
State	—	—	—

Total	$0	$96,344	$134,235

Deferred tax assets (liabilities) comprise the following:

December 31,		2005	2004

Inventory reserves	283,000	$(79,000)	$332,000
Vacation liabilities	127,000	(2,000)	118,000
Section 263A adjustment	19,000	14,000	116,000
Depreciation	(83,000)	51,000	102,000
Loss carryforwards	3,424,000	2,993,000	2,992,000
Gross deferred tax assets	3,936,000	2,977,000	3,660,000
Valuation allowance	(3,936,000)	(2,977,000)	(3,660,000)

	$—	$—	$—

9.                                      Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, approximately 1%, 3%, and 3%, respectively of the Company’s net product sales were through a foreign agent, in which Warren Ruderman, a principal shareholder has an investment. Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

In December 2005 the Company initiated a financing arrangement with a major shareholder and debt holder in the amount of $700,000 to fund acquisition of capital assets needed to absorb growth opportunities. The funds were received in February 2006.

During 2005 two notes due to Clarex, LTD., a shareowner and debt holder had their maturity dates extended from January 31, 2006 to December 31, 2008.

During 2004, Clarex, LTD., a shareowner and debt holder received a 6% Convertible Promissory Note for $1,000,000 due March 2007. In March 2004, Clarex, LTD received 200,000 warrants for offering the 2003 $1,700,000 secured promissory note and an additional 200,000 warrants for extending the maturity date of the Note to December 2008.

During 2003, Clarex, LTD. a shareowner and debt holder received a 6% Secured Promissory Note for $1,700,000 due December 2005, that was subsequently extended to December 31, 2008. In October 2003, Clarex, LTD received a $1,500,000, 6% Convertible Promissory Note due January 2006. that was subsequently extended to December 31, 2008.

During 2002, Welland Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, that was subsequently extended to December 31, 2008, resulting in proceeds to the Company of $1,000,000.

10.                               Commitments

a.  Lease commitment

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease expiring on October 31, 2006. The Company has an option to renew the Northvale lease for an additional term of five years.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease expiring on August 31, 2006. MRC Optics has negotiated preliminary terms for a renewal of that lease, but does not currently have an option in place to renew the lease.

Rental expense was approximately $525,000, $370,000 and $238,000 in 2005, 2004 and 2003, respectively, and real estate taxes were $95,000, $64,000 and $41,000 in 2005, 2004 and 2003, respectively.

Future minimum annual rentals are payable as follows:

Year Ending
December 31,
2006	$418,000

b.  Retirement plans

The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan). The 401(k) plan allows employees to contribute from 1% to 15% of their compensation on a salary reduction, pre-tax basis. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions. The Company contributed $141,519 in the form of 144,836 shares of the Company’s common stock in 2005, distributed in March 2006. The Company contributed $68,166 in the form of 61,404 shares of the Company’s common stock in 2004, distributed in

March 2005.

c.  Employment agreements

The Company is party to an employment agreement with an officer that provides for a minimum annual salary. The aggregate minimum commitment under this agreement is as follows:

Year Ending
December 31,
2006	$175,000
2007	$175,000
2008	$175,000
2009	$175,000

Should the agreement be terminated without cause during the term of the contract, the officer would be entitled to one year’s salary.

11.                               Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2005		2004		2003
Category	Sales	%	Sales	%	Sales	%
Optical Components*	$12,279,000	89	$7,860,000	85	$4,469,000	83
Laser Accessories	1,506,000	11	1,362,000	15	893,000	17
TOTAL**	$13,785,000	100	$9,222,000	100	$5,362,000	100

* a)  2003 Optical Component sales included $78,000 from operations acquired from Laser Optics, Inc.

  b)  2004 Optical Component sales include $901,000 from the Company’s new MRC Optics subsidiary.

**  Not included above are (non-product) contract R&D sales of approximately $26,000 in 2003.

Export sales, primarily to approximately sixteen customers in six countries within Europe, Asia and Canada, amounted to 14%, 12% and 19% of net product sales in 2005, 2004 and 2003, respectively.

No foreign customer accounted for more than 10% of product sales in 2005, 2004 or 2003. In 2005 two U.S. customers accounted for 13% and 14% of total product sales. In 2004, three U.S. customers accounted for 12%, 12%, and 10% of total product sales. In 2003, two U.S. customers accounted for 16.0% and 10.0% of total sales.

12.                               Shareholders’ Equity

a.  Common shares reserved at December 31, 2005, are as follows:

Common Shares Preferred
1991 Stock option plan	302,500
2000 Stock option plan	6,000,000
Convertible preferred stock	1,340,000
Subordinated convertible notes	3,500,000
Warrants	4,473,026

b.  Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series. The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series. Series A consist of 500 shares at a stated value of $1,000 per share convertible into common shares at the rate of $1.00 per share. Series B consist of 2,100 shares at a stated value of $1,000 per share convertible into common shares at the rate of $2.50 per share.

For the years ended December 31, 2005, 2004 and 2003, the Company paid a common stock dividend on preferred stock equal to $134,000, $165,000 and $54,000, respectively.

c.  Stock options

The Company has adopted two stock option plans that provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under these plans in the aggregate, options to purchase no more than 6,000,000 shares of common stock may be granted, at a price that may not be less than the fair market value per share.

The Equity Compensation Program authorizes the issuance of incentive stock options. At the annual Shareholders’ meeting held in 2004, shareholders’ approved a recommendation by the Board to increase the number of options to be granted under the 2000 Equity Compensation Program, from 4,000,000 to 6,000,000. The 2000 equity compensation plan expires in August 2010.

A summary of the status of the Company’s stock option program as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	Years Ended
	December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,121,600	$1.21	1,449,100	$1.42	1,173,800	$1.69
Granted	139,500	1.03	680,000	0.74	299,900	0.50
Exercised	—	—	—	—	—	—
Expired	(2000)	1.25	—	—	—	—
Forfeited	(68,800)	1.18	(7,500)	.50	(24,600)	2.26
Outstanding, end of year	2,190,300	1.18	2,121,600	1.21	1,449,100	1.42
Options exercisable, end of year	1,666,124	1.43	1,301,047	1.53	881,424	1.88
Weighted-average fair values of options granted during year		$1.03		$.67		$.48

Warrants outstanding expire from March 2008 to July 2009 as per the below schedule:

Shares	Exercisable through	Exercise Price	Fair Value
1,448,026	July 2009	$1.35	$1.29
200,000	May 2008	$1.08	$.42
200,000	March 2008	$.425	$.42
80,000	July 2009	$1.35	$1.31

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Outstanding	Price
$0.50 - $2.00	2,049,200	6.99 yrs.	$1.01	2,073,610	$1.27
$3.00 - $5.00	141,100	4.95 yrs.	$3.57	504,250	$3.70

13.                               Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at December 31, 2005 approximates fair value.

14.                               Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2005	First	Second	Third	Fourth

Net sales	$3,233,846	$3,107,079	$3,581,339	$3,862,793
Gross profit	597,601	745,376	1,105,767	1,380,188
Net Income (loss)	(374,884)	(286,248)	307,524	342,210
Net Income (loss) per share - Basic (a)	(0.05)	(0.06)	.04	.05
Net Income (loss) per share - Diluted (a)	(0.05)	(0.06)	.03	.03

Year 2004	First	Second	Third	Fourth

Net sales	$1,805,802	$1,917,221	$2,582,372	$2,916,372
Gross profit	277,393	532,589	846,991	946,377
Net Income (loss)	(489,393)	(264,722)	95,167	(13,430)
Net Income (loss) per share - Basic (a)	(0.09)	(0.08)	.01	(0.2)
Net Income (loss) per share - Diluted (a)	(0.09)	(0.08)	.01	(0. 2)

Year 2003	First	Second	Third	Fourth

Net sales	$1,200,853	$1,147,117	$1,405,663	$1,634,551
Gross profit	279,963	201,856	285,690	228,552
Net loss	(357,857)	(438,187)	(380,473)	(600,792)
Net loss per share - Basic (a)	(0.07)	(0.09)	(0.07)	(0.04)
Net loss per share - Diluted (a)	(0.07)	(0.09)	(0.07)	(0.04)

15.                               Special Charges

During 2003, the Company accrued certain expenses related to the relocation of 17 employees from Bethel, CT to its facility in Northvale, NJ. The special charges accrued amounted to $107,000 ($.02 per share on a basic and diluted basis) and included the costs for permanent relocation, stay on bonuses and relocation bonuses, anticipated to be expended in the next fiscal year.

During 2003, the Company determined that there was excess inventory, relative to forecasted future needs, of certain crystals and solutions. Based on this determination, a reserve was taken in the amount of $475,000 ($.09 per share on a basic and diluted basis) in order to recognize the diminished future economic benefit of the inventory.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

The audits referred to in our report dated February 24, 2006 relating to the consolidated financial statements of Photonic Products Group, Inc. and subsidiaries, which is contained in Item 8 in the Form 10K, include the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended December 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

It is our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Holtz Rubenstein Reminick LLP
Melville, NY

February 24, 2006

Schedule II –Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Acquired Balance	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$40,000			$25,000	$15,000
Year ended December 31, 2004	$40,000				$40,000
Year Ended December 31, 2003	$40,000				$40,000

Reserve for Inventory Obsolescence
Year ended December 31, 2005	$807,000	$(61,000)			$746,000
Year ended December 31, 2004	$992,000	$(185,000)			$807,000
Year ended December 31, 2003	$600,000	$392,000			$992,000