Form 10-Q
period 2006-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2006-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Yes   ☐     No   ☒

Common shares of stock outstanding as of May 1, 2006:

7,427,634 shares

Photonic Products Group, Inc. and Subsidiaries

INDEX

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets as of March 31, 2006, (unaudited) and December 31, 2005

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information
Signatures

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,354,655	$1,156,563
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2006 and 2005)	2,166,789	2,265,933
Inventories	2,484,931	2,423,879
Other current assets	284,891	153,723
Total Current Assets	6,291,267	6,000,099
Plant and equipment,
Plant and equipment at cost	13,272,551	12,472,480
Less: Accumulated depreciation and amortization	(8,385,604)	(8,143,592)
Total plant and equipment	4,886,947	4,328,888
Precious Metals	130,732	130,732
Intangible Assets	2,837,277	2,856,918
Other Assets	175,334	164,384
Total Assets	$14,321,557	$13,481,021

Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable -Other	$409,948	$260,698
Accounts payable and accrued liabilities	2,305,697	2,426,692
Customer advances	653,542	653,260
Current obligations under capital leases	244,382	248,550
Total current liabilities	3,613,569	3,589,200

Secured and Convertible Notes Payable	5,200,000	5,200,000
Other Long Term Notes	1,009,826	518,789
Capital Lease Obligations	187,397	244,625
Total liabilities	10,010,792	9,552,614

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,432,234 shares issued at March 31, 2006 and 7,287,398 issued December 31, 2005	74,310	72,862
Capital in excess of par value	11,323,500	11,144,243
Accumulated deficit	(9,672,095)	(9,873,748)
	4,325,715	3,943,357
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	4,310,765	3,928,407
Total Liabilities & Shareholders’ Equity	$14,321,557	$13,481,021

See Notes to Consolidated Financial Statements

3

Photonic Products Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Total Revenue	$3,662,776	3,233,846

Cost and Expenses:
Cost of goods sold	2,475,159	2,636,249
Selling, general & administrative expenses	872,589	852,581
Total Cost and Expenses	3,347,747	3,488,830

Operating Income (loss) from operations	315,029	(254,984)

Other income (expense):
Interest expense	(112,828)	(119,877)
Other	(548)	12

Net profit (loss) applicable to
common shareholders	$201,653	$(374,849)

Net profit (loss) per common share - basic	$0.03	$(0.05)
Net profit (loss) per common share - diluted	$0.02	$(0.05)

Weighted average shares outstanding-basic	7,311,537	7,182,194
Weighted average shares outstanding-diluted	12,539,640	7,182,194

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net profit (loss)	$201,653	$(374,849)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	261,653	241,271
401K common stock contribution	150,501	—
FASB 123 “(R) stock based compensation	30,204	—
Changes in assets and liabilities:
Accounts receivable	99,144	(568,025)
Inventories	(61,052)	224,883
Other current assets	(131,168)	(48,563)
Other assets	(10,950)	(37,681)
Accounts payable and accrued liabilities	(120,995)	(236,336)
Customer advances	282	(185,565)

Total adjustments	217,619	(610,016)
Net cash provided by (used in) operating activities	419,272	(984,865)

Capital expenditures	(800,071)	(59,480)
Net cash used in investing activities	(800,071)	(59,480)

Cash flows from financing activities:
Proceeds from promissory note	700,000
Principal payments of notes payable	(59,713)	(31,124)
Principal payments of capital lease obligations	(61,396)	(78,436)

Net cash provided by (used in) financing activities	578,891	(109,560)

Net increase (decrease) in cash and cash equivalents	198,092	(1,153,905)

Cash and cash equivalents at beginning of period	1,156,563	1,393,507

Cash and cash equivalents at end of period	$1,354,655	$239,602

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended and notes thereto included in the Company’s 2005 report on Form 10-K, filed with the Securities and Exchange Commission.

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income per share also includes the weighted average of common share equivalents including options, warrants, convertible debt and convertible preferred stock. For the three month period ended March 31, 2005, the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is antidilutive.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share
Net Income	$201,653	7,311,537	$0.03	$(374,849)	7,182,194	$(0.05)
Effect of dilution:
Convertible debt	52,500	3,500,000
Convertible preferred stock		500,000
Warrants		474,306
Options		753,797
Diluted earnings per share:
Net income	$254,153	12,539,640	$0.02	$(374,849)	7,182,194	$(0.05)

4

Inventories

Inventories are comprised of the following:

	March 31,
	2006	2005
Raw materials	$658,000	$392,000
Work in process, including manufactured parts and components	1,314,000	1,290,000
Finished goods	501,000	450,000
	$2,473,000	$2,132,000

STOCK BASED COMPENSATION

The Company’s 2000 Equity Compensation Program, which is shareholder approved, permits the grant of share options to its employees for up to 400,000 shares of common stock as stock compensation per calendar year. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three period and expire 10 years from the grant date.

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended March

5

31, 2006 include share-based compensation expense totaling $30,204. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($4,398), and selling, general and administrative expenses ($25,806), as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.  Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005 totaled $-0-.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

6

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $1.43 and $1.02, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the contractual term of the option.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Expected term (in years)	10	10
Expected volatility	119.41%	168.96%
Expected dividend yield	0%	0%
Risk-free interest rate	5.2%	5.2%

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

For the three months ended
March 31, 2005
Net profit/loss attributable to common stockholders, as reported	$(374,849)
Add: Stock-based compensation included in reported net loss	0
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(95,535)
Pro forma profit/net loss attributable to common stockholders	$(471.384)
Net profit/loss per share:
Basic and diluted profit/loss per share—as reported	$(.05)
Basic and diluted profit/loss per share—pro forma	$(.07)

The Company granted 67,200 options under the Plan during the three months ended March 31, 2006 at an exercise price of $1.50 per share.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,190,300	$1.18
Granted	67,200	$1.50
Exercised
Forfeited/expired	(22,200)	$2.02
Outstanding at March 31, 2006	2,235,300	$1.20	5.27	$0.45

Exercisable at March 31, 2006	1,898,785	$1.24	4.95	$0.41

No options were exercised the first quarter of 2006 and 2005.

The following table represents our non-vested stock options granted, vested, and forfeited during the first quarter of 2006.

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested January 1, 2006	493,691	$0.69
Granted	67,200	$1.50
Vested	(224.376)	$0.69
Forfeited	-0-
Nonvested March 31, 2006	336,515	$0.85

As of March 31, 2006, there was $290,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $152,000 and $134,000, respectively.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclosure: Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Actual results may vary from these forward-looking statements for many reasons, including, but not limited, to the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, an inability to raise capital and inability to add new customers and/or maintain customer relationships among other factors. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in March 2006. Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements presented elsewhere herein. The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Revenues

Photonic Products Group, Inc.’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion and optical Q-switches, that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching). Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics. Laser accessories are brought to market by INRAD.

Total sales for the three months ended March 31, 2006 were $3,663,000 as compared with total sales of $3,234,000 for the same three months in 2005; an increase of 13.3%. Sales of custom optical components in this quarter increased from the same period in the prior year. Sales of these products were especially strong to customers within the aerospace/defense, and process control and metrology industry sectors. Sales to two aerospace customers represented 13.0% and 13.6% of total revenues in this quarter. During fiscal year 2005 sales to one aerospace customer amounted to 11.0% of total sales.

Sales of INRAD laser accessories declined on a quarterly comparison to last year. The decline was due to the cessation of sales of auto-correllators (instruments that measure laser pulse shapes) and decreasing sales of wavelength conversion accessories, a mature line of products.

Product bookings for the quarter ended March 31, 2006 were $2,271,000 as compared with $3,117,000 for the same period last year, a decrease of 27%. In this year’s first quarter, order intake for optical components was especially strong for Laser Optics, while order intake at INRAD and MRC for optical components was moderate. Major OEM customer orders do not usually follow a strict seasonal trend, and major production releases from aerospace/defense industry customers usually occur once or twice per year at irregular intervals. Orders from three INRAD and MRC Optics OEM customers accounted in the aggregate for 56% of total new orders. One order was from a major defense industry OEM customer, on a new program, which represented 30% of total bookings for the quarter. Another order, representing 17% of new orders was from another defense industry OEM who issued a follow-on production release for proprietary INRAD filter crystal components used in their anti-aircraft missile warning systems, while the third was from an industrial factory automation sector customer. In last year’s first quarter, OEM order intake was especially strong for optical components from INRAD but not as strong for Laser Optics, with one OEM order accounting for 26% of total bookings. Orders from four INRAD, Laser Optics, and MRC Optics OEM customers accounted in the aggregate for 51% of total new orders in the first quarter of 2005. One order was from a major defense industry OEM, who placed a follow-on production order for proprietary filter crystal components. Another order was from a different defense electro-optical systems OEM for custom optical components. The third and fourth were aggregated orders for laser accessories from a major Laser systems manufacturer and from an industrial factory automation sector customer.

Product backlog at March 31, 2006 was $6,484,000 which compares with a backlog of $6,454,000 at the same point in 2005 and a backlog of $7,876,000 on December 31, 2005.

Cost of Goods Sold

For the three-month period ended March 31, 2006, the cost of goods sold as a percentage of product revenues was 67.6% as compared with 81.5% for the same period last year. For the full year 2005, the actual cost of goods sold percentage was 72.2%.

Gross margin was 32.4% in the first quarter, compared with 18.5% in the first quarter of last. Gross Margin in 2005 was 27.8% for the full year and 31.0% for the second half. In dollar terms, first quarter cost of goods sold was $2,475,000 compared with $2,636,000 in the same period in 2005, down 6% on revenue increase of 13%.

Gross profit margins increased significantly due to continued improved performance of the Company’s MRC Optics subsidiary and increased margins from the Laser Optics business unit. Gross margin increases have continued their upward trend that began in the second quarter of 2005 and have reached the level of gross profit margin targeted for fiscal year 2006. Increased sales volume and improved operational efficiencies have resulted in higher overall earnings and positive cash flow for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $873,000, or 23.8% of sales, in the first quarter of 2006 compared to $853,000, or 26.4% in the same period in the prior year. The net increase in dollar expenses was primarily attributable to the inclusion of stock-based compensation expense amounting to $26,000, per SFAS 123(R), in the current quarter. Stock-based compensation in the first quarter of fiscal year 2005 was reported only on a pro forma basis and did not affect S&G&A expenses.

Operating Income (Loss)

The company realized an operating profit for the period ending March 31, 2006 of $315,000 equal to  8.6% of sales, as compared with an operating loss of $(255,000) or (7.9)% of sales for the same period last year. The increase in operating profit was the result of improved margins resulting from increased sales volumes and improved operational efficiencies. The operating loss for the quarter ended March 31, 2005 was negatively affected by the extra-ordinary cost of goods sold issues and related shipment slippage experienced at our new subsidiary, MRC Optics, during that quarter.

Management at all operations are focused on top line growth, improvement of operating margins, and business development activities.

Other Income and Expenses

Interest expense in the first quarter was $113,000, as compared with $120,000 in the first quarter of last year.

Interest expense decreased over prior periods due to the decrease in capital lease obligations for the comparative periods. Interest expense is anticipated to decrease during subsequent quarters as additional capital leases and certain notes are retired.

Net Income (Loss)

The company had a net profit for the period ending March 31, 2006 of $202,000, or $.03 per share, basic and $.02 per share diluted, as compared with a net loss of ($375,000), or ($0.05) per share for the same period last year.

Liquidity and Capital Resources

In December of 2005, a major shareholder and debt holder agreed to provide the Company with $700,000 in debt financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand. The Note was executed and the funds received in February 2006. The terms of the Note call for the amount to be repaid in equal monthly installments, including interest and principal, commencing March 2006, until maturity in March 2013. The Note bears an annual interest rate of 6.75%.

Net cash flow from operating activities was positive at $419,000 in this year’s first quarter, which compares with a negative net cash flow from operations of $ (985,000) in the same period last year. Net cash flow was positive at $198,000 in the quarter just ended which compares with a negative net cash flow of $(1,154,000) in the first quarter of 2005. The positive cash flow resulted from increased profits and limited additional working capital requirements as compared to the same period in 2005. The negative cash flow from operations in the first quarter of 2005 resulted, in large measure, from working capital requirements that included increases in Accounts Receivable and decreases in Accounts Payable and Customer Advances, and process re-engineering activities, especially at the Company’s new MRC

Optics subsidiary. Changes in payables and receivables during the first quarter of 2005 combined to result in an unusually large net cash outflow in the  period.

During the three month period ended March 31, 2006, working capital requirements were funded from cash generated by operations. During the three month period ended March 31, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004 and from capital raised from equity and debt placements during the prior fiscal year.

Management expects that cash flow from operations and use of its existing cash reserves will provide adequate liquidity for the Company’s operations in 2006.

Capital expenditures, including purchases and a portion of applicable internal labor and overhead charges, for the three months ended March 31, 2006 and 2005 were $800,000 and $59,000, respectively. Capital expenditures for all of 2005 were $454,000. The fiscal year 2006 quarterly amount for capital expenditures represents expenditures for equipment required in the performance of certain specific contracts and additionally gives the Company increased capability and a stronger competitive position in the manufacture of spherical and aspherical lenses. The FY 2005 quarterly amount represents expenditures for replacement of capital equipment at the end of its useful life.

Management will continue to attempt to raise investment capital and to make investments in capital acquisitions from time to time, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at March 31, 2006. All Company borrowing are at fixed rates and would not be impacted by movement in interest rates.

Item 4.                          Controls and Procedures

a. Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly report on Form 10-Q, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and form in the following respect: we discovered that our internal controls for monitoring the use and reporting of charges on the Company’s debit card was not adequate. We are taking steps to remedy that inadequacy, including limiting use of that card. The Company does not believe that this internal control issue had any material impact on the Company’s financial statements.

b. Changes in Internal Controls Over Financial reporting.

Except as stated above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

   Item 1. Legal Proceedings

None.

   Item 1A. Risk Factors

The Company’s revenues are concentrated in its largest customer accounts. For the year ended December 31, 2005, eight customer accounts represented in the aggregate 56% of total revenues, and four customers represented 34% of revenues. Two customers each represented 13% and 14% of sales, respectively. As a supplier of custom manufactured components for its OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year. In the short term, the loss of any of these large customer accounts could have a material adverse effect on our results of operations.

There were no material changes in the risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2006

   Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

None.

   Item 4. Submission of Matters to a Vote of Security Holders

None.

   Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

	By:	/s/ DANIEL LEHRFELD
Daniel Lehrfeld
President and Chief Executive Officer

	By:	/s/ WILLIAM S. MIRAGLIA
William S. Miraglia
Chief Financial Officer

Date: May 9, 2006