Form 10-Q
period 2006-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2006-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes☐ No☒

Common shares of stock outstanding as of August 1, 2006:
7,767,474 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,710,436	$1,156,563
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2006 and 2005)	1,873,963	2,265,934
Inventories	2,458,159	2,423,879
Other current assets	296,279	153,723
Total Current Assets	6,338,837	6,000,099
Plant and equipment,
Plant and equipment at cost	13,376,270	12,472,480
Less: Accumulated depreciation and amortization	(8,643,973)	(8,143,592)
Total plant and equipment	4,732,297	4,328,888
Precious Metals	130,732	130,732
Intangible Assets	2,817,636	2,856,918
Other Assets	167,065	164,384
Total Assets	$14,186,567	$13,481,021
Liabilities and Shareholders’ Equity
Current Liabilities:
Note payable—Other	$363,610	$260,697
Accounts payable and accrued liabilities	2,225,562	2,426,692
Customer advances	590,133	652,264
Current obligations under capital leases	240,118	248,550
Total current liabilities	3,419,423	3,588,203
Secured and Convertible Notes Payable	5,200,000	5,200,000
Other Long Term Notes	986,619	518,786
Capital Lease Obligations	129,665	244,625
Total liabilities	9,735,707	9,551,614
Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000
10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding respectively	2,100,000	2,100,000
Common stock: $.01 par value; 60,000,000 authorized 7,686,034 shares issued at June 30, 2006 and 7,287,398 issued December 31, 2005	76,860	72,862
Capital in excess of par value	11,688,705	11,145,243
Accumulated deficit	(9,899,755)	(9,873,748)
	4,465,810	3,944,357
Less—Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	4,450,860	3,929,407
Total Liabilities & Shareholders’ Equity	$14,186,567	$13,481,021

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenue	$3,531,420	3,107,079	$7,194,196	6,344,354
Cost and Expenses:
Cost of goods sold	2,409,658	2,361,703	4,885,363	4,969,122
Selling, general & administrative expenses	992,666	897,652	1,856,072	1,769,350
Internal R & D expenses	—	19,432	—	20,280
Total Cost and Expenses	3,402,324	3,278,787	6,741,435	6,758,752
Operating Income (loss) from operations	129,096	(171,708)	452,761	(414,398)
Other income (expense):
Interest expense	(108,759)	(114,540)	(230,770)	(242,689)
Other	(13,498)	—	(13,498)	(1,853)
Net income (loss)	6,839	(286,248)	208,493	(658,940)
Preferred stock dividends	(234,500)	(134,000)	(234,500)	(134,000)
Net loss applicable to common shareholders	$(227,661)	$(420,248)	$(26,007)	$(792,940)
Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.00)	$(0.11)
Weighted average shares outstanding - basic and diluted	7,571,634	7,247,694	7,396,196	7,203,837

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net profit (loss)	$208,493	$(658,940)
Adjustments to reconcile net profit (loss) to cash provided by (used in)operating activities:
Depreciation and amortization	539,663	472,153
401K common stock contribution	150,501	51,482
Stock based compensation	42,647	—
Changes in assets and liabilities:
Accounts receivable	391,970	(494,648)
Inventories	(34,280)	170,027
Other current assets	(142,556)	(66,872)
Other assets	(2,680)	(20,694)
Accounts payable and accrued liabilities	(106,318)	(145,988)
Customer advances	(62,131)	(127,955)
Total adjustments	776,816	(162,495)
Net cash provided by (used in) operating activities	985,309	(821,435)
Cash flows from investing activities:
Capital expenditures	(903,790)	(130,747)
Net cash used in investing activities	(903,790)	(130,747)
Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	—
Proceeds from promissory note	700,000	—
Principal payments of notes payable	(129,254)	(63,243)
Principal payments of capital lease obligations	(123,392)	(159,564)
Net cash provided by (used in) financing activities	472,354	(222,807)
Net increase (decrease) in cash and cash equivalents	553,873	(1,174,989)
Cash and cash equivalents at beginning of period	1,156,563	1,393,507
Cash and cash equivalents at end of period	$1,710,436	$218,518

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

Inventories are comprised of the following:

	June 30, 2006	December 31, 2005
Raw materials	$776,000	$616,000
Work in process, including manufactured parts and components	1,210,000	1,350,000
Finished goods	472,000	458,000
	$2,458,000	2,424,000

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options, warrants, convertible debt and convertible preferred stock.  For the three month and six month periods ended June 30, 2006 and June 30, 2005, the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends have been excluded from the diluted computation because their effect is anti-dilutive.

Stock Based Compensation

The Company’s 2000 Equity Compensation Program, which is shareholder approved, permits the grant of share options to its employees for up to 400,000 shares of common stock as stock compensation per calendar year.  All stock options under the Plan are granted at the fair market value of the common stock at the grant date.  Employee stock options vest ratably over a three year period and expire 10 years from the grant date.

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

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended June 30, 2006 include share-based compensation expense totaling $12,443.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($3,508), and selling, general and administrative expenses ($8,935), as appropriate.  For six months, share-based compensation expense was $42,647 including $7,906 within cost of goods sold and $34,741 within selling, general and administrative expense, as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.  Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months and six months ended June 30, 2005 totaled $-0-.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $1.46 and $1.02, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The expected term is based upon the contractual term of the option.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Expected term (in years)	10	10
Expected volatility	121.11%	168.96%
Expected dividend yield	0%	0%
Risk-free interest rate	5.2%	5.2%

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption.  The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	For the three months ended	For the six months ended
	June 30, 2005	June 30, 2005
Net loss attributable to common stockholders, as reported	$(420,248)	$(792,940)
Add: Stock-based compensation included in reported net loss	0	0
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(47,441)	(94,822)
Pro forma net loss attributable to common stockholders	$(467,689)	$(887,762)
Net loss per share:
Basic and diluted loss per share - as reported	$(.06)	$(.11)
Basic and diluted loss per share - pro forma	$(.06)	$(.12)

The Company granted 10,000 options under the Plan during the three months ended June 30, 2006 at an exercise price of $1.75 per share.  There were no options issued in the three months ended June 30, 2005

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2006.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,194,800	$1.18
Granted	77,200	$1.53
Exercised	(25,000)	$1.00
Forfeited/expired	(182,500)	$1.20
Outstanding at June 30, 2006	2,064,500	$1.19	5.15	$0.20
Exercisable at June 30, 2006	1,876,450	$1.22	4.87	$0.17

The following table represents our non-vested stock options granted, vested, and forfeited during the six months ended June 30 2006.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested January 1, 2006	263,613	$0.69
Granted	77,200	$1.46
Vested	(133,263)	$0.50
Forfeited	(19,500)	$0.82
Nonvested June 30, 2006	188,050	$0.89

As of June 30, 2006, there was $167,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.  The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $66,631 and $134,000, respectively.

NOTE 2-Internal Controls Over Financial Reporting

In the Company’s Form 10-Q filed on May 15, 2006, the Company reported that its internal controls for monitoring the use and reporting of charges on the Company’s debit card were not adequate, and that it was taking steps to remedy that inadequacy, including limiting use of that card.  The Company stated that it did not believe that this internal control issue had any material impact on the Company’s financial statements based upon what had been uncovered.

Subsequently, on June 26, 2006, the Company filed Form 8-K which provided additional information and an update on the situation, including some of the items discussed below.

On May 16, 2006, William Miraglia stepped down as the Company’s chief financial officer, preceding the appointment of William Foote as new chief financial officer, but remained employed as controller of the Company in a non-officer capacity.  From that time, Mr. Miraglia no longer had access to the use of the Company’s debit card, which had been under his direct control.  Meanwhile, the Audit Committee of the Company’s Board of Directors followed the discovery with respect to internal control inadequacies by conducting an internal investigation via an independent forensic accounting specialist.  As a result, the Company discovered more widespread use by William Miraglia of its debit card for unauthorized and personal charges, many instances of unauthorized payments by check for non-business personal expenses, and other unauthorized transactions.  Mr. Miraglia was suspended with pay and barred from access to the Company’s facilities and records while the investigation proceeded.

The investigation by the Audit Committee is nearing completion.  At present it appears that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, Mr. Miraglia had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  Focusing on the most recent periods, unauthorized debit card charges were approximately $149,000 in 2005 and $31,000 in the first half of 2006.

In addition, the investigation by the audit committee revealed inadequate internal controls with respect to the Company’s handling of disbursements by check.  It discovered that Mr. Miraglia made payments totaling $94,500, by check, to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), and other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

The Company has reviewed its findings with its independent auditors and is working with them on these issues.

Mr. Miraglia signed an agreement to make restitution to the Company.  In light of a number of factors, the Company does not believe that any significant recovery from Mr. Miraglia is likely in the foreseeable future.  The Company has filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.

In light of the foregoing discoveries, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, including (a) recall and cancellation of the corporate debit card and (b) implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more.  This policy has been extended to all wire transfers initiated by the Company from its bank.  In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was conducted to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employee’s responsibility to report unusual or suspicious financial transactions to an independent officer or member of the Audit Committee.  Other initiatives to further strengthen internal controls are currently being assessed and implemented as the investigation continues.

Based on its investigation to date, the Company does not believe that any of the payments described above will result in a restatement to the Company’s previously reported net income or earnings per share in any of the affected periods.  Also, it has not discovered any evidence to date implicating any other employees in unauthorized and personal transactions.  The Company plans to amend its Form 10-K for 2005 to include information about the events described above, once its internal investigation has been completed and the results have been reviewed by its independent auditors.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

Disclosure: Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “target”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Actual results may vary from these forward-looking statements for many reasons, including the following factors: adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers, actions by competitors, inability to add new customers and/or maintain customer relationships, and inability to retain key employees.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission in April 2005.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Results Of Operations

PPGI’s business units’ products continue at present to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion, and optical Q-switches that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching.  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended June 30, 2006 were $3,531,000 as compared with total sales of $3,107,000 for the same three months in 2005; up 13.6%.  Total sales for the six months ended June 30, 2006 were $7,194,000 as compared with $6,344,000 for the same period last year; up 13.4%.

Sales of custom optical components from INRAD, Laser Optics, and MRC branded product lines in the second quarter were up from the same period in the prior year.  Sales of these products were especially strong to customers within the aerospace, defense, and process control and metrology industry sectors.  Sales to one defense industry customer represented 20% of total revenues in this quarter and 16% of total revenues for the first six months.  Sales to another defense sector customer represented 12.8% of total revenues for this quarter and 13.2% of total revenues for the first six months.  In 2005, sales to one aerospace customer represented 16% of total revenues in the second quarter and 15% for the first half of that year.

However sales of INRAD laser accessories declined 13% on a quarterly comparison to last year and were down 47% on a year to date comparison with last year through the second half.  The decline was due to cessation of sales of laser pulse measurement instruments (auto-correlators) into the US market in January of this year with the end of a product distribution agreement as previously reported, and to decreasing sales of wavelength conversion accessories and q-switches, a mature line of products.

Product bookings for the quarter ended June 30, 2006 were $3,149,000 as compared with $2,620,000 for the same period last year, up 20.2%.  Product bookings for the first half were $5,420,000, as compared with $5,668,000 in the first half of 2005, down 4.4%.

In this year’s second quarter, order intake for optical components was stronger than in the first quarter for INRAD and Laser Optics, while order intake at MRC Optics was lower than in the first quarter.  Three large defense industry contract opportunities for MRC Optics, including two new awards and one follow-on award, were anticipated for award in the second quarter.  These have slipped and are now not expected to be in-hand until late in the third or fourth quarter of this year.  A follow-on order from one INRAD defense industry customer, for proprietary INRAD filter crystal components used in their anti-aircraft missile protection system, accounted for 21.8% of total bookings in the second quarter.  An order from one Laser Optics process control and metrology industry customer accounted for 18.3% of total new orders in this quarter.  Orders from three OEM customers, including the preceding two and another Laser Optics defense industry customer, accounted in the aggregate for 49.5% of total new orders in this year’s second quarter.

One major Laser Optics OEM customer advised the Company that its follow-on production awards over the coming year will be significantly smaller than in the past year.  One INRAD defense industry customer advised the Company that its follow-on OEM order will not call for higher production rates and will thus be significantly smaller than projected when awarded later in the second half.

Product backlog on June 30, 2006 was $6,104,000, up 5.3% from a backlog of $5,797,000 at the same point in 2005, but down approximately 5.9% from a backlog of $6,484,000 on March 31, 2006.  Product backlog was $7,876,000 on December 31, 2005.

The decline in backlog over the first half, in addition to delays in the award of new and follow-on production contracts, will have a negative impact on Company revenues in the second half of 2006.

Cost of Goods Sold

For the three-month period ended June 30, 2006, the cost of goods sold as a percentage of product revenues improved to 68.2% as compared with 76.0% for the same period last year.  For the six month period ended June 30, 2006 the cost of goods sold was 67.9% compared to 78.3% in the comparable period.  In dollar terms, second quarter cost of goods sold was $2,410,000 compared with $2,362,000 in the same period in 2005, up 2.0% on a year-over-year revenue increase of 13.6%.  For the first six months, cost of goods sold was $4,885,000 compared with $4,969,000 for the same period in 2005, down 1.7% on revenue increase of 13.4% for the comparable period.  For the full year 2005, the actual cost of goods sold percentage was 72.2%.

Gross margin was 31.8% in the second quarter, compared with 24.0% in the second quarter of last year, and 32.4% in the first quarter of this year.  For the first half, the gross margin was 32.1% in 2006 up significantly from 21.7% in 2005, influenced by interrelated factors of higher sales and improved production efficiencies.

Second quarter sales were 3.7%, or $131,000 lower than first quarter sales, while second quarter cost of goods sold was only down $65,000.  Although this resulted in a gross profit margin decrease of 0.6% compared to the first quarter, overall gross margin continued the positive strengthening trend that began in the second quarter of 2005.  In the first half, the Company achieved the level of gross profit margin targeted for this period in 2006.

As discussed above, decreased sales volumes in the second half are anticipated which will put pressure on gross margins over the balance of the year.  Management expects to implement cost reductions in the third quarter, through decreases in labor and other variable manufacturing cost elements, to compensate where practical.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $993,000, or 28.1% of sales, in the second quarter of 2006 and $898,000, or 28.9% of sales in the second quarter of 2005 on period over period revenue increase of 13.6%.  S,G&A expenses for the first half of 2006 were $1,856,000, or 25.8% of sales, which compared with $1,769,000 or 27.9% in the first half of 2005 on a revenue increase of 13.4%.  S,G&A expenses in the first quarter of 2006 were $863,000, or 23.8% of sales.

The increase in S,G&A expenses in the second quarter over the prior year’s comparable period and first quarter levels was attributable to a number of factors.  Several non-recurring expenses were incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO, as we reported in our Form 8-K filed on June 26, 2006.  These included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors.  Increased expenses also resulted from recruitment costs incurred in connection with the Company’s successful search for its new CFO, and higher legal and accounting expenses related to day-to-day corporate matters.

Internal Research and Development Expenses

There were no research and development expenses for the quarter ended June 30, 2006 or for the full first half of 2006.  This compares with $20,000 for the first half of 2005.  Technical resources continued to be assigned to support of manufacturing and production process improvements, and investment into research and development remains at a historically low level.

Operating Profit (Loss)

The Company realized a profit from operations of $129,000, or 3.7% of revenue in the quarter just ended and $453,000, or 6.3% of revenue for the first six months of 2006.  This compares with an operating loss of $(172,000) or (5.5)% for the second quarter of 2005 and a loss of $(414,000) or (6.5)% for the first half of 2005.  The year over year improvement in operating profit was the result of higher sales, significantly higher gross margins, and higher operational efficiencies, all inter-related factors.

Second quarter operating profit margin dropped from that in the first quarter as a result of $131,000 in lower sales compared with $65,000 of lower cost of goods sold, and the non-recurring S,G&A expenses discussed above.

Anticipating that second half total sales will be lower than sales in the first half, managements’ focus at all operations is on reductions in labor and other variable expenses to the extent practical, and on business development.

Other Income and Expenses

Net interest expense was $109,000 in the second quarter and $231,000 for the first six months of 2006.  This compares with higher net interest expenses of $115,000 and $243,000 for the same periods in 2005 reflecting the positive impact of interest income realized on this years higher cash balances.

Net Profit (Loss)

The Company had a net profit of $7,000 for the second quarter of 2006, up from a loss of $(286,000) for the second quarter of last year.  For the six months ended June 30, 2006 net profit was $208,000 comparing favorably with a net loss of $(659,000) in the same period last year.

Net Profit (Loss) Applicable to Common Shareholders and Earnings Per Common Share

The Company distributes a stock dividend equivalent to 134,000 common shares in the second quarter of each year, to the holders of its Series A and B preferred stock.  The expense of this dividend is set by the market price of the common shares on the date of its distribution, and is added to the net income or loss to determine the net income applicable to the common shareholders.  Preferred stock dividends in 2006 were valued at $234,500,based on our April 30, 2006 stock price of $1.75.  This compares to dividends of $134,000 or $1.00 per share in the second quarter of 2005.

Net loss applicable to common shareholders for the three months ended June 30, 2006 was $(228,000) or $(0.03) a share and $(26,000) or $(0.00) per share for the first six months, an improvement from comparable period losses of $(420,000) or $(0.06) per share and $(793,000) or $(0.11) per share for 2005, respectively.

Liquidity and Capital Resources

Net cash flow from operating activities was $985,000 for the first half of 2006, up from a negative net cash flow from operations of $(821,000) in the first half of 2005.

Last year’s negative operating cash flow for the first half resulted in large measure from working capital requirements that included increases in accounts receivable, decreases in accounts payable and customer advances.  These factors along with lower sales, process re-engineering activities and inefficiencies at the Company’s new MRC Optics subsidiary.  Changes in payables and receivables during that period combined to result in an unusually large working capital requirement for the first six months of 2005.  This year’s positive cash flow from operations resulted from increased profitability due to higher sales and improved margins, as well as a reduction in accounts receivable balances compared to the first six months of 2005 when the Company experienced an overall increase in accounts receivable balances of $495,000.

During the six month period ended June 30, 2006, working capital requirements were funded from cash generated by operations.  During the six month period ended June 30, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004 and from capital raised from equity and debt placements during 2004.

Capital expenditures for fixed assets, including purchases and a portion of applicable internal labor and overhead charges, were $(904,000) in the first half of 2006 vs. $(131,000) in the first half of 2005.  Capital expenditures for all of 2005 were $(454,000).

This years’ capital expenditures principally represents equipment purchases required in the performance of certain specific contracts and additionally gives the Company increased capability and a stronger competitive position in the manufacture of certain types of spherical and aspherical lenses.  The fiscal year 2005 amount represents mainly expenditures for replacement of capital equipment at the end of its useful life.

The majority of cash used to finance this year’s capital expenditures was obtained through the issuance of a seven year note  in the first quarter of this year, from a major shareholder and debt holder who agreed to provide the Company with $700,000 in debt financing to fund the acquisition of certain capital assets required for expanded capabilities.  The note was executed and the funds received in February 2006.  Its terms call for its repayment in equal monthly installments of interest and principal, commencing in March, 2006.  The note bears an annual interest rate of 6.75%.

During the second quarter 25,000 stock options were exercised at a price of $1.00 each and converted to 25,000 shares of common stock.

For the first six months of 2006 cash and cash equivalents increased by $554,000 to $1,710,000.  By comparison, in the first half of 2005, the Company had a decrease in cash and cash equivalents of $1,175,000 and an ending balance of $219,000.

Management expects that cash flow from operations and use of its existing cash reserves will provide adequate liquidity for the Company’s operations in 2006.

Management may from time to time continue to attempt to raise investment capital and to identify and to make investments in capital acquisitions, both in equipment and acquisition of complementary businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.  However, there can be no assurance that the Company will continue to pursue such acquisitions or the raising of acquisition capital as it examines all of its strategic options.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at June 30, 2006.  Interest on notes and leases are at fixed rates for the term of the debt.

ITEM 4.                    CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly report on Form 10-Q, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, for the reasons indicated below.

b. Changes in Internal Controls Over Financial reporting.

In the Company’s Form 10-Q filed on May 15, 2006, the Company reported that its internal controls for monitoring the use and reporting of charges on the Company’s debit card were not adequate, and that it was taking steps to remedy that inadequacy, including limiting use of that card.  The Company stated that it did not believe that this internal control issue had any material impact on the Company’s financial statements based upon what had been uncovered.

Subsequently, on June 26, 2006, the Company filed Form 8-K which provided additional information and an update on the situation, including some of the items discussed below.

On May 16, 2006, William Miraglia stepped down as the Company’s chief financial officer, preceding the appointment of William Foote as new chief financial officer, but remained employed as controller of the Company in a non-officer capacity.  From that time, Mr. Miraglia no longer had access to the use of the Company’s debit card, which had been under his direct control.  Meanwhile, the Audit Committee of the Company’s Board of Directors followed the discovery with respect to internal control inadequacies by conducting an internal investigation via an independent forensic accounting specialist.  As a result, the Company discovered more widespread use by William Miraglia of its debit card for unauthorized and personal charges, many instances of unauthorized payments by check for non-business personal expenses, and other unauthorized transactions.  Mr. Miraglia was suspended with pay and barred from access to the Company’s facilities and records while the investigation proceeded.

The investigation by the Audit Committee is nearing completion.  At present it appears that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, Mr. Miraglia had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  Focusing on the most recent periods, unauthorized debit card charges were approximately $149,000 in 2005 and $31,000 in the first half of 2006.

In addition, the investigation by the audit committee revealed inadequate internal controls with respect to the Company’s handling of disbursements by check.  It discovered that Mr. Miraglia made payments totaling $94,500, by check, to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), and other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

The Company has reviewed its findings with its independent auditors and is working with them on these issues.

Mr. Miraglia signed an agreement to make restitution to the Company.  In light of a number of factors, the Company does not believe that any significant recovery from Mr. Miraglia is likely in the foreseeable future.  The Company has filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.

In light of the foregoing discoveries, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, including (a) recall and cancellation of the corporate debit card and (b) implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more.  This policy has been extended to all wire transfers initiated by the Company from its bank.  In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was conducted to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employee’s responsibility to report unusual or suspicious financial transactions to an independent officer or member of the Audit Committee.  Other initiatives to further strengthen internal controls are currently being assessed and implemented as the investigation continues.

Based on its investigation to date, the Company does not believe that any of the payments described above will result in a restatement to the Company’s previously reported net income or earnings per share in any of the affected periods.  Also, it has not discovered any evidence to date implicating any other employees in unauthorized and personal transactions.  The Company plans to amend its Form 10-K for 2005 to include information about the events described above, once its internal investigation has been completed and the results have been reviewed by its independent auditors.

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

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.
31.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Registrants Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Registrants Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.
By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer
By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer

Date:    August 14, 2006