Form 10-K/A
period 2005-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2006-09-29
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Photonic Products Group, Inc.

Note: Page F-1 follows Page 48.

** Section amended from Original Filing

*** See Note 2 on Page F-11

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2006 (“Original Filing”), reflects the disclosure of events unknown to the Company at the time of the original filing.  In the Company’s Form 10-Q filed on May 15, 2006 the Company reported that its internal controls for monitoring the use and reporting of charges on the Company’s debit card were not adequate and it was taking steps to remedy that inadequacy, including limiting the use of the debit card.  The Company stated that it did not believe that this internal control issue had any material impact on the Company’s financial statements based upon what had been uncovered.

The Audit Committee of the Company’s Board of Directors followed the discovery with respect to internal control inadequacies by conducting an internal investigation through an independent forensic accounting specialist.  On May 16, 2006, William Miraglia stepped down as the Company’s chief financial officer, following the appointment of William Foote as new chief financial officer, but remained employed in a non-officer capacity.  From that time, Mr. Miraglia was restricted from using the Company debit card which had previously been under his direct control.  In the course of its investigations, the Audit Committee discovered that Mr. Miraglia’s use of the  Company’s debit card for unauthorized and personal charges was more widespread than initially discovered.  On May 18, 2006, Mr. Miraglia was suspended with pay and barred from access to the Company’s facilities and records while the investigation proceeded.

The investigation revealed that over a period of approximately six years, Mr. Miraglia had used the Company’s debit card for unauthorized and personal transactions, and had, also, initiated and signed for other unapproved personal expenditures by company check.  In total, unauthorized and unapproved expenses of a personal nature, from June 2000 to May 2006,  were approximately $860,000.  As a result of this information, Mr. Miraglia was terminated for cause from employment with the Company on June 14, 2006.

On June 26, 2006, the Company filed Form 8-K to provide an update on these events.  The Company has reviewed the results of the investigation and performed an additional review of the transactions and concluded that all material charges, although unapproved and unauthorized, had been reflected as part of the Company’s expenses in the appropriate periods.  Based on its investigation and findings, the Company has concluded that none of the payments described above, either individually or in total, require a restatement to the Company’s previously reported net income or earnings per share in any of the affected periods.

The Company has filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.  This claim has been settled and the company has recovered $300,000 from our insurance carrier, which is the policy limit.  In addition, Mr. Miraglia has signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  In light of a number of factors, the Company does not believe that any significant further recoveries from Mr. Miraglia are likely in the foreseeable future.  The Company is considering pursuing other remedies.

This Amendment No. 1 on Form 10-K/A is provided to update Part I — Risk Factors, Part II- Item 9A Controls and Procedures, and include additional information and disclosure about the final results of the Audit Committee’s investigation, including the amount of these expenditures in the respective periods, discussed herein in Note 2 of the Notes to the Financial Statements.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K which was originally prepared and relates to the Company as of December 31, 2005. However, this Form 10-K/A only amends and restates the Original Filing for the Items described above, and for other related information.  No attempt has been made to modify or update other disclosures presented in our Original Filing of Form 10-K, including the Financial Statements, except as indicated in the foregoing discussion.  Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 31, 2006 (the Original Filing date of the Form 10-K), and does not reflect any events occurring after the filing of our Form 10-K and does not modify or update those disclosures affected by other subsequent events.  Unless otherwise stated, the information in this Form 10-K/A not affected by such current amendments is unchanged and reflects the disclosures made at the time of the Original Filing.

PART I

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Products Manufactured by the Company

Optical Components

b)                                    Custom Optics and Optical Coating Services

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

c)                                     Crystals and Crystal Components

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

•                  5-304 — temperature-stabilized crystals

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

n)                                    The Company has experienced certain material weaknesses in our internal control over financial reporting

Subsequent to the preparation of our consolidated financial statements for the year ended December 31, 2005, certain material weaknesses became evident to our management with the discovery that our former Chief Financial Officer had incurred and paid for unauthorized and personal expenses through the Company.  This discovery showed that internal controls for monitoring the use and reporting of charges on the Company’s debit card and with respect to the Company’s handling of disbursements by check were inadequate. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In light of the foregoing discoveries resulting from the investigation and from management’s review of its internal control procedures, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, including (a) recall and cancellation of the corporate debit card and (b) implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more.  These changes have been implemented.  The Company has extended this policy to all wire transfers initiated from its bank.  In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was conducted to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employee’s responsibility to report unusual or suspicious financial transactions to an independent officer or member of the Audit Committee.

Other initiatives to further strengthen internal controls are currently being assessed and implemented by the Company.  These include but are not limited to: (i) establishing a written ethics policy to cover all employees which supplements the existing policy that covers senior financial executives and members of the Board of Directors, (ii) improving internal procedures for reporting suspected ethics violations, (iii) extending the requirement for written approval of business expenses to all corporate officers’ expense reports and, (iv) identification and documentation of all critical internal controls within an Internal Control Policies and Procedures Manual.

We believe that these corrective steps enable us to conclude that the material weaknesses in internal controls over financial reporting, as identified above, have been remediated.

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

Item 9.                                                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                                               Controls and Procedures

Background to Matters related to Controls and Procedures  Resulting in Filing of 10-K/A

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

On May 16, 2006, William Miraglia stepped down as the Company’s chief financial officer, preceding the appointment of William Foote as new chief financial officer, but remained employed as controller of the Company in a non-officer capacity.  From that time, Mr. Miraglia no longer had access to the use of the Company’s debit card, which had previously been under his direct control.  Meanwhile, the Audit Committee of the Company’s Board of Directors followed the discovery with respect to internal control inadequacies by conducting an internal investigation via an independent forensic accounting specialist.  As a result, the Company discovered more widespread use by William Miraglia of its debit card for unauthorized and personal charges, several instances of unauthorized payments by check for non-business personal expenses, and other unauthorized transactions.  Mr. Miraglia was suspended with pay and barred from access to the Company’s facilities and records while the investigation proceeded.

The internal investigation was completed and a final report was presented by the independent forensic accounting specialist to the audit committee on July 26, 2006. The investigation discovered that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, Mr. Miraglia had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.

In addition, the investigation by the audit committee revealed inadequate internal controls with respect to the Company’s handling of disbursements by check.  It discovered that Mr. Miraglia made payments totaling $94,500, by check, to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), in addition to, other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

The investigation concluded that Mr. Miraglia acted alone and there was no evidence implicating any other employees in these or any other unauthorized and personal transactions.  The results of this investigation have been reviewed with our Company auditors

It was also discovered that Mr. Miraglia had created a control environment that contributed to the failure of Company employees charged with certain financial and accounting duties to exercise appropriate judgment, skepticism and objectivity in detecting and preventing these unauthorized personal transactions by Mr. Miraglia.

The Company has filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.  This claim has been settled and the company has recovered $300,000 from our insurance carrier, which is the policy limit.  In addition, Mr. Miraglia has signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  In light of a number of factors, the Company does not believe that any significant further recoveries from Mr. Miraglia are likely in the foreseeable future.  The Company is considering pursuing other remedies.

Disclosure controls and procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and the current Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15, as of the end of the period covered by this Annual Report on Form 10-K/A.  Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate.

At the time of the filing our Annual Report on Form 10-K (Original Filing for the year ended December 31, 2005, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.  Subsequent to that evaluation, our Chief Executive Officer and current CFO concluded that our disclosure controls were not effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, as of December 31, 2005, because of the internal control inadequacies discussed below.  Based upon the substantial work performed during the period after the date of the Original Filing and through the investigation process , management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects.

Changes in internal controls over financial reporting

In light of the foregoing discoveries resulting from the investigation and from management’s review of its internal control procedures,, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, including (a) recall and cancellation of the corporate debit card and (b) implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more.  These changes have been implemented.  The Company has extended this policy to all wire transfers initiated from its bank.  In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was conducted to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employee’s responsibility to report unusual or suspicious financial transactions to an independent officer or member of the Audit Committee.

Other initiatives to further strengthen internal controls are currently being assessed and implemented by the Company.  These include but are not limited to: (i) establishing a written ethics policy to cover all employees which supplements the existing policy that covers senior financial executives and members of the Board of Directors, (ii) improving internal procedures for reporting suspected ethics violations, (iii)  extending the requirement for the written approval of business expenses to corporate officers’ expense reports and, (iv) identification and documentation of all critical internal controls within an Internal Control Policies and Procedures Manual.

Except as stated above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal year to which this Annual Report on Form 10-K/A relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B                                                  Other Information

None.

PART III

Item 10.                                                 Directors and Executive Officers of the Registrant

Directors of the Registrant

The following table sets forth the name and age of each director of the Company, the period during which each such person has served as a director and the positions and business experience of each such person:

		Positions; Business
Name and Age	Since	Experience
John C. Rich, 68	2000

Chairman of the Board of Directors (September 2004 to Present)
Director (2000 to August 2004)
Vice President/General Manager (1999-2002) Power Electronics Division, C&D
technologies
President (1990-1999), Raytheon/GM Hughes Optical Systems
Vice President (1983-1989), Perkin Elmer Microlithography, Electro-Optics, and
Systems
Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons
Laboratory

Daniel Lehrfeld, 62	1999

Director

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
Director, Business Development, International Business,
Operations, Cryogenic Products
Magnavox Electronic Systems E. Coast Div.,
Deputy Sector Director & Program Director
Philips Laboratories Briarcliff
North American Philips subs. Philips Electronics NV,
Group Leader/Project Leader
Grumman Aerospace Corporation

Luke P. LaValle, Jr.	2006	Director
63		President and CEO, American Capital Management Inc.
		Past senior investment officer, United States Trust Company of NY
		Lt. Colonel, US Army Reserve (Ret.)
Thomas H. Lenagh,	1998	Director — (September 2004 to Present)
80		Chairman of the Board of Directors (May 2000 — August 2004).
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

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company

Daniel Lehrfeld, 62	1999	President and Chief Executive Officer

William S. Miraglia, 56	1999	Vice President, Chief Financial Officer and Secretary

Devaunshi Sampat, 53	1999	Vice President — Marketing Communication

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

William S. Miraglia joined the Company as Secretary and Chief Financial Officer in June 1999.  Previously, he held the position of Vice President of Finance for a division of UNC, Inc., a New York Stock Exchange aviation company.  Prior to his last position, Mr. Miraglia has held management positions in the aerospace industry and in public accounting.  He holds a B.B. A. from Pace University  and an M.B.A. from Long Island University.

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

Should Mr. Lehrfeld be terminated without cause during this contract period, he would be entitled to one year’s salary payable in one lump sum within 30 days of termination.

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

Name and Address of Beneficial Owner	Number of shares		Percent of Common Stock
Clarex, Ltd. & Welland Ltd.	9,971,914	(1)	67.8%
Scotia House
404 East Bay Street
Nassau, Bahamas
The estate of Warren Ruderman	1,172,000		16.1%
45 Duane Lane
Demarest, NJ 07627
Daniel Lehrfeld	896,350	(2)	11.1%
Thomas Lenagh	209,540	(3)	2.8%
The estate of Frank Wiedeman	168,400	(4)	2.3%
John Rich	63,840	(5)	0.9%
Jan Winston	53,440	(6)	0.7%
William Miraglia	129,720	(7)	1.8%
Devaunshi Sampat	171,180	(8)	2.3%
Directors and Executive Officers as a group (7 persons)	1,692,470	(9)	19.5%

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

Item 14.                                                 Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

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
2.1

Stock Purchase Agreement between Photonic Products Group, Inc., MRC Precision Metal Optics and Frank E. Montone (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004)**

3.1

Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

3.2

By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**
4.2

Form of Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.3

Form of Placement Agent Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.4

Promissory Note Dated June 30, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.5

Subordinated Convertible Promissory Note dated April 1, 2004 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.6

Subordinated Convertible Promissory Note dated October 31, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.7

Subordinated Convertible Promissory Note dated December 31, 2002 held by Welland, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.8

Warrant dated March 31, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

4.9

Warrant dated May 19, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**
10.2

Daniel Lehrfeld Employment Contract, dated October 20, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)**

14.1	Code of Ethics**
21.1	List of Subsidiaries**
23.1	Consent of Holtz Rubenstein Reminick LLP Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**             Previously filed with Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated: September 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rich	Chairman of the Board	September 29, 2006
John Rich	of Directors

/s/ Daniel Lehrfeld	President, Chief	September 29, 2006
Daniel Lehrfeld	Executive Officer
and Director

/s/ Luke P. Lavalle	Director	September 29, 2006
Luke P. Lavalle

/s/ Thomas Lenagh	Director	September 29, 2006
Thomas Lenagh

/s/ Jan Winston	Director	September 29, 2006
Jan Winston

/s/ William J. Foote	Chief Financial Officer	September 29, 2006
William J. Foote	and Secretary

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

HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
February 24, 2006, except for Note 2, as to which the date is September 29, 2006.

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,156,563	$1,393,507
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2005 and $88,000 in 2004)	2,265,934	1,447,994
Inventories	2,423,879	2,479,074
Other current assets	153,723	87,540
Total Current Assets	6,000,099	5,408,115
Plant and equipment:
Plant and equipment at cost	12,472,480	12,018,865
Less: Accumulated depreciation and amortization	(8,143,592)	(7,255,427)
Total plant and equipment	4,328,888	4,763,438
Precious Metals	130,732	309,565
Goodwill	1,869,646	1,727,971
Intangible Assets, net of accumulated amortization of $112,602 and $32,425, respectively	987,272	1,067,449
Other Assets	164,384	250,096
Total Assets	$13,481,021	$13,526,634

Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of notes payable -Other	$260,697	$226,146
Accounts payable and accrued liabilities	2,426,692	2,189,744
Customer advances	652,264	385,714
Current obligations under capital leases	248,550	300,813
Total Current Liabilities	3,588,203	3,102,417

Related Party Convertible and Secured Notes Payable	5,200,000	5,200,000
Notes Payable — Other, net of current portion	518,786	794,379
Capital Lease Obligations, Net of Current Obligation	244,625	464,709
Total Liabilities	9,551,614	9,561,505

Commitments	—	—

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,100 shares issued and outstanding	2,100,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized shares 7,287,398 issued at December 31, 2005 and 7,186,794 issued at December 31, 2004	72,862	71,868
Capital in excess of par value	11,145,243	11,036,561
Accumulated deficit	(9,873,748)	(9,728,350)
	3,944,357	3,980,079

Less — Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	3,929,407	3,965,129
Total Liabilities & Shareholders’ Equity	$13,481,021	$13,526,634

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

b.                                      Nature of Operations

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

c.                                       Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries.  Upon consolidation, all intercompany accounts and transactions are eliminated.

d.                                      Allowance for doubtful accounts

Management must make estimates of the collectability of accounts receivable.  Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

e.                                       Depreciation and amortization

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

f.                                         Inventories

Inventories, including certain precious metals consumed in the manufacturing process, are stated at the lower of cost (first-in, first-out method) or market.

g.                                      Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

h.                                      Impairment of long-lived assets

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

i.                                          Acquired Goodwill and Intangible assets

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

j.                                          Stock-based compensation

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

		Years Ended
		December 31,
		2005	2004	2003
Net Loss:
As reported		$(11,398)	$(672,937)	$(1,777,309)
Add: tock-based employee Compensation included in reported net income, net of related tax effects	S	21,398	—	—
Less: Stock based employee compensation expense determined under fair value based method, net of related tax effects		(140,630)	(237,565)	(76,555)
Pro forma		$(130,630)	$(910,502)	$(1,853,864)

Loss per share:
Basic:
As reported		$(.02)	$(.15)	$(.35)
Pro forma		$(.02)	$(.19)	$(.36)
Diluted:
As reported		$(.02)	$(.15)	$(.35)
Pro forma		$(.02)	$(.19)	$(.36)

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

k.                                       Revenue recognition

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

l.                                          Internal research and development costs

Internal research and development costs are charged to expense as incurred.

m.                                    Precious metals

Precious metals not consumed in the manufacturing process are valued at cost, cost being determined on the first-in, first-out basis.

n.                                      Use of estimates

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

o.                                      Advertising costs

Advertising costs are charged to operations when the advertising first takes place.  Included in selling, general and administrative expenses are advertising costs of $34,000, $28,000 and $32,000 for the years ended December 31, 2005, 2004 and 2003.

p.                                      Statements of cash flows

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

q.                                      Concentration of risk

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

r.                                         Net Loss per common share

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

s.                                       Shipping and handling costs

The Company has included freight out as a component of selling, general and administrative expenses that amounted to $32,000 in 2005, $31,000 in 2004 and $27,000 in 2003.  When applicable the Company bills its customers for freight costs.

t.                                         Recently issued accounting pronouncements

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

u.                                      Comprehensive income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2005 and 2004, there were no such adjustments.

2.             Impact of Unauthorized Personal Transactions by Former CFO

As discussed in the Explanatory Note to Form 10-K/A and in Item 9a Controls and Procedures, the results of an investigation by our Audit Committee through an independent forensic accounting specialist revealed that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  In addition, the investigation discovered that Mr. Miraglia made payments totaling $94,500, by check to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), in addition to, other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

A summary of unauthorized personal transactions which occurred from approximately the second quarter of 2000 through the second quarter of 2006, follows:

	QUARTER ENDED
	March 31	June 30	September 30	December 31	TOTAL

From the second quarter 2000 to December 31, 2000	$ n/a	$1,000	$24,000	$25,000	$50,000
From January 1, 2001 to December 31, 2001	31,000	50,000	17,000	15,000	113,000
From January 1, 2002 to December 31, 2002	20,000	21,000	8,000	16,000	66,000
From January 1, 2003 to December 31, 2003	15,000	32,000	54,000	29,000	130,000
From January 1, 2004 to December 31, 2004	44,000	43,000	67,000	81,000	235,000
From January 1, 2005 to December 31, 2005	39,000	62,000	52,000	55,000	209,000
Total through December 31, 2005					$803,000
From January 1, 2006 to June 30, 2006	47,000	10,000	n/a	n/a	57,000
Total Unauthorized Personal Transactions					$860,000

Mr. Miraglia recorded these transactions primarily through journal entries prepared and entered by himself into the Company’s accounts.  The transactions were reflected as Selling, General and Administrative expenses.  Although the transactions were unauthorized and personal in nature, based upon a review of the accounting treatment of individual transactions, the Company has concluded that all material charges have been reflected as part of the reported expenses, reported net income, earnings per share and cash flows  in the appropriate periods.

3.         Inventories

Inventories are comprised of the following:

	December 31,
	2005	2004

Raw materials	$616,000	$579,000
Work in process, including manufactured parts and components	1,350,000	1,420,000
Finished goods	458,000	480,000
	$2,424,000	$2,479,000

4.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2005	2004
Office and computer equipment	$1,067,000	$985,000
Machinery and equipment	9,505,000	9,161,000
Leasehold improvements	1,900,000	1,873,000
	12,472,000	12,019,000
Less accumulated depreciation and amortization	8,143,000	7,255,000
	$4,329,000	$4,764,000

5.         Subordinated Convertible Promissory Notes

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

6.         Notes Payable Other

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
$779,483

7.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2005	2004
Trade accounts payable and accrued purchases	$668,352	$837,830
Accrued vacation	335,153	347,357
Accrued payroll	217,653	197,639
Accrued interest	748,048	433,433
Accrued relocation costs	—	179,825
Accrued bonus	53,990	—
Accrued common stock payable	155,200	—
Accrued 401K common stock contribution	140,689	60,659
Accrued expenses — other	107,607	133,001
	$2,426,692	$2,189,744

8.         Capital Lease Obligations

Capital lease obligations consist of the following:

	December 31,
	2005	2004
Capital leases, payable in aggregate monthly installments of $23,000, including interest at rates ranging from 11.0% to 11.6% expiring through October 2008	$493,175	$765,522
Less current portion	248,550	300,813

Long-term debt, excluding current portion	$244,625	$464,709

Maturities of capital leases are as follows:

Year Ending
December 31,

2006	293,224
2007	223,100
2008	49,144
Total minimum payments	565,468
Less amounts representing interest	72,293

Present value of minimum payments	$493,175

Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $858,000 and $139,000 at December 31, 2005.

9.         Income Taxes

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

At December 31, 2005, the Company has Federal and State net operating loss carry forwards for tax purposes of approximately $9,805,000 and $1,002,000, respectively. The tax loss carry forwards expire at various dates through 2025.

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

The benefit (provision) for income taxes consists of the following:

	Years Ended
	December 31,
	2005	2004	2003

Current:
State	$	$96,344	$134,235
Deferred:
Federal	—	—
State	—	—	—

Total	$0	$96,344	$134,235

Deferred tax assets (liabilities) comprise the following:

December 31,		2005	2004

Inventory reserves	283,000	$(79,000)	$332,000
Vacation liabilities	127,000	(2,000)	118,000
Section 263A adjustment	19,000	14,000	116,000
Depreciation	(83,000)	51,000	102,000
Loss carry forwards	3,424,000	2,993,000	2,992,000
Gross deferred tax assets	3,936,000	2,977,000	3,660,000
Valuation allowance	(3,936,000)	(2,977,000)	(3,660,000)

	$—	$—	$—

10.          Related Party Transactions

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

13.          Shareholders’ Equity

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

15           Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2005	First	Second	Third	Fourth

Net sales	$3,233,846	$3,107,079	$3,581,339	$3,862,793
Gross profit	597,601	745,376	1,105,767	1,380,188
Net Income (loss)	(374,884)	(286,248)	307,524	342,210
Net Income (loss) per share — Basic (a)	(0.05)	(0.06)	.04	.05
Net Income (loss) per share — Diluted (a)	(0.05)	(0.06)	.03	.03

Year 2004	First	Second	Third	Fourth

Net sales	$1,805,802	$1,917,221	$2,582,372	$2,916,372
Gross profit	277,393	532,589	846,991	946,377
Net Income (loss)	(489,393)	(264,722)	95,167	(13,430)
Net Income (loss) per share — Basic (a)	(0.09)	(0.08)	.01	(0.2)
Net Income (loss) per share — Diluted (a)	(0.09)	(0.08)	.01	(0.2)

Year 2003	First	Second	Third	Fourth

Net sales	$1,200,853	$1,147,117	$1,405,663	$1,634,551
Gross profit	279,963	201,856	285,690	228,552
Net loss	(357,857)	(438,187)	(380,473)	(600,792)
Net loss per share — Basic (a)	(0.07)	(0.09)	(0.07)	(0.04)
Net loss per share — Diluted (a)	(0.07)	(0.09)	(0.07)	(0.04)

16.          Special Charges

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

The audits referred to in our report dated February 24, 2006, except for Note 2, as to which the date is September 29, 2006 relating to the consolidated financial statements of Photonic Products Group, Inc. and subsidiaries, which is contained in Item 8 in the Form 10-K/A, include the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended December 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

It is our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Holtz Rubenstein Reminick LLP
Melville, NY

September 29, 2006

Schedule II —Valuation and Qualifying Accounts

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