Form 10-Q
period 2006-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2006-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐ No  ☒

Common shares of stock outstanding as of November 6, 2006:

7,847,474 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$1,651,449	$1,156,563
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2006 and 2005)	1,697,500	2,265,934
Inventories	2,456,606	2,423,879
Other current assets	512,794	153,723
Total Current Assets	6,318,349	6,000,099
Plant and equipment,
Plant and equipment at cost	13,439,350	12,472,480
Less: Accumulated depreciation and amortization	(8,888,085)	(8,143,592)
Total plant and equipment	4,551,265	4,328,888
Precious Metals	130,732	130,732
Intangible Assets	2,797,995	2,856,918
Other Assets	137,960	164,384
Total Assets	$13,936,301	$13,481,021

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of notes payable - other	$181,396	$260,697
Accounts payable and accrued liabilities	2,065,615	2,426,692
Customer advances	380,312	652,264
Current obligations under capital leases	220,524	248,550
Total current liabilities	2,847,847	3,588,203

Secured and Convertible Notes Payable	5,200,000	5,200,000
Notes Payable, other, net of current portion	1,088,036	518,786
Capital Lease Obligations	84,028	244,625
Total Liabilities	9,219,911	9,551,614

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,082 shares issued and outstanding at September 30, 2006 and 2,100 shares issued and outstanding at December 31, 2005	2,082,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized 7,772,074 shares issued at September 30, 2006 and 7,287,398 issued December 31, 2005	77,720	72,862
Capital in excess of par value	11,798,376	11,145,243
Accumulated deficit	(9,726,756)	(9,873,748)
	4,731,340	3,944,357
Less—Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	4,716,390	3,929,407
Total Liabilities and Shareholders’ Equity	$13,936,301	$13,481,021

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total Revenue	$3,049,333	3,581,339	$10,243,529	$9,906,048

Cost and Expenses:
Cost of goods sold	2,166,397	2,475,572	7,051,762	7,449,106
Selling, general & administrative expenses	907,207	788,195	2,763,279	2,545,159
Internal R & D expenses	—	38,869	—	41,124
Total Cost and Expenses	3,073,604	3,302,636	9,815,041	10,035,389

Operating income (loss) from operations	(24,271)	278,703	428,488	(129,341)

Other income (expense):
Interest expense—net	(102,175)	(107,885)	(332,945)	(359,757)
Settlement of insurance claim	300,000	—	300,000	—
Gain on sale of precious metals	—	135,931		135,931
Other	(553)	775	(14,051)	3,853

Net income (loss)	173,001	307,524	381,492	(349,314)

Preferred stock dividends	—	—	(234,500)	(134,000)

Net income (loss) applicable to common shareholders	$173,001	$307,524	$146,992	$(483,314)

Net income (loss) per common share—basic	$0.02	$0.04	$0.02	$(0.07)
Net income (loss) per common share—diluted	$0.02	$0.03	$0.02	$(0.07)

Weighted average shares outstanding—basic	7,772,074	7,421,694	7,476,924	7,238,147
Weighted average shares outstanding—diluted	13,431,343	12,240,365	8,428,941	7,238,147

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$381,492	$(349,314)

Adjustments to reconcile net income (loss) to cash provided by (used in)operating activities:
Depreciation and amortization	803,416	708,762
401K common stock contribution	150,501	51,482
Stock based compensation	62,348	—
Gain on sale of precious metals	—	(135,931)
Changes in assets and liabilities:
Accounts receivable	568,434	(483,657)
Inventories	(32,727)	211,738
Other current assets	(359,071)	(68,098)
Other assets	26,424	14,767
Accounts payable and accrued liabilities	(266,265)	(216,275)
Customer advances	(271,952)	(380,127)

Total adjustments	681,108	(297,339)

Net cash provided by (used in) operating activities	1,062,600	(646,653)

Cash flows from investing activities:
Capital expenditures	(966,870)	(190,905)
Proceeds from sale of precious metals	—	314,824
Net cash provided by (used in) investing activities	(966,870)	123,919

Cash flows from financing activities:
Proceeds from issuance of common stock	97,830	—
Proceeds from promissory note	700,000	—
Principal payments of notes payable	(210,051)	(116,339)
Principal payments of capital lease obligations	(188,623)	(245,341)

Net cash provided by (used in) financing activities	399,156	(361,680)

Net increase (decrease) in cash and cash equivalents	494,886	(884,414)

Cash and cash equivalents at beginning of period	1,156,563	1,393,507

Cash and cash equivalents at end of period	$1,651,449	$509,093

See Notes to Consolidated Financial Statements

Photonic Products Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended and notes thereto included in the Company’s report on Form 10-K and Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission.

Inventory Valuation

Inventories are valued on a lower of cost (first-in-first-out basis) or market basis (net realizable value).  Work in process inventory for the period is stated at actual cost, not in excess of estimated realizable value.

Inventories are comprised of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$752,000	$616,000
Work in process, including manufactured parts and components	1,158,000	1,350,000
Finished goods	547,000	458,000
	$2,457,000	$2,424,000

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

Net Income Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share also includes the weighted average of common share equivalents including options, warrants, convertible debt and convertible preferred stock.  For the nine month period ended September 30, 2005 the potential dilutive effect of securities, which are common share equivalents, options, warrants, convertible notes and convertible preferred stock and their associated dividends has been excluded from the diluted computation because their effect is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share”)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$173,001	7,772,074	$0.02	$307,524	7,421,694	$0.04
Effect of dilutive securities
Convertible Debt	52,500	3,500,000		52,500	3,500,000
Convertible Preferred Stock		1,332,800			840,000
Options and
Warrants		826,470			478,671
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$225,501	13,431,343	$0.02	$360,024	12,240,365	$0.03

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$146,992	7,476,924	$0.02	$(483,314)	7,238,147	$(0.07)
Effect of dilutive securities
Convertible debt	—
Options and
Warrants	—	952,018
Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$146,992	8,428,941	$0.02	$(483,314)	7,238,147	$(0.07)

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

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended September 30, 2006 include share-based compensation expense totaling $19,697.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($3,955), and selling, general and administrative expenses ($15,742), as appropriate.  For nine months ended September 30, 2006, share-based compensation expense was $62,348 including $11,861 within cost of goods sold and $50,487 within selling, general and administrative expense, as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.  Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 totaled $-0-.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $1.46 and $1.02, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The expected term is based upon the contractual term of the option.

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Expected term (in years)	10	10
Expected volatility	121.11%	168.96%
Expected dividend yield	0%	0%
Risk-free interest rate	5.2%	5.2%

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption.  The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	For the three months ended	For the nine months ended
	September 30, 2005	September 30, 2005
Net income (loss) attributable to common stockholders, as reported	$307,524	$(483,314)
Add: Stock-based compensation included in reported net loss	0	0
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(45,277)	(135,831)
Pro forma net income (loss) attributable to common stockholders	$262,247	$(619,145)
Net income (loss) per share:
Basic income (loss) per share - as reported	$.04	$(.07)
Basic income (loss) per share - pro forma	$.04	$(.08)
Diluted income (loss) per share - as reported	$.03	$(.07)
Diluted income (loss) per share - pro forma	$.02	$(.08)

The Company granted -0- options under the Plan during the three months ended September 30, 2006.  In the three months ended September 30, 2005, 4,500 options were granted at an exercise price of $0.99 per share.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2006.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Options	per Option	Term	Value
Outstanding at January 1, 2006	2,194,800	$1.18

Granted	77,200	$1.53

Exercised	(115,000)	$0.85

Forfeited/expired	(222,300)	$1.14

Outstanding at September 30, 2006	1,934,700	$1.33	4.43	$0.00

Exercisable at September 30, 2006	1,789,180	$1.35	4.22	$0.00

The following table represents non-vested stock options granted, vested, and forfeited during the nine months ended September 30 2006.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested January 1, 2006	263,466	$0.69
Granted	77,200	$1.46
Vested	(132,846)	$0.50
Forfeited	(62,300)	$1.08
Non-vested September 30, 2006	145,520	$1.01

As of September 30, 2006, there was $103,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.3 years.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $63,766 and $137,000, respectively.

NOTE 2.—IMPACT OF UNAUTHORIZED PERSONAL TRANSACTIONS BY FORMER CFO

As discussed in the Explanatory Note and in Item 9a Controls and Procedures, in the Company’s Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on September 29, 2006, the results of an investigation by our Audit Committee through an independent forensic accounting specialist revealed that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  In addition, the investigation discovered that Mr. Miraglia made payments totaling $94,500, by check to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), in addition to, other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

A summary of unauthorized personal transactions which occurred from approximately the second quarter of 2000 through the second quarter of 2006, follows:

	QUARTER ENDED
	March 31	June 30	September 30	December 31	TOTAL

From the second quarter 2000 to December 31, 2000	$ n/a	$1,000	$24,000	$25,000	$50,000
From January 1, 2001 to December 31, 2001	31,000	50,000	17,000	15,000	113,000
From January 1, 2002 to December 31, 2002	21,000	21,000	8,000	16,000	66,000
From January 1, 2003 to December 31, 2003	15,000	32,000	54,000	29,000	130,000
From January 1, 2004 to December 31, 2004	44,000	43,000	67,000	81,000	235,000
From January 1, 2005 to December 31, 2005	39,000	63,000	52,000	55,000	209,000
Total through December 31, 2005					$803,000
From January 1, 2006 to June 30, 2006	47,000	10,000	n/a	n/a	57,000
Total Unauthorized Personal Transactions					$860,000

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

The Company filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.  On September 29, 2006, the claim was settled in the amount of $300,000, the policy limit, and the proceeds were deposited in the Company’s bank account on October 2, 2006.  In addition, Mr. Miraglia has signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  In light of a number of factors, the Company does not believe that any significant further recoveries from Mr. Miraglia are likely in the foreseeable future.  The Company is considering pursuing other remedies.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclosure: Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “target”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Actual results may vary from these forward-looking statements for many reasons, including the following factors:

•                  adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers

•                  actions by competitors

•                  inability to add new customers and/or maintain customer relationships

•                  inability to retain key employees.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and Amendment No. 1 of Form 10-K/A filed on September 29, 2006.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Critical Accounting Policies

Our significant accounting polices are described in Note 1 of the consolidated financial statements.  In preparing our financial statements we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations

PPGI’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion, and optical Q-switches that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching.  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended September 30, 2006 were $3,049,000 as compared with total sales of $3,581,000 for the same three months in 2005; down 14.9%.  Total sales for the nine months ended September 30, 2006 were $10,244,000 as compared with $9,906,000 for the same period last year; up 3.4%.

Sales of crystal components by INRAD, for the quarter, were strong and essentially unchanged from the third quarter of last year, while sales for the first nine months were up 4.0% from the same period in 2005.  Sales of INRAD laser accessories increased 73% on a quarterly comparison to last year, but were down 35% on a year to year comparison through the first nine months.  The decline resulted from the termination of a product distribution agreement, in January 2006, for the sale of laser pulse measurement instruments (auto-correllators) into the U.S. market, as previously reported.

Third quarter sales of custom optical components declined from second quarter levels due to a combination of delays in the awarding of certain follow-on production contracts from several customers and the completion of other production contracts that did not have a follow-on phase.  Sales of custom optical components by Laser Optics declined 12.8% compared to the third quarter of last year, but were up 11.5% over last year for nine months.  Shipment of MRC Optics branded products dipped in the third quarter to a low for this year and were down 31.6% from the same period in the prior year.  This dip in sales was due to a decrease in shippable backlog from a delay in the awarding of follow-on production contracts in the first half.  A delay in the delivery of customer supplied materials also factored into lower third quarter shipments.  Despite these factors, MRC Optics sales for the first nine months were up 11.8% year-over-year.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors.  Sales to two defense industry customers represented 14.2% and 13.7% of total revenues in this quarter.  Sales to three defense industry customers represented 17.4%, 11.7%, and 10.0% of total revenues for the first nine months.  In 2005, sales to one defense industry customer represented 10% of total revenues in the third quarter and two defense industry customers represented 12.4% and 10.8% of total revenues in the first nine months.

Product bookings for the quarter ended September 30, 2006 were down 16.1% to $5,155,000 from $6,142,000 for the same period last year but were up 63.8% from product bookings in the previous quarter.  Product bookings for the first nine months were $10,575,000, as compared with $11,874,000 in the first nine months of 2005, down 10.9%.

In the third quarter of 2006, order intake for optical components was stronger than in the second quarter for both INRAD and Laser Optics, replenishing their backlogs.  One Laser Optics defense industry customer revised its prior estimate upwards significantly for follow-on business in this year’s second half and into the next year.  Its order accounted for 22.2% of total new orders.  A follow-on order from one INRAD defense industry customer, for proprietary INRAD filter crystal components used in their anti-aircraft missile protection system, accounted for 23.5% of total bookings in the third quarter.  Order intake at MRC Optics was up sharply in comparison to bookings in the second quarter.  One order, an anticipated follow-on production award that had been delayed earlier in the year, accounted for 11.4% of total new orders.

Product backlog on September 30, 2006 was approximately $7,843,000, down 5.4% from a backlog of $8,311,000 at the same point in 2005, but rose approximately 28.5% from a backlog of $6,104,000 on June 30, 2006.  By comparison, product backlog was $7,876,000 on December 31, 2005,

The increase in backlog experienced during the third quarter is expected to have a positive impact on fourth quarter revenues and results.

Cost of Goods Sold

Decreased sales volumes in the third quarter, as anticipated, put pressure on the Company’s gross margins.  In the third quarter, management implemented cost reductions through cut-backs in labor and other variable manufacturing cost elements to compensate for lower volumes, where practical and appropriate.  For the three-month period ended September 30, 2006, the cost of goods sold as a percentage of sales revenues increased to 71.0% from 69.1% in 2005, reflecting the impact of lower sales and backlog levels, this quarter.  In dollar terms, third quarter cost of goods sold of $2,166,000 was down 12.5%, from last years’ third quarter total of $2,476,000, while sales revenues fell by 14.9%

For the nine month period ended September 30, 2006 the cost of goods sold percentage was 68.8% compared to 75.2% in the comparable period in 2005.  For the full year 2005, the actual cost of goods sold percentage was 72.2%.  For nine months, cost of goods sold was $7,052,000 or $397,000 lower as compared to $7,449,000 for the same period in 2005.  Overall, the nine month cost of goods sold dropped 5.4% despite a revenue increase of 3.4% for the comparable period, reflecting these higher sales in addition to improved operational productivity and efficiencies.

Gross margin slackened to 29.0% in the third quarter, compared with 31.0% in the third quarter of last year, down due to lower sales.  For the first nine months, the gross margin was 31.2% in 2006, up significantly from 24.8% in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $907,000 in the third quarter of 2006 and $788,000 in the third quarter of 2005 on a period over period revenue decrease of 14.9%.  Selling, general and administrative expenses for the first nine months of 2006 were $2,763,000, up $218,000 or 8.6% when compared with $2,545,000 in the first nine months of 2005, on a revenue increase of 3.4%.

On average, quarterly selling, general and administrative expense is running at a rate of $921,000 or 27.0% of sales over nine months compared to nine months last year of $848,000 or 25.7% of sales.

Over nine months ended September 30, 2006, selling, general and administrative expenses increased due to a number of reasons.  In 2006, the Company began expensing certain stock-based compensation (stock options) under FASB 123(R).  For the first nine months of 2006, the SG&A portion of this category of expense is approximately $51,000, while it was -$ 0- in 2005.  Additionally, the Company incurred higher expenses this year for IT (information technology) support in connection with the implementation, licensing fees and technical support for a new server and operating software, along with enhancements to its computer network, spam filtering software, back-up and security functionality.  Additional expenses were also incurred for recruitment fees in connection with the Company’s successful search for its new CFO.  Legal and accounting expenses related to administrative corporate matters were also up over the comparable nine month period from last year.  Additionally, significant non-recurring expenses were incurred in connection with the Company’s investigation into the misappropriation of Company funds for personal use by its former CFO, as we reported in our Form 8-K filed on June 26, 2006, our second quarter 10Q, and our amended 2005 Form 10-K/A.  These included additional costs for legal advice, forensic accounting consulting services and temporary accounting assistance.  Director fees were up also resulting from special meetings of the Audit Committee of the Board of Directors necessitated by the events surrounding Mr. Miraglia. The total of extra non-recurring expenses related to the Miraglia investigation were approximately $140,000 for nine months of which approximately $59,000 were expensed in the third quarter of 2006.

Internal Research and Development Expenses

There were no research and development expenses for the quarter ended September 30, 2006 or for the full first nine months of 2006.  This compares with $39,000 for the first nine months of 2005.  Technical resources continued to be assigned to support of manufacturing and production process improvements, initiatives aimed at improving gross profit margins, and documentation of Company processes in preparation for certification under ISO 9001:2000.

Operating Profit (Loss)

The Company realized a loss from operations of $(24,000), or 0.7% of sales in the third quarter.  This compares with an operating profit of $279,000 or 7.8% of sales for the third quarter of 2005.  As discussed above, third quarter operating profit was negatively impacted by non-recurring S,G&A expenses related to the events surrounding the investigation of its former CFO in the amount of approximately $59,000, in addition to lower sales levels in the quarter.

For the nine months ended September 30, 2006, operating profit was $428,000 or 4.2%, up significantly from a loss of $(129,000) or (1.3)% of sales for the first nine months of 2005, including approximately $140,000 of non-recurring selling, general and administrative expenses related to the investigation discussed above.  The year over year improvement in operating profit over nine months was attributable to both higher sales and an improved operating cost structure.

Other Income and Expense

Interest expense-net for the quarter was $102,000, down slightly from $108,000 last year.  Interest expense net of $333,000 for the first nine months of 2006 fell by $27,000 from $360,000 in 2005.  The reduction in interest expense-net reflects both the positive impact of interest income realized on this year’s higher cash balances and an approximately $399,000 reduction in long term notes and capital lease obligations balances due to scheduled amortization payments, over the nine months of 2006.

In the third quarter of 2006, the Company received notification of a settlement for $300,000, the policy limit, from a claim under its employee dishonesty insurance policy and the Company reported the recovery as other income (expense) for the period.  By comparison, in the third quarter of 2005, the Company realized a gain of $136,000 on the sale of excess precious metals.

The Company also incurred costs of $13,000 during the nine months ended September 30, 2006 to liquidate liabilities for property tax and unemployment and disability tax that surfaced late and were incurred as part of its acquisition in December 2003 of the assets and certain liabilities of the former Laser Optics, Inc.

Net Profit (Loss)

The Company had a net profit of $173,000 for the third quarter of 2006, as compared with a net profit of $308,000 for the third quarter of last year.  For the nine months ended September 30, 2006, net profit was $381,000, comparing favorably with a net loss of $(349,000) in the same period last year.

Net Profit (Loss) Applicable to Common Shareholders and Earnings Per Common Share

Net profit applicable to common shareholders for the three months ended September 30, 2006 was $173,000 or $0.02 per share, basic and diluted and $308,000 or $0.04 per share-basic and $0.03 per share -diluted for 2005.  For nine month ended September 30, 2006 net profit applicable to common shareholders was $147,000 or $0.02 net profit per share — basic and diluted, after reflecting a preferred stock dividend of 134,000 common shares valued at $234,000 versus a net loss of $483,000 or $(0.07) per share — basic and diluted, for nine months ended September 30, 2005, after a preferred stock dividend of 134,000 common shares valued at $134,000.  The year over year increase in the amount of the preferred stock dividend resulted from an increase in market value of the Company shares on the date of the stock dividend.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $1,063,000 for the first nine months of 2006, showing a significant improvement from a negative net cash flow provided by operating activities of $(647,000) in the first nine months of 2005.

This year’s positive cash flow from operations over nine months was due to a number of factors including increased profitability on higher sales and improved margins, as well as a reduction in accounts receivable of $568,000.  This was offset by a reduction in both accounts payable and customer advances in the amount of $266,000 and $272,000, respectively.  In addition, other current assets rose by $359,000 including $300,000 for insurance proceeds receivable on a claim under our employee dishonesty policy related to our former CFO.  Last year, operating cash flow for the first nine months was negatively affected by an increase in working capital requirements.  Accounts receivable balances rose by $484,000 over the first nine months of 2005 corresponding with a drop in accounts payable balances of $216,000 and a reduction in customer advances of $223,000.  These factors along with lower sales, process re-engineering activities and supply chain and operational inefficiencies, which have since been resolved, at the Company’s new MRC Optics subsidiary, resulted in a net use of cash in operations of $647,000.

For the nine month period ended September 30, 2006, working capital requirements were funded from cash generated by operations.  During the nine month period ended September 30, 2005, cash outflows were funded from cash reserves resulting from positive cash flow in 2004, from capital raised from equity and debt placements during 2004, and from the sale of non-productive and excess precious metal owned by the Company.

Capital expenditures for the nine months ended September 30, 2006 were $967,000, and were in part financed by proceeds from a promissory note of $700,000 from a major shareholder and debt holder The terms of the note call for repayment in equal monthly installments of interest and principal, commencing in March, 2006.  The note bears an annual interest rate of 6.75%.  During the first nine months of 2005, capital expenditures totaled $191,000.

This years’ capital expenditures includes significant expenditures for equipment required in the performance of certain specific contracts, and which additionally provides the Company with increased capability and a stronger competitive position in the manufacture of certain types of spherical and aspherical lenses.  The capital expenditures in 2005 represent mainly expenditures for replacement of capital equipment at the end of its useful life.

In the first nine months of 2006, 115,000 stock options were exercised at a weighted average exercise price of $0.85 each and converted to 115,000 shares of common stock.  No options were exercised or common shares issued in 2005.

As of September 30, 2006, cash and cash equivalents increased by $495,000 over nine months to $1,651,000.  This compares to a decrease of $884,000 over nine months last year to a balance of $509,000 as of September 30, 2005.

The Company’s management expects that cash flow from operations and use of its existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2006.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at September 30, 2006.  Interest on notes and leases are at fixed rates for the term of the debt.

ITEM 4.          CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly report on Form 10-Q, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

On June 26, 2006, the Company filed Form 8-K which provided additional information and an update on the situation

As a result, of an independent forensic investigation directed by the Audit Committee of the Company’s Board of Directors which was concluded on July 26, 2006, the Company discovered widespread misuse by William Miraglia, its former CFO of its debit card for unauthorized and personal charges, several instances of unauthorized payments by check for non-business personal expenses, and other unauthorized transactions over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006.  The amount totaled $860,000, including unauthorized charges on the Company’s debit card of approximately $711,000.

In addition, the investigation by the audit committee revealed inadequate internal controls with respect to the Company’s handling of disbursements by check.  It discovered that Mr. Miraglia made payments totaling $94,500, by check, to the IRS with respect to a personal tax levy against him, as well as, other unapproved payments and misappropriation of funds totaling approximately $36,000.  Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

The investigation concluded that Mr. Miraglia acted alone and there was no evidence implicating any other employees in these or any other unauthorized and personal transactions.  The results of this investigation have been reviewed with our Company auditors.

It was also discovered that Mr. Miraglia had created a control environment that contributed to the failure of Company employees charged with certain financial and accounting duties to exercise appropriate judgment, skepticism and objectivity in detecting and preventing these unauthorized personal transactions by Mr. Miraglia.

A claim to recover a portion of these losses under the Company’s employee dishonesty insurance policy has been settled and the Company has recovered $300,000 from the insurance carrier, which is the policy limit.  In addition, Mr. Miraglia has signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  The Company does not believe that any significant further recoveries from Mr. Miraglia are likely in the foreseeable future.  The Company is considering pursuing other remedies.

The Company filed Amendment No 1 on Form 10-K/A with the Securities and Exchange Commission on September 29, 2006 to update Part 1 — Risk Factors, Part II — Item 9A Controls and Procedures, and also included additional information and disclosure about the final results of the Audit Committee’s investigation, including the amount of these expenditures in the respective periods, discussed herein and in Note 2 of the Notes to the Financial Statements.

In light of the foregoing discoveries resulting from the investigation and from management’s review of its internal control procedures, the Audit Committee directed the Company to strengthen its internal controls.

Steps taken include

a)              recall and cancellation of the corporate debit card,

b)             implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more. The Company has extended the policy requiring two authorized signatures to all wire transfers initiated from its bank,

c)              establishing a written ethics policy to cover all employees and Directors which supplements the existing policy that covers senior financial executives,

d)             improving internal procedures for reporting suspected ethics violations,

e)              extending the requirement for the written approval of business expenses to corporate officers’ expense reports.

In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was held to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employees responsibility to safeguard Company assets and to report unusual, irregular or suspicious transactions to an independent officer or member of the Audit Committee.  Further, the Company has commenced a program of identification and documentation of all critical internal controls and financial policies and procedures, which will be included within an Internal Control Policies and Procedures Manual.

Except as stated above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

There were no material changes in the risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and in Amendment No.1 to Form 10-KA filed with the Securities and Exchange Commission on September 29, 2006, except as reported in Form 10-Q dated June 30, 2006.

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

Date: November 14, 2006