Form 10-K
period 2006-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2007-03-30
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $6,671,750

Note.  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 29, 2007

[8,001,607]

Photonic Products Group, Inc.

PART 1

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

PPGI’s business unit products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion products and Pockel’s cells (optical shutters, also known as “Q-switches”) that employ nonlinear crystals to perform the function of wavelength conversion).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

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

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2006		2005		2004
Category	Sales	%	Sales	%	Sales	%
Optical Components	$12,761,000	92	$12,279,000	89	$7,877,000	85
Laser Accessories	1,160,000	8	1,506,000	11	1,345,000	15
TOTAL	$13,921,000	100	$13,785,000	100	$9,222,000	100

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

To meet performance requirements, most optical components and sub-assemblies require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  Laser Optics optical coating specialties include high laser damage resistance, polarizing, high reflective, anti-reflective, infra-red, and coating to complex custom multi-wavelength requirements on a wide range of substrate materials.  Laser Optics coats both components it manufactures and customer furnished components.  Coating deposition process technologies employed included electron beam, thermal, and ion assist.

MRC Optics, established in 1983 is a fully integrated precision metal optics and optical assembly manufacturer.  The Company provides high quality precision CNC and diamond machining, polishing, plating, beryllium machining, and opto-mechanical design, component manufacturing and assembly services.  MRC has developed custom processes to support prototyping through high rate production of large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and plano mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies.  Optical plating specialties include void-free gold and electroless nickel.

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

The INRAD crystals and crystal components product lines also include crystalline filter materials, including patented materials, that have unique transmission and absorption characteristics that enable them to be used in critical applications in defense systems such as missile warning sensors.  Other crystal components, both standard and custom, are used in laser applications research and in commercial laser systems to change the wavelength of laser light.

Laser Accessories

a)                                     Pockel’s Cells

INRAD has developed and manufactures a line of Q-switches, Pockel’s Cells (optical shutters) and associated electronics, and has been active in this field since 1973.  Pockel’s cells are used in applications that require the fast switching of the polarization direction of a beam of light.  These uses include Q-switching of laser cavities (i.e., to generate laser output pulses), coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to laser manufacturers and individually to researchers.

INRAD Pockel’s cell products include the following:

•                  Single crystal and dual crystal KD*P Pockel’s Cells

•                  PKC-21 and PKC-02

•                  9 mm through 50 mm apertures

•                  Single crystal Lithium Niobate Pockel’s Cells

•                  PLC-01

•                  8.5 mm through 10.5 mm apertures

•                  Single crystal and dual crystal BBO Pockel’s Cells

•                  PBC-03

•                  2.5 mm x 2.5 mm through 2.5 mm x 7 mm sizes

•                  Electronic drivers

•                  Gimbal mounts

b)                                    Harmonic Generation Systems

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

Products offered for such nano-second laser systems include the following:

•                  AT-III — an Autotracker with servo controlled tuning

•                  5-304 — temperature-stabilized crystals

•                  Harmonic separators — for ultra-violet (UV), infra-red (IR), and second frequency mixing (SFM)

The Company produces a Harmonic Generator, the 5-050, for use with ultra-fast lasers having pulse durations in the femtosecond and picosecond regime.  This product is sold on an OEM basis to manufacturers of ultra fast lasers and to researchers in the scientific community.

c)                                     Laser Pulse Measurement Instruments

The Company marketed, through December 31, 2005, a line of Autocorrelators that measure extremely short laser pulses.  Autocorrelators are used for measuring laser pulses from ultrafast lasers, with pulse durations in the picosecond and femtosecond ranges.  INRAD had pioneered the design, manufacture, and introduction of autocorrelators as accessories for the emerging field of ultrafast lasers back in 1979.  In 2000, INRAD joined forces with Angewandte Physik & Electronik, GmbH of Berlin, Germany, (A.P.E.) and became the source for supply of products manufactured by A.P.E. to customers in the Americas, Israel, and selected other markets.  Effective January 1, 2006, the Company and A.P.E. ended their alliance in this field.  The Company no longer offers Autocorrelators for sale in the marketplace.

Research and Development

Company-funded research expenditures during the years ended December 31, 2006, 2005, and 2004 were approximately 1% of net product sales.  During these years, the Company narrowed its focus on internal research and development efforts on improving certain crystal growth processes, and on improving manufacturing process technologies for optical components.  Technical resources were focused on supporting the integration of Laser Optics into Northvale operations and ramp-up of production rates within Northvale and Sarasota operations.  As a result, internal R&D expenditures were at historically low levels in these years.

Markets

In 2006, 2005 and 2004 the Company’s product sales were made to customers in the following market areas:

Market	2006		2005		2004
Defense/Aerospace	$9,048,000	(65)%	$8,352,000	(60)%	$4,127,000	(45)%
Process control & metrology	2,862,000	(21)%	3,259,000	(24)%	1,817,000	(20)%
Laser systems (non-military)	1,001,000	(7)%	1,044,000	(8)%	1,753,000	(19)%
Universities & National laboratories	502,000	(3)%	522,000	(4)%	763,000	(8)%
Other	508,000	(4)%	608,000	(4)%	662,000	(8)%
Total	$13,921,000	(100)%	$13,785,000	(100)%	$9,222,000	(100)%

Major market sectors served by the Company include defense and aerospace, process control & metrology, laser systems (non-military), telecomm, universities and national laboratories, and various other markets not separately classified.  The “defense and aerospace” area consists of sales to OEM defense electro-optical systems and subsystems manufacturers, manufacturers of non-military satellite-based electro-optical systems and subsystems, and direct sales to governments where the products have the same end-use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing process implementation and control, optics-based metrology and quality assurance, and inventory and product control equipment.  Examples of applications for such equipment include semiconductor (i.e., chip) fabrication and testing and inventory management and distribution control.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  “Universities and National Laboratories” consists of product sales to researchers at such institutions.  The “Other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually (example: bio-medical), and as well sales through third parties for whom the end-use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  In the post-9/11 era, government spending priorities for such systems have risen sharply and deployment of new systems has been accelerated, as has refurbishment of fielded systems.  The Company’s sales of products to this customer sector continued their upward trend, representing 65% of sales in 2006 and 60% of sales in 2005 and 45% of sales in 2004.  In dollar terms, sales to customers in this sector increased by 8.3% in 2006 as compared with 2005.  The defense and aerospace sector offers continued opportunities for the Company’s capabilities in specialty crystal and precision optics.

Demand in the Process Control and Metrology market for the Company’s products rebounded in 2004 from a protracted and deep cyclical downturn in capital spending for new tools and instruments in 2002 and 2003.  Sales in 2006 represented 20% of total Company sales, down from 24% in 2005.  In dollar terms, 2006 sales to this sector were down 12% from sales in 2005.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers.

The Company serves the non-defense laser industry as an OEM supplier of standard and custom optical components and laser accessories.  Sales in 2004 had been up 64% in dollar terms from the prior year on a surge of demand from both old and new customers for the Company’s laser accessory products, but have since declined.  Sales in 2006 represented 7% of total sales, and in 2005 represented 8%.  In dollar terms, this represents a decline of 4% in sales in 2006, and was expected with the discontinuation of the INRAD/APE alliance and sales of autocorrellators on December 31, 2006.  Sales to customers in this sector in dollar terms, net of autocorrellator sales, increased between 2005 and 2006.

Sales to customers within the University and National Laboratories market sector represented 4% of total revenues in both 2006 and 2005.  Sales to this sector have been in the $500,000 to $750,000 range historically, now representing a smaller percentage of total revenues.  Sales to this sector in dollar terms net of autocorrellator sales increased between 2005 and 2006.

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 10%, 14%, and 12% of product sales in 2006, 2005 and 2004, respectively.  No single foreign customer accounted for more than 10% of product sales in 2006, 2005, or 2004.

In 2006, three domestic customers accounted for 15%, 16%, and 11%, of sales.  Each of these three customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for the U.S. and allied foreign governments.  In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales.  These two customers, were two of the same three 2006 customers.  In 2004, two U.S. customers each accounted for 12% of sales, and one customer accounted for 10% of sales.  The first two are defense industry electro-optics manufacturers, while the third customer manufactures process control and metrology systems.  In the short-term, the loss of any of these customers would have a significant negative impact on the company and its business units.

Long-Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a period that may be greater than one year.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments from its suppliers for the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ-based business units market their products domestically through their own sales and marketing teams, led by the Vice President - Marketing and Sales.  Independent sales agents are used in countries in major non-U.S. markets, including Canada, Europe, Israel, and Japan.

The Company’s MRC Optics subsidiary markets its products domestically through a combination of their own sales and marketing team, led by the MRC Director of Sales, a sales representative in the west coast region, and a member of the Company’s Northvale sales team who serves as an MRC sales representative in the northeast region.

Trade show participation and Internet-based marketing and promotion are coordinated at the corporate level.

Backlog

The Company’s order backlog as of December 31, 2006 was $6,969,000, essentially all of which is expected to be shipped in 2007.  The Company’s order backlog as of December 31, 2005 was $7,857,000.  The Company’s order backlog as of December 31, 2004 was $6,433,000.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume production rates.  Many custom optics manufacturers lack in-house thin film coating capability.  As a result, there are fewer well-rounded competitors in the custom optics arena, but they are equipped with modern facilities and manufacturing methods.  The Company has judiciously deployed capital towards modernizing its facility, and has staffed the manufacturing group with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes, optical coating processes, and capacity expansion.  The Company competes on the basis of providing consistently high quality products delivered on time, its experienced technical and manufacturing employees, developing and maintaining strong customer relationships, and continuously improving its labor productivity, cost structure, and product cycle times.

Competition for the Company’s laser accessories is limited, but competitors’ products are generally lower priced.  The Company’s laser accessories are considered to be high end and generally offer a combination of features not available elsewhere.  Because of the Company’s in-house crystal growth capability, the Company’s staff is knowledgeable about matching appropriate crystals to given applications for its laser accessories.

For the crystal product area, price, quality, delivery, and customer service are market drivers.  With advancing globalization, many of the Company’s competitors supplying non-linear optical crystals are overseas and can offer significantly reduced pricing for some crystal species.  Sales in this arena are declining, but the Company has been able to retain a base by providing the quality and customer service needed by certain OEM customers not readily available from others, and by offering proprietary crystal components for which the Company is either sole source or one of few available sources.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus, quality and technical support are considered to be valuable attributes for a crystal supplier by some, but not all, OEM customers.

Although price is a principal factor in many product categories, competition is also based on product design, product performance, customer confidence, quality, delivery, and customer service.  The Company is a sole-source supplier of products to several major customers who are leaders in their industries.  Based on its performance to date, the Company believes that it can continue to compete successfully in its niches, although no assurances can be given in this regard.

Employees

As of December 31, 2006, the Company had 89 full-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  One product, representing less than 1% of Company sales in 2006, 2005, and 2004, required U.S. State Department export approval and the required approvals were granted.

There are no federal regulations nor any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Florida.

Item 1A. Risk Factors

The Company cautions investors that its performance (and, therefore, any forward looking statements) is subject to risks and uncertainties.  Various important factors, including but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward looking statement.

a)                                     The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the far-east and eastern-Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

b)                                    The Company has exposure to Government Markets

Sales to customers in the defense industry have increased.  These customers in turn generally contract with a governmental entity, typically the U.S. government.  Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body.  The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

c)                                     The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2006, seven customer accounts represented in the aggregate 62% of total revenues, and three customers represented 42% of revenues.  These three customers each represented 16%, 15%, and 11% of sales, respectively.  As a supplier of custom manufactured components for its OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts could have a material adverse effect on business, our results of operations, and our financial condition.

d)                                    The Company’s business success depends on its ability to recruit and retain key personnel

The Company depends on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on the Company’s ability to recruit additional personnel.  There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s effort to do so.  The loss of the services of the Company’s key personnel could have a material adverse affect on its business, on its results of operations, or on its financial condition.

e)                                     The Company may not succeed in expanding product lines and markets by acquiring other businesses

The Company’s business strategy includes expanding its production capacities, product lines and market reach through both internal growth and acquisition of complementary businesses.  The Company may not succeed in finding or completing acquisitions of such businesses, nor can the Company be assured that it will be able to raise the financial capital needed for such acquisitions.  Acquisitions may result in substantial per share financial dilution of the Company’s Common Stock from the issuance of equity securities.  They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on the Company’s business, financial condition or results of operations.  Also, acquired businesses may be experiencing operating losses.  Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.  To date, the Company has had limited experience in acquiring and integrating two businesses.

f)                                       The Company depends on, but may not succeed in, developing and acquiring new products and processes

In order to meet the Company’s strategic objectives, the Company must continue to develop new processes, to improve existing processes, and to manufacture and market new products.  As a result, the Company expects to continue to make investments in future in process development and additions to its product portfolio.  There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  Nor can the Company be sure that it will be successful in acquiring complementary products, or technologies.  Nor can there be assurance that the Company will have the human or financial resources to pursue or succeed in such activities.

g)                                    The Company may not be able to fully protect its intellectual property

The Company currently holds one material patent applicable to an important product, but does not in general rely on patents to protect its products or manufacturing processes.  The Company generally relies on a combination of trade secret and employee non-competition and nondisclosure agreements to protect its intellectual property rights.  There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology.  In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company.  Asserting the Company’s rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations or financial condition.

h)                                    The Company has incurred operating losses for one of the past three years and net losses for two of the past three years

The Company had income from operations of  $917,000 in 2006 and $358,000 in 2005 but had an operating loss of $(410,000) in 2004.  The Company had net income of $772,000 in 2006, but sustained net losses of  $(11,000) in 2005, and $(673,000) in 2004.  If the Company were to sustain future losses, there are no assurances that the Company would be able to obtain additional financing that it may require to supply the working capital needs of its existing operations, or to continue to implement its growth strategy.

i)                                        The Company’s stock price may fluctuate widely

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

j)                                        The Company has experienced certain material weaknesses in our internal control over financial reporting

Subsequent to the preparation of our consolidated financial statements for the year ended December 31, 2005, certain material weaknesses became evident to our management with the discovery that our former Chief Financial Officer had paid for unauthorized and personal expenses through the Company.  This discovery showed that internal controls for monitoring the use and reporting of charges on the Company’s debit card and with respect to the Company’s handling of disbursements by check were inadequate.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In light of the foregoing discoveries resulting from the investigation and from management’s review of its internal control procedures, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, described herein.

We believe that these corrective steps enable us to conclude that the material weaknesses in internal controls over financial reporting, as identified above, have been eliminated.

k)                                     As general economic conditions deteriorate, the Company’s financial results suffer

Significant economic downturns or recessions in the United States or Europe could adversely affect the Company’s business, by causing a temporary or longer term decline in demand for the Company’s goods and services and thus its revenues.  Additionally, the Company’s revenues and earnings may also be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

l)                                        Many of the Company’s customer’s industries are cyclical

The Company’s business is significantly dependent on the demand its customers experience for their products.  Many of their end users are in industries that historically have experienced a cyclical demand for their products.  The industries include but are not limited to, the defense electro-optics industry and the manufacturers of process control capital equipment for the semiconductor tools industry.  As a result, demand for the Company’s products are subject to cyclical fluctuations, and this could have a material adverse effect on our business, results of operations, or financial condition.

m)                                  The Company’s operations may be adversely affected if it fails to keep pace with industry developments

The Company serves industries and market sectors which will be affected by future technological developments.  The introduction of products or processes utilizing new developments could render the Company’s existing products or processes obsolete or unmarketable.  The Company’s continued success will depend upon its ability to develop and introduce on a timely and cost-effective basis new processes, manufacturing capabilities, and products that keep pace with developments and address increasingly sophisticated customer requirements.

n)                                    The Company’s manufacturing processes require products from limited sources of supply

The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Examples include optical grade quartz, specialty optical glasses, scarce natural and manmade crystals, beryllium and its alloys, and high purity chemical compounds.  Failure of the Company’s suppliers to deliver sufficient quantities of these necessary materials on a timely basis, or to deliver contaminated or inferior quality materials, or to markedly increase their prices could have an adverse effect on the Company’s business, despite its efforts to secure long term commitments from the Company’s suppliers.  Adverse results might include reducing the Company’s ability to meet commitments to its customers, compromising the Company’s relationship with its customers, adversely affecting the Company’s ability to meet expanding demand for its products, or causing the Company’s financial results to deteriorate.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.                    Properties

Administrative, engineering and manufacturing operations are housed at present in a 42,000 square foot building located in Northvale and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located within its Northvale, NJ facility.

PPGI, INRAD and Laser Optics occupy approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey.  In September 2006, the Company signed an extension of its lease until October 31, 2008.  In addition, the Company negotiated an option for renewing the lease for two additional two year periods through October 31, 2012.

PPGI’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease expiring on August 31, 2008.  MRC Optics has the option of extending the lease for two additional two year periods through August 31, 2012.

The facilities are adequate to meet current and future projected production requirements.

The total rent in 2006 for these leases was approximately $549,000.  The Company also paid real estate taxes and insurance premiums that totaled approximately $156,000 in 2006.

Item 3.                    Legal Proceedings

There are no legal proceedings involving the Company as of the date hereof.

Item 4.                    Submission of Matters to a Vote of Security Holders

On November 8, 2006, at the Company’s Annual Meeting of Shareholders, John Rich and Luke P. LaValle, Jr. were re-elected as Class II Directors, each for a three year term and each by a vote of 6,726,334 in favor and 1,200 votes withheld.  Class 1 directors, Tom Lenagh and Daniel Lehrfeld continue to serve the remainder of their three year terms until 2008.  Class III director, Jan Winston, continues to serve the remainder of his three year term until 2007.

PART II

Item 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters

a)             Market Information

The Company’s Common Stock, par value $0.01 per share, is traded on the OTC Bulletin Board under the symbol PHPG.

The following table sets forth the range of closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2005 through the quarter ended December 31, 2006, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2006	1.67	1.05

Quarter ended September 30, 2006	1.48	0.86

Quarter ended June 30, 2006	1.89	1.25

Quarter ended March 31, 2006	1.65	1.35

Quarter ended December 31, 2005	1.45	0.90

Quarter ended September 30, 2005	0.98	0.75

Quarter ended June 30, 2005	1.00	0.65

Quarter ended March 31, 2005	1.40	1.05

As of March 23, 2007 the Company’s closing stock price was $ 1.70 per share.

b)            Shareholders

As of March 21, 2006, there were approximately 176 owners of record of the Common Stock.  The number of record owners of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.

c)             Dividends

The Company pays an annual dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock which is valued at the closing price on the dividend date.  The value of the dividend was $234,500 in 2006, $134,000 in 2005 and $165,000 in 2004.

The Company historically has not paid cash dividends.  Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)            Recent Sales of Unregistered Securities

There were no sales of unregistered securities during 2006.

Item 6.                    Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$13,921,127	$13,785,057	$9,221,857	$5,388,184	$5,569,118

Net income (loss)	772,266	(11,398)	(672,937)	(1,777,309)	(1,715,972)

Net income (loss) applicable to common shareholders	$537,766	$(145,398)	$(837,757)	$(1,830,909)	$(1,836,572)

Earnings per share
Basic earnings (loss) per share	.07	(.02)	(.15)	(.35)	(.35)
Diluted earnings (loss) per share	.06	(.02)	(.15)	(.35)	(.35)

Weighted average shares
Basic	7,572,637	7,218,244	5,710,354	5,287,849	5,210,322
Diluted	11,915,090	7,218,244	5,710,354	5,287,849	5,210,322

Dividends paid	234,500	134,000	164,820	53,600	120,600
Total assets	15,316,260	13,481,021	13,526,634	8,851,121	8,508,925
Long-term obligations	6,299,767	5,963,411	6,459,088	4,405,576	1,188,512
Shareholders’ equity	5,236,703	3,929,407	3,965,129	3,284,439	5,049,879

The Company completed the acquisition of the stock of MRC Precision Metal Optics, Inc. in mid-October 2004.  Also, the Company completed the acquisition of Laser Optics, Inc.’s assets and liabilities at the end of November 2003.  The comparability of information in the selected financial data provided for 2006, 2005 and 2004, above, is aided by details provided in the management discussion, which attribute certain portions of revenue growth to these two acquisitions.

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

Revenue Recognition

The Company records revenue when a product is shipped.  Losses on contracts are recorded when identified.  The Company, from time to time, may recognize revenue using the percentage of completion method for certain long term manufacturing projects.  No revenues in 2006 were accounted for using the percentage of completion method.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debts history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost includes material, labor and overhead.

The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow moving or discontinued.  Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Acquired Goodwill and Intangible assets

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

Share-based compensation

Effective January 1, 2006, the Company adopted the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2006		2005		2004
Category	Sales	%	Sales	%	Sales	%
Optical Components	$12,761,000	92	$12,279,000	89	$7,877,000	85
Laser Accessories	1,160,000	8	1,506,000	11	1,345,000	15
TOTAL	$13,921,000	100	$13,785,000	100	$9,222,000	100

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2006	2005	2004
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	67.4%	72.2%	71.9%
Gross profit margin	32.6%	27.8%	28.1%
Selling, general and administrative expenses	26.1%	25.0%	31.5%
Internal research and development	0.0%	0.1%	1.1%
Profit (loss) from operations	6.6%	2.6%	(4.5)%
Net income (loss)	5.5%	(0.1)%	(7.3)%

Revenues

Total revenues were approximately $13,921,000, $13,785,000, and $9,222,000 in 2006, 2005 and 2004, respectively.  Revenues leveled off in 2006, increasing by 1%.  Sales in 2006 included a third year of 12 full months of revenues from legacy Laser Optics, Inc. lines of business acquired in November of 2003, synergies resulting from the combination and integration of Laser Optics and Inrad custom optics operations in 2004, and a second full year of revenues from the Company’s MRC Optics subsidiary, acquired in October of 2004.

Revenues increased 49% in 2005 to $13,785,000 from $9,222,000 in 2004, aided by strong ending backlog in 2004, increased demand for the Company’s products in 2005, and a full twelve month of revenues from the Company’s MRC Optics, Inc. subsidiary, acquired in October 2004.  Approximately two-thirds of the total revenue growth seen between 2004 and 2005 came from the acquisition of MRC Optics.

In 2004, sales rose 71% from 2003.  This rapid sales growth resulted from the combination of several factors.  Revenues in 2004 included two and one half month of sales, $901,000 in dollar terms, from newly acquired MRC Optics.  When considering the $8,321,000 of 2004 revenues net of the contribution from the MRC Optics acquisition, revenue growth in 2004 was 55% over the prior year.  2004 also marked the first year with 12 full months of revenue contribution from legacy Laser Optics, Inc. lines of business, acquired in November 2003.  Approximately one-third of the remaining sales increase in 2004 was directly attributable to the Company’s acquisition of the assets of Laser Optics in November 2003.  The remaining two-thirds of that increase was attributable to synergies realized from that acquisition and from increased demand for the Company’s products in general.

Examining these results by customer industry sector:

Sales to the Defense/Aerospace sector continued their three year upward trend in 2006, increasing by 8.3% in dollar terms in 2006 from 2005, to 65% of total Company sales.  In 2006, sales to the sector were $9,048,000 as compared with $8,352,000 in 2005.  Sector sales in 2004 were $4,127,000.  Increased military spending on electro-optical systems and R&D in the post-9/11 era combined with strategic re-positioning by the Company has boosted demand for the Company’s services in manufacturing custom products for its OEM customers.  Sales to this sector accounted for 65%, 60%, and 45%, of total sales in 2006, 2005, and 2004, respectively.

Revenues from customers in the Process Control and Metrology (i.e. semiconductor tools, instruments, inventory management equipment) sector in 2006 decreased 12% from sales in 2005, to $2,862,000 from $3,259,000, and now represent 21% of total Company sales.  Sales declined due to reduced demand from two major OEM customers in this industry in 2006.  Sales to this sector in 2005 had increased 79% from sales of $1,817,000 in 2004 due to inclusion of a full 12 months of sales to this sector by the Company’s MRC Optics subsidiary.  Sales in the sector had rebounded in 2004 from a protracted and deep cyclical downturn in capital spending for new tools and instruments in 2002 and 2003.  Revenues rose to $1,817,000 in 2004 from $844,000 in 2003, up 115%.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and X-ray monochrometers.  Sales to this sector accounted for 21%, 24%, and 20% of total sales in 2006, 2005, and 2004, respectively.

Revenues decreased in the non-military Laser Systems sector, declining 4.2% in 2006 to $1,000,000 from $1,044,000 in 2005, and now representing 7% of total revenues.  A decline was expected with the discontinuation of the INRAD/APE alliance and sales to OEM’s of autocorrellators on December 31, 2005.  Sales to this sector in dollar terms net of autocorrellator sales increased between 2005 and 2006.  Sales to this sector in 2006 and 2005 reflect a return to 2003 sales levels.  The similar sales level in 2003 then represented 20% of sales and now represents 7% of sales, as total Company sales have grown substantially since 2003 because of acquisition and internal growth.  Sales in 2004 had been up 64% from the prior year on a surge of demand from customers for the Company’s laser accessory products and certain optical components.  This demand declined in 2005 to pre-2004 levels.  Reasons included decline in sales of one customer’s product line, acquisition of another customer by a larger corporation with in-house resources for the production of the product, and a general decline in demand for harmonic generators.  Sales to this sector accounted for 7%, 8%, and 19%, of total sales in 2006, 2005, and 2004, respectively.  Sales to customers within the University and National Laboratories market sector represented 4% of total revenues in both 2006 and 2005.  Sales to this sector have been in the $500,000 to $750,000 range historically, now representing a smaller percentage of total revenues.  Sales to this sector in dollar terms net of autocorrellator sales to researchers increased between 2005 and 2006.

Sales to customers in “Other” (i.e. non-separately classified) sectors were $512,000 in 2006, $608,000 in 2005, and $659,000 in 2004.  Sales in 2004 were up 4% from $458,000 in 2003.  Sales in these sectors have accounted for 4%, 4%, and 8% of total sales in 2006, 2005, and 2004, respectively.

Total new orders booked in 2006 were $13,269,000, down approximately 13% from 2005 new orders of $15,308,000.  Orders from certain OEM customers were up during the year while orders from others declined.  Order intake from three large OEM customers in the Defense/Aerospace sector increased in 2006.  The net decline of $2.039,000 in new orders this year was largely due to changes in ordering patterns and reduced demand from four customers.  One OEM customer in the Process Control and Metrology sector changed his ordering pattern from an annual blanket order arrangement in 2005 to periodic order releases during the course of the year.  Another commercial OEM customer in that sector, a start-up high technology company addressing the automotive capital equipment market, cancelled his outstanding order in mid-2006, while forecasting demand would resume late in 2007.  A third OEM customer in that sector indicated in 2006 that certain custom optical components would no longer be required.  A defense electro-optical systems manufacturer saw his needs for a specialty optical component drop sharply from levels experienced in 2005, and forecast reordering would not occur until early 2007.  Additionally, an expected decision on a major new multi-year order, was deferred to the spring of 2007.  Such slippages in awards are not uncommon in the defense industry’s procurement cycles.  New orders in 2005 had increased 36% from orders of $11,240,000 in 2004.  2005 results included a full 12 months of new orders from the Company’s MRC Optics subsidiary, as compared with only two and one half months of new orders in 2004.  New orders in 2004 rose 85% from those in 2003, reflecting strong increases in demand for all product lines as well as both a full twelve months of new orders from the legacy lines of business of Laser Optics, Inc., acquired in November 2003, and two and one-half months of new orders from newly acquired MRC Optics.

The Company’s backlog of product orders as of December 31, 2006 was approximately $6,969,000, down 11.5% from the record closing backlog on December 31, 2005 of $7,876,000.  The Company’s end of year backlog in 2004 was $6,433,000.

Cost of Goods Sold and Gross Profit Margin

As a percentage of product sales, cost of goods sold was 67.4%, 72.2%, and 71.9% for the years ended December 31, 2006, 2005 and 2004, respectively.  Gross profit margin as a percentage of product sales was 32.6%, 27.8%, and 28.1% for 2006, 2005, and 2004, respectively.

In 2006, the cost of goods sold declined as a percentage of sales, from 2005 levels, due to productivity increases within operations.  Sales increased by 1.0%, while cost of goods sold decreased by 6.0%.  In 2005, the cost of goods sold remained relatively constant, as a percentage of sales compared to 2004.  Sales in 2005 increased by 49%, while cost of goods sold increased by 51%.  In dollar terms, the higher cost of goods sold in 2005 in comparison to 2004 was primarily due to increased costs for material and personnel associated with increased sales volumes.

Gross margins for the Company in 2006 represent the combined results from its two centers of operation: Northvale, NJ (site of INRAD and Laser Optics) and Sarasota, FL (site of MRC Optics).  Gross margins from the Company’s Northvale operations continued their year-over-year improvement in 2006, the third year following the integration of the acquired operations of Connecticut-based Laser Optics into Northvale.  During 2002, gross margins improved due to improved labor productivity, economies of scale, and reduced expenses.

In 2006, the Company recorded its second full year of operations at the Company’s Sarasota-based MRC Optics subsidiary.  Gross margins at MRC Optics in 2006 improved somewhat from the prior year on 6.9% higher sales.  2005 represented the first full year of fiscal contribution from operations at the Company’s Sarasota-based MRC Optics subsidiary.  Negative gross margins during the first quarter of 2005 was followed by improved margins during the remainder of the year as sales volumes rose by 35% year over year.  Problem vendors were replaced with qualified new suppliers, capacity constraints were eased with the addition of these new vendors, new personnel and equipment resources were brought on line, and key manufacturing processes were re-optimized for use of higher productivity methods.

Fixed costs are a major component of the Company’s total cost structure.  Management and the Board of Directors decided to reduce such costs in 2002 and 2003 only up to the point where further reductions would impede the Company’s ability to perform for its current customers or to rebound in the future when macroeconomic conditions improved, and to invest in and integrate new operations, assets, and lines of business.  This philosophy enabled the Company to be well-positioned with its operations to manufacture and deliver the goods that are behind the stronger revenues and improved margins that has characterized financial results in 2006.

In the aggregate, costs of most purchased components have been relatively stable in 2006, 2005, and 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 26.1%, 25.0%, and 31.5% in 2006, 2005, and 2004, respectively.

Selling, general and administrative expenses in 2006 increased in dollar terms from those in 2005 by $205,000, or 5.9%, while sales increased by 1.0%, resulting in the increase in the 2006 SG&A cost as a percentage of sales.  The increase in SG&A expenditures in 2006 resulted in large measure from non-recurring expenses that were incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO, as we reported in our Form 8-K filed on June 26, 2006, and the resolution of this matter.  These included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors.  Increased expenses also resulted from recruitment costs incurred in connection with the Company’s search for its new CFO, and assistant controller, and higher legal and accounting expenses related to day-to-day corporate matters.

Selling, general and administrative expenses in 2005 increased in dollar terms from those in 2004 by $534,000, or 18.3%, while sales increased by 49%, resulting in a drop in the SG&A cost as a percentage of sales.  The increase in SG&A expenditures in that year reflected the first full year of SG&A costs from the Company’s MRC Optics subsidiary, acquired in October of 2004.

Internal Research and Development Expenses

Company-funded research expenditures during the years ended December 31, 2006, 2005, were less than 1% of net product sales, down slightly from just over 1% in 2004.  During these years, the Company narrowed its focus of internal research and development efforts on improving certain crystal growth processes, and on improving manufacturing process technologies for optical components.  Technical resources were focused on supporting the integration of Laser Optics into Northvale operations and ramp-up of production rates within Northvale and Sarasota operations.  As a result, internal R&D expenditures were at historically low levels in these years.

Operating Income

Profit from operations in 2006 was $917,000.  This compares with a profit in 2005 of $358,000, and an operating loss of $(410,000) in 2004.  Management’s efforts to restore and increase profitability from operations through 2006 have been focused on expanding the scope of the Company’s product lines, increasing the Company’s top line, and on improving productivity in its operations.  Throughout 2006, the Company continued to focus on cost saving opportunities with respect to its overhead structure and other manufacturing expenses.  The improved results have been a direct result of the success to date of these efforts.

Other Income and Expenses

The Company incurred interest expense at fixed rates on a $1,700,000 secured note, three subordinated convertible notes totaling $5,200,000, certain equipment leases, and other notes related to its acquisition of MRC Optics and Laser Optics, Inc.  Net interest in 2006 declined to $402,000 in 2006 from $505,000 in 2005.  The reduction in interest expense reflects both the positive impact of interest income earned on this year’s higher cash balances and an approximately $580,000 reduction in higher rate long term notes and capital lease balances due to scheduled amortization payments, although the overall debt balance increased by approximately $120,000 with the addition of new debt, at a lower rate, which was used to finance the acquisition of new equipment in the first quarter of 2006.

In the third quarter of 2006, the Company received notification of a settlement for $300,000, the policy limit, from a claim under its employee dishonesty insurance policy and the Company reported the recovery as other income (expense) for the period.  These proceeds were largely offset by the additional general and administrative costs related to the investigation of the employee involved and costs associated with remediation of the Company’s internal controls.  By comparison, in the third quarter of 2005, the Company realized a gain of $136,000 on the sale of excess and non-productive precious metals.

The Company also incurred costs of $13,000 during 2006 to liquidate liabilities for property tax and unemployment and disability tax that were incurred as part of its acquisition in December 2003 of the assets and certain liabilities of the former Laser Optics, Inc.

Liquidity and Capital Resources

The Company’s primary source of cash has been provided from operating cash flows and long-term borrowings.  Other sources of cash include proceeds received from a private placement of stock and preferred shares during 2004.  The Company’s major uses of cash have been for capital expenditures, for repayment and servicing of outstanding debt and acquisition of new business.  Supplemental information pertaining to our source and use of cash is presented below:

Selected Sources (uses) of cash ($ thousands)	Years ended December 31,
	2006	2005	2004
Net cash provided by (used in) operations	$2,672	$360	$632

Proceeds from issuance of common stock	113	(19)	1,173

Capital Expenditures	(987)	(454)	(1,014)

Net borrowing (payment) on debt obligations	123	(439)	52

Cash used for business acquisition, net	—	—	(732)

In February 2006, a major shareholder and debt holder provided the Company with $700,000 in financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand.  The terms call for repayment of the Company’s Promissory note in equal monthly installments, including interest & principal, commencing March 2006, until maturity in March 2013.  The Note bears an annual interest rate of 6.75%.

In 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The note, originally due in January 2006, has been extended to December 31, 2008 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The Holder of the Note is a related party to a major shareholder of the Company.

In June of 2003, the Company paid off existing debt with the proceeds of a $1,700,000 Secured Promissory Note held by a major investor in the Company.  The note was for a period of 36 months at an interest rate of 6% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to Clarex, Ltd., the lender, as a fee for the issuance of the Note.  In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex, The note was subsequently extended to December 31, 2008 without issuance of warrants or any other consideration.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 20% discount to market, and expire in March 2008 and May 2008.  The note is secured by all assets of the Company.

A Subordinated Convertible Promissory Note for $1,500,000 originally due in January 2006, has been extended to December 31, 2008 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  The note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note were used in the Company’s acquisition program.

In 2004, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The note bears an interest rate of 6% and was initially due on March 31, 2007, but its term has been extended to March 31, 2008.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The note holder is a major shareholder of the Company.

During 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock.  In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 262,276 Warrants were issued to Casimir Capital, LP, the placement agent for the private placement.  Casimir Capital earned commissions of $142,391 as the underwriter of this private placement.  This private placement resulted in net proceeds to the Company of approximately $1,173,000.  The funds were utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements.  The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2006, 2005 and 2004 were approximately $987,000, $454,000, and $1,014,000, respectively.  Capital expenditures in 2006 and 2005 were used for the acquisition of manufacturing and test equipment and the build up of tooling for new customer requirements.  A major portion of the 2004 capital expenditures were for the relocation and integration of the Laser Optics Bethel operations into the Northvale facility.  Approximately $600,000 was used in this facility rearrangement and expansion, including $190,000 of capitalized internal labor and overhead.  Additional large capital expenditures for that year included a certain production-critical instrument for lens assembly, upgraded coating equipment in the Laser Optics business unit, and metrology equipment and computer hardware and software upgrades.

A summary of the Company’s contractual cash obligations at December 31, 2006 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable	$1,700,000	$—	$1,700,000	$—	$—
Convertible notes payable	3,500,000	—	3,500,000	—	—
Notes payable-other, including interest	1,487,349	155,091	432,194	297,648	602,416
Operating leases	992,235	563,262	428,973	—	—
Capital leases, including interest	262,397	213,256	49,141	—	—
Total contractual cash obligations	$7,941,981	$931,609	$6,110,308	$297,648	$602,416

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported net income of approximately $772,000 in fiscal year 2006 and losses of approximately ($11,000) in 2005, and ($673,000) in 2004, respectively.  During 2006, 2005 and 2004, the Company’s working capital requirements were provided by positive cash flow from its operations.

Net cash provided by operations was $2,672,000 in 2006, $360,000 in 2005, and $632,000 in 2004.  The significantly higher operating cash flow for 2006 resulted from the increase in net income and the higher level of customer advances received during the year on certain long term contracts.  Operating cash flow in 2005 was lower than in the prior year due to, in part, the need to fund increases in accounts receivable resulting from the higher sales levels and to increased working capital requirements at its new MRC Optics subsidiary during the first half of 2005.

The Company has made progress in transforming itself into a portfolio of businesses serving the Photonics industry.  The Company assesses merger and acquisition opportunities from time to time, and seeks financing from time to time in the private equity and public equity financial markets.  The Company’s first acquisition was completed in November 2003 and the necessary capital was raised in part via the $1,500,000 subordinated convertible note.  Additional financing was obtained in 2004 via placement of a $1,000,000 convertible note proceeds of approximately $1,173,000 from a private placement of units consisting of the Company’s common stock and warrants.  These funds were earmarked for acquisitions and capital expenditures, and were partially used to complete its second acquisition in 2004.

The Company continues to seek new opportunities to increase sales and minimize expenses and cash requirements, in order to improve future operating results and cash flows.  Management expects that cash flow from operations and use of available cash reserves will provide sufficient liquidity to fund the Company’s operations, working capital requirements and capital expenditure plans in 2007.

No assurances can be given that the Company will be able to identify and acquire appropriate targets for acquisition or merger, or to raise the capital required for any such acquisition.  Additional capital from financings may be needed if it were to make further acquisitions.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at December 31, 2006.

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

Item 9.                         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

Background to Matters related to Controls and Procedures Resulting in Filing of 10-K/A

In the second quarter of 2006, the Company discovered that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, Mr. William Miraglia, the Company’s former chief financial officer, had engaged in unauthorized and personal transactions totaling approximately $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  In addition, the investigation by the audit committee arising from these discoveries revealed inadequate internal controls with respect to the Company’s handling of disbursements by check and its corporate debit card.  The audit committee investigation concluded that Mr. Miraglia acted alone and there was no evidence implicating any other employees, in these or any other unauthorized and personal transactions.  Mr. Miraglia had created a control environment that contributed to the failure of Company employees charged with certain financial and accounting duties to exercise appropriate judgment, skepticism and objectivity in detecting and preventing these unauthorized personal transactions by Mr. Miraglia.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

The Company filed a claim to recover a portion of these losses under its employee dishonesty insurance policy, to the extent permitted as a result of policy limits on time and amounts of coverage.  This claim has been settled and the company recovered $300,000 from our insurance carrier, which is the policy limit and which has been reflected in the Company’s financial results for 2006.  Upon termination of his employment, Mr. Miraglia signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  In light of a number of factors, the Company does not believe that any significant recoveries from Mr. Miraglia are likely in the near term, but the Company is keeping all of its options open.  The Company has been cooperating with the U.S. Attorney’s office in its investigation into this matter.

Disclosure controls and procedures

The Company carried out an evaluation with the participation of the Company’s management, including our Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate.

At the time of the filing our Annual Report on Form 10-K for the fiscal 2005, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.  Subsequent to that evaluation, our Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls were not effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, as of December 31, 2005, because of the internal control inadequacies discussed above.  However, based upon the substantial work performed as a result of the audit committee investigation of Mr. Miraglia’s actions, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in the Annual Report on Form 10-K are fairly stated in all material respects.

Changes in internal controls over financial reporting

In light of the foregoing discoveries resulting from the investigation and from management’s review of its internal control procedures during 2006, the Audit Committee directed the Company to take a number of steps to strengthen its internal controls, including (a) recall and cancellation of the corporate debit card and (b) implementation of a policy requiring two authorized signatures on all checks in amounts of $5,000 or more.  These changes have been implemented.  The Company has extended this policy to all wire transfers initiated from its bank.  In addition, a joint meeting with the accounting staff, the Chief Executive Officer and the new Chief Financial Officer was conducted to review internal controls and procedures, to promote a control environment that emphasizes appropriate judgment, skepticism and objectivity and to reinforce each employee’s responsibility to report unusual or suspicious financial transactions to an independent officer or member of the Audit Committee.

Other initiatives to further strengthen internal controls have been implemented by the Company.  These include but are not limited to: (i) establishing a written ethics policy to cover all employees which supplements the existing policy that covers senior financial executives and members of the Board of Directors, (ii) improving internal procedures for reporting suspected ethics violations, and (iii) extending the requirement for the written approval of business expenses to corporate officers’ expense reports and, (iv) identification and documentation of all critical internal controls within an Internal Control Policies and Procedures Manual.

Except as stated above, there were no other changes in our internal control over financial reporting that occurred during our current fiscal year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B                  Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors of the Registrant

The following table sets forth the name and age of each director of the Company, the period during which each such person has served as a director and the positions and business experience of each such person:

		Positions; Business
Name and Age	Since	Experience
John C. Rich,	2000	Chairman of the Board of Directors (September 2004 to present)
69		Director (2000 to August 2004)
		Vice President/General Manager Power Electronics Division, C&D technologies (1999-2002)
		President, Raytheon/GM Hughes Optical Systems (1990-1999)
		Vice President), Perkin Elmer Microlithography, Electro-Optics, and Systems(1983-1989)
		Colonel, Commander, Air Force Avionics Laboratory and Air Force Weapons Laboratory (Ret.)

Daniel Lehrfeld,	1999	Director (1999 to present)
63		President and Chief Executive Officer (2000-present)
		President and Chief Operating Officer (1999-2000)
		Vice President/General Manager Raytheon/GM Hughes Electro-Optics Center, (1995- 1999)
		President, New England Research Center, (1989-1991)
		Deputy General Manager, Magnavox Electronic Systems, Division Philips Electronics, NV (1989-1995)

Luke P. LaValle, Jr.	2006	Director
64		President and CEO, American Capital Management Inc. (1950 to present)
		Senior investment officer, United States Trust Company of NY (1967-1980)
		Lt. Colonel, US Army Reserve (Ret.)

Thomas H. Lenagh,	1998	Director (May 2000 to present)
81		Chairman of the Board of Directors (May 2000 — August 2004)
		Management Consultant (1990 - present)
		Past Chairman and CEO, Systems Planning Corporation
		Treasurer and Chief Investment Officer, The Ford Foundation
		Captain, US Navy Reserve (Ret.)
Jan M. Winston	2000	Director
70		Principal, Winston Consulting, (1997-present)
		Division Director/General Manager IBM Corporation (1981-1997)

The directors hold office for staggered terms of three years.

Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company, the period during which each such person has served as an executive officer and the positions with the Company held by each such person:

Name and Age	Since	Position With the Company

Daniel Lehrfeld, 63	1999	President and Chief Executive Officer

William J. Foote, 56	2006	Vice President, Chief Financial Officer and Chief Accounting Officer, Corporate Secretary

Devaunshi Sampat, 54	1999	Vice President — Northvale Sales and PPGI Marketing Communication

Daniel Lehrfeld has served as Chief Executive Officer and President since May 2000.  He joined the Company in 1999 as President and Chief Operating Officer.  Prior to joining the Company, Mr. Lehrfeld held the position of Vice President and General Manager of Electro-Optical Systems, a division, successively, of the Magnavox Electronic Systems, GM/Hughes Electronics and Raytheon Corporations.  He has also held executive and management positions within Philips Laboratories Briarcliff (the U.S. research laboratories of Philips Electronics, NV), and Grumman Aerospace Corporation.  Mr. Lehrfeld holds B.S. and M.S. degrees from Columbia University School of Engineering and Applied Science and an M.B.A. degree from the Columbia Graduate School of Business.

William J. Foote joined the Company in May 2006 and was appointed its Chief Financial Office, Chief Accounting Officer, and Corporate Secretary on May 16, 2006.  Mr. Foote served as Chief Financial Officer of INSL-X Products Corporation, a $100 million privately held paint and coatings manufacturer, from 2002 through 2005.  From 2000 to 2002, he was CFO of ASD Group, Inc., a $14 million public contract manufacturer serving the OEM marketplace in the high-tech sector.  Prior to that, from 1990 through 1999, Mr. Foote held several executive positions including Director and Vice-President of Finance positions, with Benjamin Moore & Co., a public $750 million global paint and coatings manufacturer.  Earlier in his career, Mr. Foote served as Controller for a number of manufacturing firms in Canada.  Mr. Foote is both a Certified Public Accountant and a Chartered Accountant (Canada), and worked for more than three years, as an auditor in public accounting with KPMG (Canada).  Mr. Foote holds a B.A. from Carleton University in Ottawa and a Masters Degree in Accounting from the University of British Columbia.

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

The Board of Directors and its Committees

Composition of the Board of Directors.  Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors.  Requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee.  In accordance to the NASDAQ National Market definition of “independence” the Board of Directors has determined that the members of the Audit Committee satisfy such definitions of independence.  The Board met 21 times during fiscal year 2006 with all members in attendance

Each outside director of the Company is also a member of each Committee of the Board of Directors.

Audit Committee.  During 2006, the Audit Committee was comprised of four Directors: Thomas H. Lenagh (Chairman through November 2006), Jan M. Winston, John C. Rich, and Luke P. LaValle, Jr. (Chairman commencing December 2006).  The Audit Committee is empowered by the Board of Directors to, among other things, serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system, review and appraise the audit efforts of the Company’s independent accountants, assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues, and provide an open avenue of communication among the independent accountants, financial and senior management, and the Company’s Board of Directors.  The Audit Committee met 21 times during the 2006 with all four members in attendance at 18 of the meetings.

Audit Committee Financial Expert.  The Board of Directors of the Company has determined that Mr. John C Rich is an “audit committee financial expert”; as such term is defined by the SEC.  Mr. Rich, as well as Mr. Thomas H. Lenagh, Mr. Jan M. Winston, and Mr. Luke P. LaValle, Jr. have been determined to be “independent” within the meaning of the NASDAQ National Market definition.

Compensation Committee.  During 2006, the Compensation Committee was comprised of Mr. Jan M. Winston, Chairman, Mr. Thomas H. Lenagh, Mr. Luke P. LaValle, Jr., and Mr. John C. Rich.  The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of the executive officers and other executives of the Company.  The Compensation Committee met six (6) times during the year with all members in attendance.  In February 2007, the Board delegated approval of compensation decisions within the purview of the Compensation Committee to the Committee

Nominating Committee.  During 2006, the Nominating Committee was comprised of the four outside directors: Mr. John C. Rich, Chairman, Mr. Thomas H. Lenagh, Mr. Luke P. LaValle, Jr., and Mr. Jan M. Winston.  The Nominating Committee makes recommendations to the Board of Directors for the selection of individuals to be nominated to the Board of Directors.  The Nominating Committee met once (1) during the year with all members in attendance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on the Company’s review of these reports, the Company believes that during 2006, Form 3 filings were not made on a timely basis for Mr. LaValle and Foote, disclosing their initial grant of stock options.  Additionally, Form 4 filings were not made on a timely basis for Mr. Lenagh, Rich, Winston and Miraglia.  In addition, Ms. Sampat failed to file on a timely basis a report disclosing the grant of stock options in February 2006 and Mr. Lehrfeld failed to file on a timely basis a report disclosing the sale of common stock in April 2006 and November 2006.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).  A copy of such Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee is comprised of all of the independent, non-management directors, and is responsible for establishing appropriate salaries and bonuses for all executive officers and senior management of the Company.  The Compensation Committee has the responsibility of granting equity-based incentive compensation (i.e. stock options) to eligible employees including the executive officers, and to its directors.  The Compensation Committee duties also include administering and interpreting the Photonic Products Group, Inc.  2000 Equity Compensation Program (“the Stock-Option Plan”).  The duties relating to the Company’s Stock Option Plan include selecting from eligible employees those persons to whom awards will be granted and determining the type of award, the number of shares to be included in each award, any restrictions for some or all of the shares subject to the award and the award price.  The Compensation Committee has the authority to hire independent advisors to help fulfill its duties.

Compensation Philosophy

To link the interests of executives and managers to the interests of shareholders and other potential investors.

To attract and retain individuals with the leadership and technical skills required to carry the Company into the future, and to grow the business.

To provide compensation in a manner that allows for shared compensation risks by the executives and managers but also the potential for shared rewards.

To provide incentives for working toward increasing short-term and long-term shareholder value through growth-driven financial compensation.

To reward extra-ordinary achievement and thereby to provide incentive for such performance in future.

The Company uses a three-pronged approach to its executive compensation program: 1) base salary; 2) potential for cash bonuses; and 3) potential for equity-based compensation.  The Company’s compensation philosophy ties a portion of executive compensation to performance goals, which places that portion of the total compensation package “at-risk”.  This means it is not guaranteed but rather is received through cash bonuses or equity-based compensation based on the Company’s performance.  The proportion of incentive compensation to base compensation, and the proportion of cash incentive as compared with equity-based incentive compensation is set by the Compensation Committee.  These proportions are individually determined for each executive by the Committee.  From year to year the relative proportion of equity-based vs. cash based compensation has been adjusted by the Compensation Committee and the Board depending on the financial strength of the Company and the relative impact to the Company’s net income and period cash flow of the proportion of cash vs. equity-based compensation components.

The Company does not require equity ownership by its executive officers, nor by its directors.

Base Salary: The Compensation Committee reviews base salary levels for executive officers and other senior executives, typically once per year, each year.  The process begins with the Compensation Committee reviewing recommendation that have been prepared by the President and Chief Executive Officer regarding changes, if any, in the base salary of each executive other than the President/CEO.  The Compensation Committee considers a number of factors, including the status of the competitive marketplace for such positions, the responsibilities of the position, the experience of the individual, the individual’s performance during the past year, and equity in relationship to other positions within the Company.  The Committee draws on information gathered by the Company’s VP of Human Resources and Administration, and may also engage independent consulting assistance in this regard, although it has not done so in the past year.  Based on the information it has gathered and upon its judgment and knowledge of salary practices, national and local surveys of compensation ranges for similar responsibilities in the sub-grouping of small high technology manufacturing companies, affordability to the Company, and an individual’s performance and contribution to the Company, the Committee modifies or approves the recommendation of the President/CEO.

Incentive Compensation: The Company’s compensation activities include determining annually an accrual for award as cash bonuses and as stock option grants.  Employees at all levels are eligible for cash bonuses, and executives and senior managers are eligible for award of both cash bonuses and stock option grants.  Earning of awards is based in large part upon achievement of annual financial performance goals, not publicly disclosed, especially profits and cash flow.  Both the Company and its business units must achieve their financial goals for employees at each business unit to earn and be awarded a full cash bonus and/or stock option award under the annual incentive compensation plan.  In 2006, the Company established its financial goals at the start of the year and informed the executive officers of the target awards that could be achieved if the Company’s cash flow and net income targets were met or exceeded.

The Compensation Committee solicits recommendations from the President and Chief Executive Officer near the start of the year to obtain management’s recommendations on the size of the cash award and stock option accrual budgets, and then solicits recommendations at the end of the year regarding the awards to be made to executives and other employees.  Based on the Committee’s judgment and knowledge of compensation practices, as well as each individual’s performance and contribution to the Company, and anticipated financial strength of the Company that year, the Committee modifies or approves such recommendations as to awards for each individual.  In general, if financial goals are only partially met the Compensation Committee and the Board can at their discretion make lesser cash and/or stock option bonus awards, or greater cash and/or stock option awards if financial goals are exceeded or if other dimensions of executive performance indicate to the Committee that in their judgment “something extra” is appropriate.

Cash Incentives and Bonuses: Additionally, cash bonuses may be awarded at the discretion of the Compensation Committee for other purposes, such as recruitment bonuses.  The Committee does not distinguish in announcement of its awards, what proportion of a cash award is for strict performance against financial targets and what proportion of an award, if any, is a “bonus” for performance or achievements in other areas.  During the past six years, cash bonuses have been rarely awarded to executives by the Board because the Company had not yet achieved positive net income.  In 2006, cash bonuses were earned by corporate executives and executives at certain of its business units based upon levels of profit and cash flow achieved.  Executive cash bonuses in 2006 ranged from 2% to 10% of base pay.

Equity-based Compensation: The Company has a Stock Option Plan covering directors, and employees, including executive officers, and awards under this plan are made by the Compensation Committee.  Periodically, the Compensation Committee considers granting executive officers and senior management of the Company awards under the Plan, a companion activity to the process in which cash incentives are set, and applying to the same financial performance targets.  These grants are typically made in January or February, following the end of the prior fiscal year, and upon analysis and determination of that prior year’s financial performance relative to goals.  The grants are made as of the date of the Compensation Committee meeting at which the share size and list of recipients is determined.  The equity-based compensation component may at present consist of stock options, stock appreciation rights and performance shares.  Other instruments may be added in the future, following evaluation of their merits by the Compensation Committee.  The Company has, to date, limited itself to stock option grants.  The Compensation Committee may also award stock options at other times.  Examples of such times are as sign-on bonuses for executives and senior managers as part of the recruitment process, and as bonuses awarded to recognize special achievements.  Stock option awards are made by the Compensation Committee with the strike price chosen as the closing price of the Company stock as of that date.  These awards are designed to align the interests of the Company’s executive management and directors with that of the Company’s shareholders, and to motivate the Company’s executive officers and senior management to remain focused on the overall long-term performance of the Company.  Prior to 2005, the Company had favored stock option grants as opposed to cash bonuses as the preferred form of incentive compensation for its executives, as the Company was strategically following a path to improving profitability and positive net cash flow.  Beginning in 2005, the Compensation philosophy shifted to a balance between cash and stock options, while the advantage of stock option incentive grants in the compensation tool-kit was diminished due to the impact of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” which the company adopted effective January 1, 2006 and which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

President and Chief Executive Officer Compensation

In setting compensation for the President and Chief Executive Officer, the Compensation Committee considers objective criteria including performance of the business, accomplishments of long-term strategic goals and the development of management.  The Compensation Committee considers the Company’s earnings growth and cash flow to be the most important factors in determining the Chief Executive Officer’s compensation package.  Along with the financial performance factors, the Compensation Committee also considers achievement of long-term strategic goals, including enhancing the Company’s reputation among both its customer and investor bases during the year, and the market base salary of comparable positions.  No cash bonus awards were made to the Chief Executive Officer for the years 2002 through 2005.  The Chief Executive Officer received stock option awards for the years 2002 through 2004, none in 2005, and he declined an earned award in 2006.

The following is the Chief Executive Officer’s Compensation Tally Sheet for the fiscal year ended December 31, 2006.

Component	Amount Earned / Granted	Description
Base Salary	Current figure: $180,250	Mr. Lehrfeld received a salary increase of 4% on January 1, 2007. He had not received a salary increase since 2002.

Cash Incentive	Minimum: $0 Target: $25,000 Actual earned: $20,000	Mr. Lehrfeld received a cash bonus of $20,000 based upon achieved levels of net income and cash flow in 2006, and other factors considered by the Compensation Committee.

Stock Options	Minimum: 0 Target: $25,000 (grant value) Actual earned: $15,000 (January 2007 award) Actual accepted: $0 Accrual in 2006 for prior grant: $13,600

Mr. Lehrfeld did not receive a stock option grant in January 2006, relative to 2005 performance. Mr. Lehrfeld earned a grant of stock options valued at $15,000, based on achieved levels of net income and cash flow in 2006, and other factors considered by the Compensation Committee. Mr. Lehrfeld declined to accept the grant when offered in January 2007.

Other Compensation	Life insurance premiums in excess of group term life insurance minimum coverage: $13,100.	Company-paid premiums on term life insurance on which the Company is not the beneficiary. (The Company also pays the premium on a term life insurance policy on which the Company is the beneficiary.)

Severance (Termination scenario under “for cause” and “not for cause”)	—

Estimated payout amounts for cash, equity and benefits under different scenarios: For cause—$0, not for cause, or for change in control—12 months base pay payable in 30 days plus accrued bonuses if earned. Should Mr. Lehrfeld’s employment be terminated without cause or due to a change in control, Mr. Lehrfeld has three years in which to exercise his vested stock options.

Total Package in 2006                                               $226,950

Summary of Cash and Certain Other Compensation

The following Summary Compensation Table sets forth, for the years ended December 31, 2006, 2005 and 2004, the compensation paid by the Company and its Subsidiaries, with respect to the Company’s Chief Executive Officer and other executives

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1), (2)		Non-equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Daniel Lehrfeld,	2006	$180,250	$13,600		$20,000		$13,100	(3)	$226,950
President and	2005	$180,250	$108,378		$0		$13,100	(3)	$301,728
CEO (8)	2004	$180,250	$157,456		$0		$5,300	(3)	$343,006
William J. Foote,	2006	$81,850	$3,267	(5)	$2,000		$0		$87,117
VP & CFO (4)	2005	N/A	N/A		N/A		N/A		N/A
	2004	N/A	N/A		N/A		N/A		N/A
Devaunshi	2006	$128,750	$13,898		$10,000		$0		$152,648
Sampat, VP	2005	$128,750	$35,915		$36,250	(6)	$0		$200,915
Northvale Sales	2004	$128,750	$29,900		$42,250	(6)	$0		$200,900
and Marketing
William Miraglia,	2006	$62,030	$15,409		$0		$0		$77,439
Former CFO (7)	2005	$126,000	$35,734		$0		$0		$161,734
	2004	$126,000	$24,495		$0		$0		$151,495

(1)             The value of stock option grants are determined from the value computed in accordance with FASB 123R, using the Black-Scholes options pricing model with the following assumptions (unless otherwise noted): volatility rates ranging from 119.3% to 210.5%, risk-free rate of return of 5.2%, dividend yield of 0%, and 10 year option life.

(2)             The value of stock option awards is the value accrued and imputed to Company expenses in each year and reflected in net income (or in notes to the financial statements before 2006).  Stock options vest over three years, one-third upon each anniversary of the grant, unless vesting is accelerated by resolution of the Compensation Committee.  Stock option imputed expense accrues proportionally over the three year vesting period.

(3)             Company-paid term life insurance premiums in excess of group term life insurance minimum coverage.

(4)             Mr. William J. Foote was appointed CFO and Secretary on May 16, 2006

(5)             Additionally, Mr. Foote was granted a 10 year stock option grant of 3,378 shares at a strike price of $1.50 on January 19, 2007, for achievements in 2006.

(6)             Through 2005, Ms. Sampat’s compensation plan included a commission if bookings were achieved in excess of certain annual targets.  In 2006, this incentive compensation methodology was changed to one focused on achievement of a mix of financial performance and bookings objectives.

(7)             Mr. Miraglia was removed as CFO and Secretary of the Company on May 16, 2006, and his employment was terminated by the Company for cause on June 14, 2006.  All of Mr. Miraglia’s outstanding stock option grants were forfeited, however the imputed value of his stock options nevertheless are reflected in net income.

(8)             In January 2007, the Board increased Mr. Lehrfeld’s base salary to $187,500, effective January 1, 2007.  The Company is party to an employment agreement with Mr. Lehrfeld, President and CEO, that provides for a minimum annual salary during its term, and severance benefits under certain conditions that include termination without cause and a change of control of the Company.  Should Mr. Lehrfeld’s employment be terminated for these reasons during the contract’s term, he would be entitled to one year’s salary payable in one lump sum within 30 days of termination, any pro-rata accrued bonuses if earned, and he would have three years in which to exercise his vested stock options.  The aggregate minimum commitment under this agreement is as follows:

Year Ending
December 31,

2007	$187,500
2008	$187,500
2009	$187,500

Grants of Plan-Based Awards

Shown below is information on grants of stock options pursuant to the 2000 Equity Compensation plan made during the fiscal year ended December 31, 2006 to the executive officers named below, and/or earned for performance during the fiscal year but awarded in the weeks following (under “Estimated Future Payouts Under Equity Incentive Plan Awards”:

Grants of Plan-Based Awards

Name	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2), (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards ($) (3)
			Target ($)	Target ($)
Daniel Lehrfeld, President and CEO			N/A	N/A	0	N/A	N/A
William J. Foote,	May 16, 2006		N/A	N/A	10,000	$1.75	$16,800
VP, CFO & Secretary	January 19, 2007	(4)			3,378	$1.50	$5,000
Devaunshi Sampat, VP, Northvale Sales and Marketing	February 13, 2006		N/A	N/A	13,500	$1.50	$19,305
William Miraglia, former CFO(5)	February 13, 2007		N/A	N/A	6,300	$1.50	$9,009

(1)             Values in this column represent the estimated target value of future cash incentive plan awards based on performance targets for fiscal year 2007.  These have not yet been established.

(2)             Values in this column represent the estimated target value of future equity-based awards that would be reflected in 2007 net income.  These targets have not yet been determined.

(3)             The grant date fair value of stock option grants is the value computed in accordance with FASB 123R, using the Black-Scholes options pricing model with the following assumptions (unless otherwise noted):  volatility of 121%, risk-free rate of return of 5.2%, dividend yield of 0%, and 10 year option life.

(4)             Stock option grant made in January 2007 based on performance in 2006.

(5)             Mr. Miraglia was removed as CFO and Secretary of the Company on May 16, 2006, and his employment was terminated for cause on June 14, 2006.  All of Mr. Miraglia’s outstanding stock option grants were forfeited.

Outstanding Equity-Based Awards at Fiscal Year-End

The following table provides information pertaining to vested and non-vested stock options held by each of the executive officers named in the Summary Compensation Table as of December 31, 2006.

Outstanding Equity-Based Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Earned but Unawarded Options (#)		Option Exercise Price ($)	Option Expiration Date
Daniel Lehrfeld, President and CEO	100,000 100,000 56,670 20,000 50,000 60,000 310,000 50,000 Total: 746,670	0. 0. 28,330 0. 0. 0. 0. 0. Total: 28,330	N/A N/A N/A N/A N/A N/A N/A N/A		1.35 0.95 0.50 0.50 0.85 1.00 2.00 2.00	8/12/2009 8/12/2014 1/2/2014 1/2/2013 6/1/2012 1/2/2012 5/24/2010 5/24/2010
William J. Foote, VP and CFO	N/A 0. Total:0	N/A 10,000 Total: 10,000	3,378 N/A Total:3,378	(2)	1.50 1.75	1/19/2017 5/16/2016
Devaunshi Sampat, VP Northvale Sales and Marketing	0 20,000 33,335 24,000 31,500 28,000 20,000 20,000 7,500 Total: 184,335	13,500 0. 16,665 0. 0. 0. 0. 0. 0. Total:30,156	N/A N/A N/A N/A N/A N/A N/A N/A N/A		1.50 1.03 0.50 0.50 0.85 1.00 3.25 1.00 1.00	2/13/2016 1/12/2015 1/2/2014 1/2/2013 6/1/2012 1/2/2012 9/18/2010 1/2/2009 10/1/2007
William Miraglia, former CFO (3)	0. Total:0	0 Total:0	0.		0.	N/A

(1)             Not all options exercisable as of December 31, 2006 were “in-the-money” options as of that date.

(2)             Mr. Foote earned a grant of 3,378 stock options for performance in 2006.  This grant was awarded after the end of the fiscal year, on January 19, 2007.

(4)             Mr. Miraglia was removed as CFO and Secretary of the Company on May 16, 2006, and his employment terminated by the Company for cause on June 14, 2006.  All of Mr. Miraglia’s outstanding stock option grants were forfeited.

Option Exercises

The following table provides information concerning options exercised during 2006 by each of the executive officers named in the Summary Compensation Table.

Option Exercises and Stock Vested

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Daniel Lehrfeld, President and CEO (2)	30,000 @ $0.50	$25,800
William J. Foote, VP and CFO	N/A	N/A
Devaunshi Sampat, VP Northvale Sales and Marketing	N/A	N/A
William Miraglia, former CFO	N/A	N/A

(1)             The value realized on exercise is the number of shares exercised times the difference between the market price when exercised and the exercise price.

Compensation of Directors

Directors’ compensation consists of two components: cash (i.e. meeting attendance fees) and stock option grants.  Stock option grants are made by the Compensation Committee, and are intended to align the interests of the Company’s directors with that of other shareholders.  The Company does not require its directors to own stock.

Fees for non-employee directors were $500 during fiscal years 2006, 2005 and 2004 for each board meeting attended in person, and $250 for each meeting in which they participated via telephone.

At the January 19, 2007 meeting of the Compensation Committee the Committee approved, and at the meeting of the full Board on February 16, 2007 the Board ratified the addition of an annual retainer fee to Director compensation, effective January 1, 2007.  The annual retainer is $15,000 for the Chairman and $10,000 for other outside Directors.

In 2005, the board agreed to defer payment of fees to its Directors after October, 2005 in the interest of conserving cash.  The total deferral for all four outside directors amounted to $5,500 and was paid at mid-year in 2006.  Each outside director received 3,950 stock options exercisable at $1.50, in 2006, 11,000 stock options, exercisable at $1.03, in 2005 and 20,000 stock options, exercisable at $0.50 in 2004.

The table that follows provides information on components of Director compensation in 2006.

Director Compensation in Fiscal Year 2006

Name	Fees earned or paid in cash ($)	Option awards ($) (1), (2)	Total ($)
John C. Rich	14,750	4,926	19,676
Thomas H. Lenagh	14,750	4,926	19,676
Jan M. Winston	15,250	4,926	20,176
Luke P. LaValle, Jr.	14,500	1,726	16,226

(1)             The value of stock option awards is the value accrued and imputed to Company expenses in 2006 and reflected in 2006 net income.  Stock options vest over three years, one-third upon each anniversary of the grant.  Stock option expenses accrue proportionally over the three year vesting period.

(2)             The value of stock option grants are determined from the value computed in accordance with FASB 123R, using the Black-Scholes options pricing model with the following assumptions (unless otherwise noted): volatility of 119.26%, risk-free rate of return of 5.2%, dividend yield of 0%, and 10 year option life.

Compensation Committee Interlocks and Insider Participation

The following outside directors of the Company served as members of the Compensation Committee of the Company’s Board of Directors during 2006:  Mr. Jan M. Winston, Mr. Thomas H. Lenagh, Mr. Luke P. LaValle and Mr. John C. Rich.  None of these individuals are officers or employees of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information provided under the caption “Compensation Discussion and Analysis” set forth above.  Based on that review and those discussions, the Compensation Committee recommended to the Board that such “Compensation Discussion and Analysis” be included in the annual report.

(signed)

The Compensation Committee, Mr. Jan M. Winston, Chairman,

Mr. John C. Rich, Mr. Thomas H. Lenagh, Mr. Luke P. LaValle, Jr., members

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information available to the Company at the date hereof with respect to the security ownership of the Company’s Common Stock by (i) each of the Company’s directors and their nominees, (ii) named executive officers of the Company, (iii) all executive officers and directors as group, and (iv) the security ownership of each person known by the Company to beneficially own more than five percent (5%) of the Company’s common stock outstanding as of March 29, 2007.  Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options (including “out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity.  The address of each principal shareholder, unless otherwise indicated, is C/O Photonic Products Group, Inc., 181 Legrand Avenue, Northvale, NJ 07647.

Beneficial Ownership of Common Stock (1)

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Common Stock
Luke P. LaValle, Jr.	1,317	(2)	*
Thomas H. Lenagh	224,550	(3)	2.8%
John C. Rich	81,250	(4)	1.0%
Jan M. Winston	68,850	(5)	*
Daniel Lehrfeld	834,000	(6)	9.5%
Devaunshi Sampat	211,233	(7)	2.6%

William J. Foote	0		*

All Directors and Executive	1,421,200	(8)	15.3%
Officers as a group (7 persons)

Clarex, Ltd. & Welland Ltd.	10,151,914	(9)	65.8%
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas

William Nicklin	927,200	(10)	11.0%
3 Rivers Edge
Newburgh, NY 12550-1457

Brown Advisory Holdings, Inc.	1,055,250	(11)	13.2%
901 South Bond Street, Suite 400
Baltimore, MD 21231

* Less than 1%

(1)          Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the shares beneficially owned, subject to the information contained in the footnotes to the table.

(2)          Including 1,317 shares issuable upon conversion of options exercisable within 60 days.

(3)          Including 137,650 shares issuable upon conversion of options exercisable within 60 days.

(4)          Including 12,000 shares issuable upon conversion of convertible preferred stock and 62,650 shares issuable upon conversion of options exercisable within 60 days.

(5)          Including 4,000 shares issuable upon conversion of convertible preferred stock and 62,650 shares issuable upon conversion of options exercisable within 60 days.

(6)          Including 775,000 shares issuable upon conversion of options exercisable within 60 days and 48,000 shares issuable upon conversion of convertible preferred stock convertible within 60 days.  Also includes 5,000 shares held in a trust over which Mr. Lehrfeld has shared voting and investment power, and 6,000 shares held by Mr. Lehrfeld’s daughter, as to which shares he disclaims beneficial ownership.

(7)          Including 8,000 shares issuable upon conversion of convertible preferred stock and 198,833 shares issuable upon exercise of options exercisable within 60 days.

(8)          Including 72,000 shares issuable upon conversion of convertible preferred stock and 1,238,100 shares issuable upon conversion of options exercisable within 60 days.

(9)          Including 900,000 shares issuable upon conversion of preferred stock convertible within 60 days, 3,500,000 shares issuable upon conversion of convertible promissory notes at a per share conversion price of $1.00, and warrants to purchase 3,025,000 shares exercisable as follows: 2,625,000 at $1.35 per share, 200,000 at $1.08 per share and 200,000 at $0.425 per share

(10)    Including 523,450 shares over which Mr. Nicklin has shared voting power, 160,000 shares issuable upon conversion of convertible preferred stock and 243,750 shares issuable upon exercise of warrants at $1.35 per share.

(11)    Including 1,055,250 shares over which Brown Advisory Holdings, Inc. has shared investment power but no voting power.

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Key Employee Compensation Plan and the Company’s 2000 Equity Compensation Program, as of December 31, 2006.  These plans were the Company’s only equity compensation plans in existence as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	1,874,740	$1.25	3,344,940
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,874,740	$1.25	3,344,940

Item 13.                                                    Certain Relationships and Related Transactions

The documented ethics policies of the Company restrict certain types of related-party transactions between the Company and its directors, officers, and employees of the Company.  Specifically, compensation for services provided by directors, officers, and employees to the Company may not be through any source but the Company.  The Company’s policies do permit related-parties to participate in financial transactions, limited to financing via debt or equity.  In such instances, the Board of Directors has an informal policy of requiring that when financing through a related party, that the terms of such financing, including but not limited to interest rates and fees, are at least equal to or better than the terms obtainable via financing from other sources.

During the years ended December 31, 2005 and 2004, approximately 1% and 3%, respectively, of the Company’s net product sales were through a foreign agent, in which Warren Ruderman (deceased), who was a principal shareholder in those years, had an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents.

In December 2005, the Company entered into a financing arrangement in the amount of $700,000, with a major shareholder and debt holder of the Company, to fund the acquisition of capital assets needed to capture new business opportunities.  The funds were received in February 2006 and the Company issued a secured Promissory Note for $700,000.  The note is payable in installments over a term of seven years and bears interest at 6.75%.

During 2005, two notes for $1,000,000 and $1,500,000 due to Clarex, Ltd., a shareowner and debt holder, had their maturity dates extended from January 31, 2006 to December 31, 2008.

During 2004, Clarex, Ltd., a shareowner and debt holder received a 6% Convertible Promissory Note for $1,000,000 due March 2007.  This note was extended to March 31, 2008.

In March 2004, Clarex, Ltd. received 200,000 warrants for offering the 2003 $1,700,000 secured promissory note and an additional 200,000 warrants for extending the maturity date of the note to December 2008.

The Company’s Board of Directors has determined that each of its four outside directors, Mr. John C. Rich, Mr. Thomas H. Lenagh, Mr. Jan M. Winston, and Mr. Luke P. LaValle, Jr., has no material relationship with the Company (other than as director) and is therefore “independent” within the meaning of the current listing standards of the NASDAQ and the Sarbanes Oxley Act.  In its annual review of director independence, the Board of Directors considers all commercial, banking, consulting, legal, accounting or other business relationships any director may have with the Company.  The Board of Directors considers a “material relationship” to be one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its shareholders.  When assessing the “materiality” of a director’s relationship with the Company, the Board of Directors considers all relevant facts and circumstances not only from the standpoint of the director in his or her individual capacity, but also from the standpoint of the persons to whom the director is related and organizations with which the director is affiliated.

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

Audit Fees.  Audit fees billed or expected to be billed to the Company by the Company’s principal accountant for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2006 and 2005 totaled approximately $105,300 and  $110,000, respectively.

Audit-Related Fees.  The Company was billed $0 and $0 by the Company’s principal accountant for the fiscal years ended December 31, 2006 and 2005, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees.  The Company was billed an aggregate of $14,700 and $10,000 by the Company’s principal accountant for the fiscal years ended December 31, 2006 and 2005, respectively, for tax services, principally the preparation of income tax returns.

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

4.10	Extension of Promissory Note dated March 26, 2007 originally issued to Clarex, Ltd. on April 1, 2004
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2

Daniel Lehrfeld Employment Contract, dated October 20, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1	Consent of Holtz Rubenstein Reminick LLP Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Rich	Chairman of the Board	March 29, 2007
John C. Rich	of Directors

/s/ Daniel Lehrfeld	President, Chief	March 29, 2007
Daniel Lehrfeld	Executive Officer
and Director

/s/ Luke P. LaValle, Jr.	Director	March 29, 2007
Luke P. LaValle, Jr.

/s/ Thomas H. Lenagh	Director	March 29, 2007
Thomas H. Lenagh

/s/ Jan M. Winston	Director	March 29, 2007
Jan M. Winston

/s/ William J. Foote	Vice-President, Chief Financial Officer	March 29, 2007
William J. Foote	and Secretary

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of operations for the three years ended December 31, 2006

Consolidated statements of shareholders’ equity for the three years ended December 31, 2006

Consolidated statements of cash flows for the three years ended December 31, 2006

Notes to consolidated financial statements

Report of Independent Registered Certified Public Accountants on supplemental schedule

Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Photonic Products Group, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York

March 2, 2007

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,078,052	$1,156,563
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2006 and 2005)	2,396,486	2,265,934
Inventories	2,336,033	2,423,879
Other current assets	176,587	153,723
Total Current Assets	7,987,158	6,000,099
Plant and equipment:
Plant and equipment at cost	13,459,212	12,472,480
Less: Accumulated depreciation and amortization	(9,164,031)	(8,143,592)
Total plant and equipment	4,295,181	4,328,888
Precious Metals	130,732	130,732
Goodwill	1,869,646	1,869,646
Intangible Assets, net of accumulated amortization	908,708	987,272
Other Assets	124,835	164,384
Total Assets	$15,316,260	$13,481,021

Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of notes payable — Other	$100,079	$260,697
Accounts payable and accrued liabilities	2,495,398	2,426,692
Customer advances	987,963	652,264
Current obligations under capital leases	196,350	248,550
Total Current Liabilities	3,779,790	3,588,203

Related Party — Convertible and Secured Notes Payable	5,200,000	5,200,000
Notes Payable — Other, net of current portion	1,052,680	518,786
Capital Lease Obligations, Net of Current Obligation	47,087	244,625
Total Liabilities	10,079,557	9,551,614

Commitments	—	—

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,082 shares issued and outstanding at December 31, 2006 and 2,100 issued and outstanding at December 31, 2005	2,082,000	2,100,000

Common stock: $.01 par value; 60,000,000 authorized shares 7,882,074 issued at December 31, 2005 and 7,287,398 issued at December 31, 2005	78,820	72,862
Capital in excess of par value	11,926,815	11,145,243
Accumulated deficit	(9,335,982)	(9,873,748)
	5,251,653	3,944,357

Less — Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	5,236,703	3,929,407
Total Liabilities & Shareholders’ Equity	$15,316,260	$13,481,021

See Notes to Consolidated Financial Statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues
Net sales	$13,921,127	$13,785,057	$9,221,857

Cost and Expenses
Cost of goods sold	9,377,313	9,956,125	6,618,506
Selling, general and administrative expense	3,627,244	3,450,224	2,916,056
Internal research and development expense	—	20,279	97,685
	13,004,557	13,426,628	9,632,247

Operating profit (loss)	916,570	358,429	(410,390)

Other income (expense)

Interest expense, net	(402,154)	(504,509)	(358,940)
Settlement of insurance claim	300,000	—	—
Gain on sale of precious metals	—	135,931	—
Other	(21,150)	(1,249)	49
	(123,304)	(369,827)	(358,891)

Income (loss) before income tax provision (benefit) and preferred stock dividends	793,266	(11,398)	(769,281)

Income tax provision (benefit)	21,000	—	(96,344)

Net income (loss)	772,266	(11,398)	(672,937)

Preferred stock dividends	(234,500)	(134,000)	(164,820)

Net income (loss) applicable to common shareholders	$537,766	$(145,398)	$(837,757)

Net income (loss) per share — basic	$0.07	$(0.02)	$(0.15)

Net income (loss) per share — diluted	$0.06	$(0.02)	$(0.15)

Weighted average shares outstanding — basic	7,572,637	7,218,244	5,710,354

Weighted average shares outstanding — diluted	11,915,090	7,218,244	5,710,354

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in			Total
	Common Stock		(Series A)		(Series B)		excess of		Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Stock	Equity
Balance, December 31, 2003	5,445,903	54,459	500	500,000	2,100	2,100,000	9,535,523	(8,890,593)	(14,950)	3,283,439

401K contribution	25,891	259	—	—	—	—	12,686	—	—	12,945

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	163,480	(164,820)	—	—

Common stock private placement	1,581,000	15,810	—	—	—	—	1,157,174	—	—	1,172,984

Warrants issued to lender	—	—	—	—	—	—	167,698	—	—	167,698

Net loss for the period	—	—	—	—	—	—	—	(672,937)	—	(672,937)

Balance, December 31, 2004	7,186,794	71,868	500	500,000	2,100	2,100,000	$11,036,561	(9,728,350)	(14,950)	3,964,129

401K contribution	61,404	614	—	—	—	—	68,166	—	—	68,780

Dividend on Preferred Stock	39,200	380	—	—	—	—	38,808	(134,000)	—	(94,812)

Accelerated stock options	—	—	—	—	—	—	21,398	—	—	21,398

Costs of issuance of common stock	—	—	—	—	—	—	(19,690)	—	—	(19,690)

Net loss for the period	—	—	—	—	—	—	—	(11,398)	—	(11,398)

Balance, December 31, 2005	7,287,398	72,862	500	500,000	2,100	2,100,000	$11,145,243	(9,873,748)	(14,950)	3,929,407

401K contribution	144,836	1,448	—	—	—	—	149,053	—	—	150,501

Dividend on preferred stock	134,000	1,340	—	—	—	—	233,160	(234,500)	—	—

Issuance of common stock payable	174,800	1,760	—	—	—	—	152,252	—	—	154,012

Exercise of stock options	145,000	1,450	—	—	—	—	111,380	—	—	112,830

Cancellation of common stock	(3,960)	(40)	—	—	—	—	40	—	—	—

Cancellation of preferred stock	—	—	—	—	(18)	(18,000)	18,000	—	—	—

Share-based compensation expense	—	—	—	—	—	—	117,687	—	—	117,687

Net income for the period	—	—	—	—	—	—		772,266	—	772,266

Balance, December 31, 2006	7,882,074	$78,820	500	$500,000	2,082	$2,082,000	$11,926,815	$(9,335,982)	$(14,950)	$5,236,703

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$772,266	$(11,398)	$(672,937)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,099,003	1,025,074	713,080
Gain on sale of precious metal	—	(135,931)	—
401K common stock contribution	150,501	68,780	12,945
Stock option acceleration expense	—	21,298	—
Share-based compensation	117,687	—	—
Change in allowance for doubtful accounts	—	(73,000)	—
Inventory reserve	102,817	(254,526)	372,106

Changes in assets and liabilities:
Accounts receivable	(130,552)	(744,939)	(10,756)
Inventories	(14,971)	309,720	(486,535)
Unbilled contract costs	—	—	191,767
Other current assets	(22,864)	(66,184)	(10,599)
Other assets	39,549	28,981	28,133
Accounts payable and accrued liabilities	222,718	81,740	599,590
Customer advances	335,699	110,546	(105,291)
Total adjustments	1,899,587	371,659	1, 304,440
Net cash provided by operating activities	2,671,853	360,261	631,503

Cash flows from investing activities:
Capital expenditures	(986,732)	(453,615)	(1,013,569)
Proceeds from sale of precious metals	—	314,764	—
Cash used for business acquisition, net	—	—	(732,000)

Net cash used in investing activities	(986,732)	(138,851)	(1,745,569)

Cash flows from financing activities:
Net proceeds (uses) from issuance of common stock	112,830	(19,492)	1,172,984
Proceeds from secured notes payable	700,000	—	—
Proceeds from senior convertible debentures	—	—	1,000,000
Principal payments of notes payable	(326,724)	(166,515)	(847,907)
Principal payments of bank debt
Principal payments of capital lease obligations	(249,738)	(272,347)	(99,664)

Net cash provided by (used in) financing activities	236,368	(458,354)	1,225,413

Net increase (decrease) in cash and cash equivalents	1,921,489	(236,944)	111,347

Cash and cash equivalents at beginning of the year	1,156,563	1,393,507	1,282,160

Cash and cash equivalents at end of the year	$3,078,052	$1,156,563	$1,393,507

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2006

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

b.                                      Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries.  Upon consolidation, all inter-company accounts and transactions are eliminated.

c.                                       Accounts receivable

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debts history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.

d.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost includes material, labor and overhead.

The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow moving or discontinued.  Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

e.                                       Fixed Assets

Fixed assets are depreciated using the straight-line method over the estimated useful lives of the related assets which range between 5 and 7 years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods.  Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded.

f.                                         Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No, 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

h.                                      Acquired Goodwill and Intangible assets

Acquired intangible assets and goodwill consists of goodwill approximating $1,870,000 and other intangible assets, principally of non-contractual customer relationships that approximated $1,100,000.  The intangible assets are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.

The gross carrying amount of intangible assets as of December 31, 2006, and as of December 31, 2005 was $1,100,000, respectively.  Accumulated amortization related to intangible assets approximates $191,000 as of December 31, 2006 and $113,000 as of December 31, 2005.  Amortization expense was approximately $79,000 for the year ended December 31, 2006 and $81,000 for the year ended December 31, 2005.  Aggregate amortization for the five succeeding years from January 1, 2007 through December 31, 2011 approximates $405,000, accumulating at the rate of $81,000 per year.  The weighted average life of the Company’s intangible assets is 11.5 years.

The changes in the carrying amounts of goodwill, by acquisition, for the year ended December 31, 2006, are as follows:

	Balance Jan. 1, 2006	Goodwill Additions	Purchase Price Adjustment	Balance Dec. 31, 2006
Laser Optics	$311,572	$—	$—	$311,572

MRC	$1,558,074	$—	$—	$1,558,074

Total	$1,869,646	$—	$—	$1,869,646

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(95,583)	$454,354
Completed technology	362,958	(63,085)	299,873
Trademarks	186,979	(32,498)	154,481

Total	$1,099,874	$(191,166)	$908,708

	At December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(56,301)	$493,636
Completed technology	362,958	(37,159)	325,799
Trademarks	186,979	(19,142)	167,837

Total	$1,099,874	$(112,602)	$987,272

i.                                          Stock-based compensation

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

As a result of the adoption of FAS 123 (R), the Company’s results for the year ended December 31, 2006 include share-based compensation expense totaling $118,000.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($31,000), and selling, general and administrative expenses ($87,000), as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.  Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2005 was $-0-.  In the fourth quarter of 2005, the Company’s Board of Director approved the acceleration of certain stock option grants which resulted in the Company recognizing stock-based compensation expense of $21,000 for the year.

Stock-based compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2006 and December 31, 2005 was $1.46 and $1.02, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for grants during the years ended December 31, 2006, 2005 and 2004:

	Years Ended
	December 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Volatility	121.1%	210.5%	166.3%
Risk-free interest rate	5.2%	5.2%	5.2%
Expected life	10 years	10 years	10 years

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption.  The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior years’ comparable period.

	Years Ended December 31,
	2005	2004
Net loss:
As reported	$(11,398)	$(672,937)
Add: Stock-based employee Compensation included in reported net loss, net of related tax effects	21,398	—
Less: Stock based employee compensation expense determined under fair value based method, net of related tax effects	(140,630)	(237,565)
Pro forma	$(130,630)	$(910,502)

Net loss per share:
Basic:
As reported	$(.02)	$(.15)
Pro forma	$(.02)	$(.19)
Diluted:
As reported	$(.02)	$(.15)
Pro forma	$(.02)	$(.19)

The Company granted 77,000 options under the Plan during the year ended December 31, 2006 at exercise prices ranging between $1.50 and $1.75, which was equal to the closing market price on the date of each grant.  For the year ended December 31, 2005, the Company granted 125,500 options at an exercise price equal to the closing market price on the date of each grant, ranging between $0.99 and $1.03.

The following table represents our stock options granted, exercised, and forfeited during 2006.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	2,194,800	$1.16
Granted	77,200	$1.53
Exercised	(145,000)	$0.78
Forfeited/expired	(252,300)	$1.11
Outstanding atDecember 31, 2006	1,874,700	$1.25	4.6	$0.42

Exercisable at December 31, 2006	1,728,276	$1.28	4.4	$0.39

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2006.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested — January 1, 2006	296,126	$0.69
Granted	77,200	$1.46
Vested	(204,802)	$0.49
Forfeited	(22,100)	$1.43
Non-vested — December 31, 2006	146,424	$0.85

As of December 31, 2006, there was $56,600 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.3 years.  The total fair value of shares vested during the years ended December 31, 2006 and 2005, was $101,000 and $141,000, respectively.

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

l.                                          Precious metals

Precious metals not consumed in the manufacturing process are valued at the lower of cost, on a first-in, first-out basis.

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

n.                                      Advertising costs

Advertising costs included in selling, general and administrative expenses were $27,000, $34,000 and $28,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Advertising costs are charged to expense when the related services are incurred or related events take place.

o.                                      Statements of cash flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months, or less, to be cash equivalents.

Interest paid during the years ended December 31, 2006, 2005 and 2004 was $116,000, 183,000 and $194,000, respectively.

Income taxes paid were $7,000 in 2006, $7,000 in 2005, and $1,200 in 2004.

In 2005, non- cash transactions resulting from the exchange of debt for stock amounted to $59,200.

There were no adjustments to goodwill in 2006.  In 2005, non- cash transactions resulting from goodwill adjustments amounted to $141,675.

p.                                      Concentration of risk

The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings.  Generally, the investments mature within three to six months, and therefore, are subject to little risk.  The Company has not experienced losses related to these investments.

The concentration of credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue.  The Company generally does not require collateral but, in some cases, the Company negotiates cash advances prior to the undertaking of the work.  These cash advances are recorded as current liabilities on the balance sheet until corresponding revenues are realized.

The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

q.                                      Net income (loss) per common share

The basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income (loss) per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.  For the years ended December 31, 2005 and 2004, the effect of outstanding stock options, warrants, convertible preferred shares and convertible notes is anti-dilutive since the Company had net losses, and has been excluded from the calculation of diluted net loss per share.  The weighted average number of common shares plus common equivalent shares outstanding for the year ended December 31, 2006 was 11,915,090.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share”)

	Year ended December 31,
	2006 (1)	2005 (2)	2004 (2)
Numerators

Net income (loss) applicable to common shareholders—basic	$537,766	$(145,398)	$(837,757)
Interest on Convertible Debt	210,000	—	—
Net income (loss) applicable to common shareholders—diluted	$747,766	$(145,398)	$(837,757)

Denominators

Weighed average shares outstanding—Basic	7,572,637	7,218,244	5,710,354
Convertible Debt	3,500,000	—	—
Warrrants	287,353	—	—
Stock options	555,100	—	—
Weighted average shares outstanding—diluted	11,915,090	7,218,244	5,710,354

Net income (loss) per common share—basic	$0.07	$(0.02)	$(0.15)
Net income (loss) per commons share—diluted	$0.06	$(0.02)	$(0.15)

(1)             For the year ended December 31, 2006, 1,332,800 shares on the conversion of convertible debt have not been included in dilutive shares as the effect would be anti-dilutive.

(2)             For the year ended December 31, 2005 and 2004, all options, convertible debt, warrants and convertible preferred shares have not been included in dilutive shares as the effect would be anti-dilutive.

r.                                         Shipping and handling costs

The Company has included freight out as a component of selling, general and administrative expenses that amounted to $27,000 in 2006, $32,000 in 2005 and $31,000 in 2004.  When applicable the Company bills its customers for freight costs.

s.                                                              Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, the year beginning January 1, 2007 for the Company. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  The Company does not expect the adoption of FIN 48 to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company.  The Company does not expect the adoption of SFAS No.157 to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company.  We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.

2.             Impact of Unauthorized Personal Transactions by Former CFO

The results of an investigation by our Audit Committee through an independent forensic accounting specialist revealed that over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling $860,000.  This included unauthorized charges on the Company’s debit card of approximately $711,000.  In addition, the investigation discovered that Mr. Miraglia made payments totaling $94,500, by check to the IRS with respect to a personal tax levy against him over a period of approximately two years (third quarter 2004 through second quarter 2006), in addition to other unapproved payments and misappropriation of funds totaling approximately $36,000.  As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.

A summary of unauthorized personal transactions which occurred from approximately the second quarter of 2000 through the second quarter of 2006, follows:

	QUARTER ENDED
	March 31	June 30	September 30	December 31	TOTAL

From the second quarter 2000 to December 31, 2000	$ n/a	$1,000	$24,000	$25,000	$50,000
From January 1, 2001 to December 31, 2001	31,000	50,000	17,000	15,000	113,000
From January 1, 2002 to December 31, 2002	20,000	21,000	8,000	16,000	66,000
From January 1, 2003 to December 31, 2003	15,000	32,000	54,000	29,000	130,000
From January 1, 2004 to December 31, 2004	44,000	43,000	67,000	81,000	235,000
From January 1, 2005 to December 31, 2005	39,000	62,000	52,000	55,000	209,000
Total through December 31, 2005					$803,000
From January 1, 2006 to June 30, 2006	47,000	10,000	—	—	57,000
Total Unauthorized Personal Transactions					$860,000

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

3.         Inventories

Inventories are comprised of the following:

	December 31,
	2006	2005

Raw materials	$635,000	$616,000
Work in process, including manufactured parts and components	1,213,000	1,350,000
Finished goods	488,000	458,000
	$2,336,000	$2,424,000

4.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2006	2005
Office and computer equipment	$1,126,000	$1,067,000
Machinery and equipment	10,381,000	9,505,000
Leasehold improvements	1,952,000	1,900,000
	13,459,000	12,472,000
Less accumulated depreciation and amortization	9,164,000	8,143,000
	$4,295,000	$4,329,000

5.         Subordinated Convertible Promissory Notes

In April 2004, the Company received $1,000,000 from the issuance of a Subordinated Convertible Promissory Note.  The note is due in March 2008 and bears an interest rate of 6%.  The note was extended from its original maturity date of March 31, 2007.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  As a result of the June 2004 private placement, the note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The Holder of the Note is a major shareholder of the Company.

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

6.         Notes Payable - Other

In December 2005, the Company entered into a financing arrangement in the amount of $700,000, with a major shareholder and debt holder of the Company, to fund the acquisition of capital assets needed to capture new business opportunities.  The funds were received in February 2006 and the Company issued a secured Promissory Note for $700,000.  The note is payable in installments over a term of seven years and bears interest at 6.75%.

As part of the purchase price of MRC on October 19, 2004, a $175,000 Note was issued to the sole shareholder of the company.  The note bears interest at the rate of 6% per annum and is payable annually on the anniversary of the closing date.  Under the terms of the note, $50,000 of the note amount was repaid on October 19, 2006.  The remaining portion of the note along with any accrued unpaid interest shall be paid in full on October 19, 2009.  Three notes, totaling $295,725, were assumed from note holders of MRC.  The notes bear interest rates from 6.0% to 10.5% and are payable from 2 to 4 years.  During FY 2005 two of the notes totaling $199,525 were exchanged for two notes totaling $125,000, 80,000 shares of common stock of the Company and 60,000 warrants convertible into 60,000 shares of common stock at $1.35 per share.  A note payable to the SBA was also assumed by the Company.  The note in the amount of $390,497 bears interest at the rate of 4.0% and is due in 2032.

At the time of the purchase of Laser Optics, Inc., the Company converted certain liabilities to notes payable.  Notes totaling $100,728 were issued to former officers of Laser Optics, Inc. for back pay and un-reimbursed business expenses.  A note in the amount of $86,777 was also issued to the former landlord for back rent.  These note had repayment terms over three years and were fully repaid in 2006.

Notes payable, other consist of the following:

	December 31,
	2006	2005
Notes payable, other, payable in aggregate including interest at monthly installments of $20,000 rates ranging from 2.0% to 10.5% expiring in April 2032, and a once yearly payment including interest of $60,500	$1,152,759	$779,483
Less current portion	100,079	260,697
Long-term debt, excluding current portion	$1,052,680	$518,786

Notes payable other, mature as follows:

2007	$100,079
2008	107,389
2009	235,385
2010	114,717
Thereafter	595,189

$1,152,759

7.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2006	2005
Trade accounts payable and accrued purchases	$575,261	$668,352
Accrued vacation	332,031	335,153
Accrued payroll	200,497	217,653
Accrued interest	1,043,500	748,048
Accrued state taxes payable	14,700	—
Accrued bonus	76,500	53,990
Accrued common stock payable	—	155,200
Accrued 401K common stock contribution	164,623	140,689
Accrued expenses — other	82,280	107,607
	$2,495,398	$2,426,692

8.         Capital Lease Obligations

Capital lease obligations consist of the following:

	December 31,
	2006	2005
Capital leases, payable in aggregate monthly installments ranging from $22,000, to $14,000 including interest at rates ranging from 11.0% to 11.6% expiring through April 2008	$243,437	$493,175
Less current portion	196,350	248,550

Long-term debt, excluding current portion	$47,087	$244,625

Maturities of capital leases are as follows:

Year Ending
December 31,

2007	213,256
2008	49,141

Total minimum payments	262,397
Less amounts representing interest	18,961

Present value of minimum payments	$243,437

Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $858,000 and $196,000 at December 31, 2006.

9.                          Income Taxes

A reconciliation of the income tax provision (benefit) computed at the statutory Federal income tax rate to the reported amount follows:

	Year Ended
	December 31,
	2006	2005	2004
Federal statutory rate	34.0%	(34.0)%	(34.0)%
Net operating loss carryforward - Federal	(34.0)
Loss in excess of available benefit		34.0	34.0
State tax provision (benefit)	9.0		(12.5)
Net Operating Loss carryforward - State	(5.5)
Allowable state manufacturing credit	(1.5)
Effective income tax rate	2.0%	—%	(12.5)%

At December 31, 2006, the Company has Federal and State net operating loss carry forwards for tax purposes of approximately $9,805,000 and $0, respectively.  The tax loss carry forwards expire at various dates through 2025.

In 2004, the Company sold $1,550,800 of their NOL for $96,344 as part of a program enacted by the State of New Jersey that allowed new or emerging technology and biotechnology businesses to sell their unused Net Operating Loss (NOL) carryover to any corporation for at least 75% of the value of the tax benefits.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs.  Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

The provision (benefit) for income taxes consists of the following:

	Years Ended
	December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	21,000	—	(96,344)
Deferred:
Federal	—	—	—
State	—	—	—

Total	$21,000	$—	$(96,344)

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2006	2005

Inventory reserves	$323,000	$283,000
Vacation liabilities	126,000	127,000
Section 263A adjustment	12,000	19,000
Depreciation	(116,000	(83,000
Loss carry forwards	2,720,000	3,424,000
Gross deferred tax assets	3,065,000	3,936,000
Valuation allowance	(3,065,000)	(3,936,000)
	$—	$—

10.                               Related Party Transactions

During the years ended December 31, 2005 and 2004, approximately 1% and 3%, respectively, of the Company’s net product sales were through a foreign agent, in which Warren Ruderman (deceased), a principal shareholder in those years, had an investment.  Terms of sales to this foreign agent were substantially the same as to unrelated foreign agents

In December 2005, the Company entered into a financing arrangement in the amount of $700,000, with a major shareholder and debt holder of the Company, to fund the acquisition of capital assets needed to capture new business opportunities.  The funds were received in February 2006 and the Company issued a secured Promissory Note for $700,000.  The note is payable in installments over a term of seven years and bears interest at 6.75%.

During 2005, two notes for $1,000,000 and $1,500,000 due to Clarex, Ltd., a shareowner and debt holder, had their maturity dates extended from January 31, 2006 to December 31, 2008.

During 2004, Clarex, Ltd., a shareowner and debt holder received a 6% Convertible Promissory Note for $1,000,000 due March 2007.  This note was extended to March 31, 2008.  In March 2004, Clarex, Ltd. received 200,000 warrants for offering the 2003 $1,700,000 secured promissory note and an additional 200,000 warrants for extending the maturity date of the note to December 2008.

During 2003, Clarex, Ltd. a shareowner and debt holder received a 6% Secured Promissory Note for $1,700,000 due December 2005, that was subsequently extended to December 31, 2008.  In October 2003, Clarex, Ltd., received a $1,500,000, 6% Convertible Promissory Note due January 2006 that was subsequently extended to December 31, 2008.

During 2002, Welland Ltd., a related party to Clarex, Ltd., received a 6% Subordinated Convertible Promissory Note due January 31, 2006, that was subsequently extended to December 31, 2008, resulting in proceeds to the Company of $1,000,000.

11.                               Commitments

a.                                       Lease commitment

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease.  In September 2006, the lease was renewed for a two year term to October 31, 2008, at substantially the same terms.  The Company has also negotiated an option to renew the Northvale lease for two additional two year terms running through October 21, 2012.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006.  During 20006, MRC Optics negotiated terms for the renewal the lease until August 31, 2008 and a renewal period for an additional two years, at the option of the Company.

Rental expense was approximately $549,000, $525,000 and $370,000 in 2006, 2005 and 2004, respectively, and real estate taxes were $98,200, $95,000, and $64,000 in 2006, 2005 and 2004, respectively.

Future minimum annual rentals are payable as follows:

Year Ending
December 31,
2007	$548,000
2008	$416,000

b.                                      Retirement plans

The Company maintains a 401(k) savings plan for all eligible employees (as defined in the plan).  The 401(k) plan allows employees to contribute up to 20% of their compensation on a salary reduction, pre-tax basis up to the statutory limitation.  The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions based on a pre-determined formula.

In 2006, the Company matched employee contributions in the amount of $164,623 contributed in the form of 124,133 shares of the Company’s common stock, distributed in March 2007.  The Company contributed $150,501 in the form of 144,836 shares of the Company’s common stock in 2005, distributed in March 2006.  The Company contributed $68,780 in the form of 61,404 shares of the Company’s common stock in 2004, distributed in March 2005.

c.                                       Employment agreements

The Company is party to an employment agreement with an officer that provides for a minimum annual salary.  The aggregate minimum commitment under this agreement is as follows:

Year Ending
December 31,
2006	$187,500
2007	$187,500
2008	$187,500
2009	$187,500

Should the agreement be terminated without cause during the term of the contract, the officer would be entitled to one year’s salary payable within 30 days plus accrued bonus, if earned, and vested stock options would be exercisable for three years.

12.          Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2006		2005		2004
Category	Sales	%	Sales	%	Sales	%
Optical Components	$12,761,000	92	$12,279,000	89	$7,877,000	85
Laser Accessories	1,160,000	8	1,506,000	11	1,345,000	15
TOTAL	$13,921,000	100	$13,785,000	100	$9,222,000	100

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 10%, 14%, and 12% of product sales in 2006, 2005 and 2004, respectively.  No single foreign customer accounted for more than 10% of product sales in 2006, 2005, or 2004.

In 2006, three domestic customers accounted for 15%, 16%, and 11%, of sales.  Each of these three customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for the U.S. and allied foreign governments.  In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales.  These two customers, were two of the same three 2006 customers.  In 2004, two U.S. customers each accounted for 12% of sales, and one customer accounted for 10% of sales.  The first two are defense industry electro-optics manufacturers, while the third customer manufactures process control and metrology systems.  In the short-term, the loss of any of these customers would have a significant negative impact on the company and its business units.

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 10%, 14%, and 12% of product sales in 2006, 2005 and 2004, respectively.  No single foreign customer accounted for more than 10% of product sales in 2006, 2005, or 2004.

In 2006, three domestic customers accounted for 15%, 16%, and 11%, of sales.  Each of these three customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for the U.S. and allied foreign governments.  In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales.  These two customers, were two of the same three 2006 customers.  In 2004, two U.S. customers each accounted for 12% of sales, and one customer accounted for 10% of sales.  The first two are defense industry electro-optics manufacturers, while the third customer manufactures process control and metrology systems.  In the short-term, the loss of any of these customers would have a significant negative impact on the company and its business units.

13.                               Shareholders’ Equity

a.                                       Common shares reserved at December 31, 2006, are as follows:

1991 Stock option plan	302,500
2000 Stock option plan	6,000,000
Convertible preferred stock	1,340,000
Subordinated convertible notes	3,500,000
Warrants	4,487,000

b.                                      Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series.  The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.  Series A consist of 500 shares at a stated value of $1,000 per share convertible into common shares at the rate of $1.00 per share.  Series B consist of 2,082 shares at a stated value of $1,000 per share convertible into common shares at the rate of $2.50 per share.

For the years ended December 31, 2006, 2005 and 2004, the Company paid a common stock dividend on preferred stock of 134,000 common shares for each year equal to $235,000, $134,000 and $165,000, at the closing market price of the common shares on the issue date, respectively.

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

A summary of the status of the Company’s stock option program as of December 31, 2006, 2005 and 2004, and changes during the years then ended is presented below:

	Years Ended
	December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,194,800	$1.18	2,126,100	$1.21	1,453,600	$1.42
Granted	77,200	1.53	139,500	1.03	680,000	0.74
Exercised	(145,000)	0.78	—	—	—	—
Expired	—	—	(2000)	1.25	—	—
Forfeited	(252,300)	1.11	(68,800)	1.18	(7,500)	.50
Outstanding, end of year	1,874,700	1.25	2,194,800	1.18	2,126,100	1.21
Options exercisable, end of year	1,728,276	1.28	1,666,124	1.43	1,301,047	1.53
Weighted-average fair values of options granted during year		$1.46		$1.03		$.67

Warrants outstanding expire from March 2008 to July 2009 as per the below schedule:

Shares	Exercisable through	Exercise Price	Fair Value
1,448,026	July 2009	$1.35	$1.29
200,000	May 2008	$1.08	$.42
200,000	March 2008	$.425	$.42
60,000	July 2009	$1.35	$1.31

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $2.00	1,759,600	7.38	$1.08	1,613,167	$1.10
$3.00 - $5.00	115,100	5.09	$3.56	115,100	$3.56

14.                               Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2006 approximates fair value.

15                                  Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2006	First	Second	Third	Fourth

Net sales	$3,662,776	$3,531,420	$3,049,333	$3,677,598
Gross profit	1,187,617	1,121,216	882,936	1,352,045
Net Income	201,653	6,839	173,000	390,774
Net Income (loss) per share - Basic	0.03	(0.03)	0.02	0.05
Net Income (loss) per share - Diluted	0.02	(0.03)	0.02	0.04

Year 2005	First	Second	Third	Fourth

Net sales	$3,233,846	$3,107,079	$3,581,339	$3,862,793
Gross profit	597,601	745,376	1,105,767	1,380,188
Net Income (loss)	(374,884)	(286,248)	307,524	342,210
Net Income (loss) per share - Basic	(0.05)	(0.06)	.04	.05
Net Income (loss) per share - Diluted	(0.05)	(0.06)	.03	.03

Year 2004	First	Second	Third	Fourth

Net sales	$1,805,802	$1,917,221	$2,582,372	$2,916,372
Gross profit	277,393	532,589	846,991	946,377
Net Income (loss)	(489,393)	(264,722)	95,167	(13,430)
Net Income (loss) per share - Basic	(0.09)	(0.08)	.01	(0.2)
Net Income (loss) per share - Diluted	(0.09)	(0.08)	.01	(0.2)

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

The audits referred to in our report dated March 2, 2007 relating to the consolidated financial statements of Photonic Products Group, Inc. and subsidiaries, which is contained in Item 8 in the Form 10K, include the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended December 31, 2006, 2005 and 2004.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

It is our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Holtz Rubenstein Reminick LLP
Melville, NY

March 2, 2007

Schedule II —Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Acquired Balance	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	$15,000	—	—	—	$15,000
Year ended December 31, 2005	$40,000			$25,000	$15,000
Year Ended December 31, 2004	$40,000	—	—	—	$40,000

Reserve for Inventory Obsolescence
Year ended December 31, 2006	$746,000	$103,000	—	—	$849,000
Year ended December 31, 2005	$807,000	$(61,000)	—	—	$746,000
Year ended December 31, 2004	$992,000	$(185,000)	—	—	$807,000