Form 10-Q
period 2007-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2007-05-14
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common shares of stock outstanding as of May 14, 2007:
8,965,987 shares

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,247,841	$3,078,052
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2007 and 2006)	2,195,254	2,396,486
Inventories	2,571,726	2,336,033
Other current assets	147,512	176,587
Total Current Assets	8,162,333	7,987,158
Plant and equipment,
Plant and equipment at cost	13,489,453	13,459,212
Less: Accumulated depreciation and amortization	(9,428,527)	(9,164,031)
Total plant and equipment	4,060,926	4,295,181
Precious Metals	130,732	130,732
Goodwill	1,869,646	1,869,646
Intangible Assets	889,068	908,708
Other Assets	127,389	124,835
Total Assets	$15,240,094	$15,316,260

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable — Other	$100,079	$100,079
Accounts payable and accrued liabilities	2,113,967	2,495,398
Customer advances	769,891	987,963
Current obligations under capital leases	152,769	196,350
Convertible note payable due within one year	1,000,000	—
Total current liabilities	4,136,706	3,779,790

Secured and Convertible Notes Payable	4,200,000	5,200,000
Other Long Term Notes	1,028,239	1,052,680
Capital Lease Obligations	27,788	47,087
Total liabilities	9,392,733	10,079,557

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; 500 shares issued and outstanding respectively	500,000	500,000

10% convertible preferred stock, Series B no par value; 2,082 shares issued and outstanding respectively	2,082,000	2,082,000

Common stock: $.01 par value; 60,000,000 authorized 8,006,207 shares issued at March 31, 2007 and 7,882,074 issued December 31, 2006	80,061	78,820
Capital in excess of par value	12,101,372	11,926,815
Accumulated deficit	(8,901,122)	(9,335,982)
	5,862,311	5,251,653
Less — Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	5,847,361	5,236,703
Total Liabilities & Shareholders’ Equity	$15,240,094	$15,316,260

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Total Revenue	$3,540,874	$3,662,776

Cost and Expenses:
Cost of goods sold	2,159,374	2,475,159
Selling, general & administrative expenses	856,728	873,136
Total Cost and Expenses	3,016,102	3,348,295

Income from operations	524,772	314,481

Other expense:
Interest expense, net	74,912	112,828

Net income before income taxes	449,860	201,653

Provision for income taxes	15,000	—

Net income applicable to common shareholders	$434,860	$201,653

Net income per common share—basic	$0.06	$0.03
Net income per common share—diluted	$0.04	$0.02

Weighted average shares outstanding—basic	7,902,763	7,311,537
Weighted average shares outstanding—diluted	13,491,585	12,539,640

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$434,860	$201,653

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	284,136	261,653
401K common stock contribution	166,693	150,501
Stock based compensation	9,105	30,204
Changes in assets and liabilities:
Accounts receivable	201,232	99,144
Inventories	(235,693)	(61,052)
Other current assets	29,075	(131,168)
Other assets	(2,554)	(10,950)
Accounts payable and accrued liabilities	(381,431)	(120,995)
Customer advances	(218,072)	282

Total adjustments	(147,509)	217,619
Net cash provided by operating activities	287,351	419,272

Capital expenditures	(30,241)	(800,071)
Net cash used in investing activities	(30,241)	(800,071)

Cash flows from financing activities:
Proceeds from promissory note	—	700,000
Principal payments of notes payable	(24,441)	(59,713)
Principal payments of capital lease obligations	(62,880)	(61,396)

Net cash (used in) provided by financing activities	(87,321)	578,891

Net increase in cash and cash equivalents	169,789	198,092

Cash and cash equivalents at beginning of period	3,078,052	1,156,563

Cash and cash equivalents at end of period	$3,247,841	$1,354,655

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended and notes thereto included in the Company’s report on Form 10-K and Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market basis (net realizable value).  Work in process inventory for the period is stated at actual cost, not in excess of estimated realizable value.  Costs include labor, material and overhead.

Inventories are comprised of the following:

	March 31,	December 31,
	2007	2006

Raw materials	$720,000	$635,000
Work in process, including manufactured parts and components	1,398,000	1,213,000
Finished goods	454,000	488,000
	$2,572,000	$2,336,000

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

Net Income Per Share

The basic net income per share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$434,860	7,902,763	$0.06	$201,653	7,311,537	$0.03
Effect of dilutive securities
Convertible Debt	52,500	3,500,000		52,500	3,500,000
Convertible Preferred Stock		500,000			500,000
Warrants		921,457			474,306
Options		667,365			753,797
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$487,360	13,491,585	$0.04	$254,153	12,539,640	$0.02

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

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards(“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended March 31, 2007 include share-based compensation expense totaling $9,105.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($2,442), and selling, general and administrative expenses ($6,663), as appropriate.  For three months ended March 31, 2006, share-based compensation expense was $30,204 including $4,398 within cost of goods sold and $25,806 within selling, general and administrative expense, as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2007 and 2006 was $1.47 and $1.43, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2007, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The expected term is based upon the contractual term of the options.  The Company’s uses the available rate on zero-coupon government obligations with a remaining term equal to the expected life of the options as the basis for its risk-free interest rate.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Expected term (in years)	10	10
Expected volatility	144.9%	119.4%
Expected dividend yield	0%	0%
Risk-free interest rate	4.7%	5.2%

The Company granted 29,039 options under the Plan during the three months ended March 31, 2007 at an exercise price of $1.50 per share.  In the three months ended March 31, 2006, 67,200 options were granted at an exercise price of $1.50 per share.  Stock grants are issued at a price that is equal to the closing market price on the date of each grant.

The following table represents our stock options granted, exercised, and forfeited during the first three months of 2007.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price	Contractual	Value
Stock Options		per Option	Term
Outstanding at January 1, 2007	1,879,700	$1.25	4.6 years	$0.42
Granted	29,039	$1.50
Exercised	-0-
Forfeited/expired	-0-
Outstanding at March 31, 2007	1,908,739	$1.23	5.09 years	$0.52

Exercisable at March 31, 2007	1,839,618	$1.22	4.87 years	$0.53

The following table represents non-vested stock options granted, vested, and forfeited during the three months ended March 31, 2007.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested January 1, 2007	146,424	$0.85
Granted	29,039	$1.50
Vested	(106,343)	$0.50
Forfeited	-0-
Non-vested March 31, 2007	69,120	$1.54

As of March 31, 2007, there was $89,896 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.  The total fair value of shares vested during the three months ended March 31, 2007 and 2006, was $65,000 and $152,000, respectively.

NOTE 2 — CONVERSION OF CONVERTIBLE PREFERRED SHARES

On April 16, 2007, the Company called for the redemption of its Series A 10% Convertible Preferred Stock (the “Series A”).  On April 30, 2007, the Company received notice that Clarex Limited, the holder of all the shares of the Series A, elected to convert the 500 Preferred shares into 500,000 shares of the Company’s common stock, in accordance with the Series A Agreement.

NOTE 3 — IMPACT OF UNAUTHORIZED PERSONAL TRANSACTIONS BY FORMER CFO

As previously reported, over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling $860,000.

These transactions were entered by the former CFO into the Company’s accounts as Selling, General and Administrative expenses.  Although the transactions were unauthorized and personal in nature, based upon a review of the accounting treatment of individual transactions, the Company concluded that all material charges have been reflected as part of the reported expenses, reported net income, earnings per share and cash flows in the appropriate periods.  A total of $47,000 was recorded in Selling, General and Administrative expenses in the first quarter of 2006.  A claim to recover a portion of these losses under the Company’s employee dishonesty insurance policy was settled in the third quarter of 2006 in the amount of $300,000, the policy limit, and has been reflected in the Company’s financial results for 2006.

As a result of the foregoing discoveries, Mr. Miraglia was terminated for cause from his employment with the Company on June 14, 2006.  Upon termination of his employment, Mr. Miraglia signed an agreement to make restitution to the Company.  To date, he has repaid $5,000.  In light of a number of factors, the Company does not believe that any significant recoveries from Mr. Miraglia are likely in the near term, but the Company is keeping all of its options open.  The Company has been cooperating with the U.S. Attorney’s office in its ongoing investigation into this matter.

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

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “target”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Actual results may vary from these forward-looking statements for many reasons, including the following factors:

•                  adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers

•                  actions by competitors

•                  inability to add new customers and/or maintain customer relationships

•                  inability to retain key employees.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 30, 2007.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  Except as required by law, we undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Critical Accounting Policies

Our significant accounting polices are described in Note 1 of the Consolidated Financial Statements.  In preparing our financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006.

Results of Operations

PPGI’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion instruments, that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches.  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended March 31, 2007 were $3,541,000 as compared with total sales of $3,663,000 for the same three months in 2006, a decrease of 3.3%.  Sales of custom optical components in this quarter decreased by approximately 4.3% from the same period in the prior year, with a reduction in demand for UV filter crystals from a defense industry OEM customer.  This was offset somewhat by an approximately 1% increase in sales of laser accessories.  Sales of optical components remained strong to customers within the aerospace/defense and process control and metrology industry sectors.  Shipments to two aerospace/defense industry customers in the first quarter represented 15.3% and 18.8% of total sales in the period, respectively.  During fiscal year 2006 sales to two aerospace customers represented 13.0% and 13.6% of total revenues in the first quarter.

Product bookings for the quarter ended March 31, 2007 were $4,960,000 as compared with $2,271,000 for the same period last year, an increase of 118%.  In this year’s first quarter, order intake for optical components was especially strong for Laser Optics, while order intake at INRAD and MRC for optical components was moderate.  Major OEM customer orders do not usually follow a strict seasonal trend, and major production releases from aerospace/defense industry customers usually occur once or twice per year at irregular intervals.  In this year’s first quarter, orders from four major OEM customers accounted for 67% of new orders.  Of these, one large order for high precision crystal optical components was from a major defense industry OEM customer in the infra-red imaging systems sector, another was for precision X-ray monochrometers from a major multinational manufacturer of X-ray analytical process control and metrology equipment, another was for UV filter crystal components from a defense industry manufacturer of aircraft missile warning sensors and self-protection systems, while the fourth was for laser accessories and specialty laser frequency doubling crystals from a major manufacturer of commercial laser systems.  In last year’s first quarter, orders from three INRAD and MRC Optics OEM customers accounted in the aggregate for 56% of total new orders.  One order was from a major defense industry OEM customer, on a new program, which represented 30% of total bookings for the quarter.  Another order, representing 17% of new orders was from another defense industry OEM who issued a follow-on production release for proprietary INRAD filter crystal components used in their anti-aircraft missile warning systems, while the third was from an industrial factory automation sector customer.

Product backlog at March 31, 2007 was $8,450,000 which compares with a backlog of $6,484,000 at the same point in 2006 and a backlog of $6,969,000 on December 31, 2006.

Based upon the backlog at the end of the first quarter, and related delivery schedules, management expects revenues to trend moderately higher in the second quarter.

Cost of Goods Sold

For the three-month period ended March 31, 2007, the cost of goods sold as a percentage of product revenues was 61.0% as compared with 67.6% for the same period last year.  For the full year 2006, the actual cost of goods sold percentage was 67.4%.

Gross margin was 39.0% in the first quarter, compared with 32.4% in the first quarter of last year.  Gross margin in 2006 was 32.6% for the full year.  In dollar terms, first quarter cost of goods sold was $2,159,000 compared with $2,475,000 in the same period in 2006, down 12.8%.  A part of this decrease is attributable to the 3.3% decrease in revenues.  However, this reduction in cost of goods sold was primarily a result of improved operational productivity and related cost reduction, in this quarter, compared to the previous period.  Work-in-process inventory levels increased in the period as production backlogs for the second quarter rose to record levels, positively affecting the cost of goods sold and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $857,000, or 24.2% of sales, in the first quarter of 2007 compared to $873,000, or 23.8% in the same period in the prior year.  This decrease in dollar costs reflects management’s ongoing focus on tight control over costs and cash outflows.

Operating Income

The company realized operating income for the quarter ending March 31, 2007 of $525,000, equal to 14.8% of sales, as compared with operating income of $315,000, or 8.6% of sales, for the same period last year.  As discussed above, the increase in income from operations, despite a 3.3% decrease in sales, was the result of improved margins resulting from increased productivity and improved operational efficiencies.

Other Income and Expenses

Interest expense-net in the first quarter of 2007 was $75,000, as compared with $113,000 in the first quarter of last year.

Interest expense-net decreased over prior periods due to the decrease in capital lease obligations for the comparative periods, and increased interest income realized on this year’s higher cash balances.

Net Income Applicable to Common Shareholders

The company had net income applicable to common shareholders of $435,000 for the period ending March 31, 2007, or $0.06 per share basic, and $0.04 per share diluted, as compared with net income applicable to common shareholders of $202,000, or $0.03 per share basic and $0.02 per share diluted in the same period, last year.

Liquidity and Capital Resources

Net cash flow from operating activities was positive at $287,000 in this year’s first quarter, but was below prior years comparable with positive net cash flow from operations of $419,000 in the same period last year.  Cash flow from operations decreased from that in the first quarter of last year despite significantly higher net income primarily due to a greater deployment of cash into increased work-in-process inventory, and a higher liquidation of customer cash advances against product shipments during the comparable periods.

During the three month periods ended March 31, 2007, and March 31, 2006, working capital requirements were funded from cash generated by operations.

Management expects that cash flow from operations will provide adequate liquidity for the Company’s operations throughout 2007.

Capital expenditures for the three months ended March 31, 2007 were $30,000, compared to $800,000 in the first quarter of 2006.  Capital expenditures for all of 2006 were $987,000.  In the first quarter of 2007 these expenditures were primarily for replacement or refurbishment of capital equipment at the end of its useful life, in addition to the acquisition of new computer hardware and engineering software.

In the first quarter of 2006, capital additions represented major expenditures for equipment required in the performance of certain specific contracts and to give the Company increased capability and a stronger competitive position in the manufacture of spherical and aspherical lenses.

On April 16, 2007, the Company called for the redemption of its Series A 10% Convertible Preferred Stock (the “Series A”).  On April 30, 2007, the Company received notice that Clarex Limited, the holder of all the shares of the Series A, elected to convert the 500 preferred shares into 500,000 shares of the Company’s common stock, in accordance with the Series A Agreement.

Management expects to continue to deploy excess cash from time to time into repayment of debt.

Management also expects that it may from time to time attempt to raise investment capital and to make investments in capital acquisitions, both in equipment and acquisition of complementary lines of businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.

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

In June of 2003, the Company paid off existing debt with the proceeds of a $1,700,000 Secured Promissory Note held by a major investor in the Company.  The note was for a period of 36 months at an interest rate of 6% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to Clarex Limited, the lender, as a fee for the issuance of the Note.  In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex, as additional consideration in connection with the same transaction.  The note was subsequently extended to December 31, 2008 without issuance of warrants or any other consideration.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, approximately a 20% discount to market, and expire in March 2008 and May 2008.  The note is secured by all assets of the Company.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at March 31, 2007.  Interest on notes and leases are at fixed rates for the term of the debt.

ITEM 4.          CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

During the first quarter of 2007, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made know to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b. Changes in Internal Controls Over Financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

There were no material changes in the risk factors previously disclosed in the Company’s Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission on March 30, 2007.

ITEM 3.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

On May 5, 2004, the Board of Directors amended the By-laws of the Company to eliminate the age restriction for Directors.  This information was omitted from the Company’s previous filings with the Securities and Exchange Commission.

ITEM 6.          EXHIBITS

3.1	By-laws

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrants Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrants Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrants Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

	By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

	By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer and Secretary

Date: May 14, 2007