Form 10-Q
period 2007-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2007-08-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

Yes         ☐            No           ☒

Common shares of stock outstanding as of August 6, 2007:

9,045,987 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,024,586	$3,078,052
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2007 and 2006)	1,946,874	2,396,486
Inventories	2,528,892	2,336,033
Other current assets	182,263	176,587
Total Current Assets	8,682,615	7,987,158
Plant and equipment,
Plant and equipment at cost	13,552,906	13,459,212
Less: Accumulated depreciation and amortization	(9,693,300)	(9,164,031)
Total plant and equipment	3,859,606	4,295,181
Precious Metals	130,732	130,732
Goodwill	1,869,646	1,869,646
Intangible Assets	869,427	908,708
Other Assets	126,892	124,835
Total Assets	$15,538,918	$15,316,260

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -Other	$103,680	$100,079
Accounts payable and accrued liabilities	2,473,322	2,495,398
Customer advances	707,389	987,963
Current obligations under capital leases	111,759	196,350
Convertible note payable due within one year	500,000	—
Total current liabilities	3,896,150	3,779,790

Secured and Convertible Notes Payable	4,200,000	5,200,000
Other Long Term Notes	999,842	1,052,680
Capital Lease Obligations	6,919	47,087
Total liabilities	9,102,911	10,079,557
Commitments and Contingencies
Shareholders’ equity:
10% convertible preferred stock, Series A no par value; no shares issued and outstanding at June 30, 2007, 500 shares issued and outstanding December 31, 2006	—	500,000

10% convertible preferred stock, Series B no par value; 2,082 shares issued and outstanding, respectively	2,082,000	2,082,000

Common stock: $.01 par value; 60,000,000 authorized; 8,980,587 shares issued at June 30, 2007 and 7,882,074 issued at December 31, 2006	89,805	78,820
Capital in excess of par value	13,017,026	11,926,815
Accumulated deficit	(8,737,874)	(9,335,982)
	6,450,957	5,251,653
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	6,436,007	5,236,703
Total Liabilities & Shareholders’ Equity	$15,538,918	$15,316,260

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total Revenue	$3,678,796	3,531,420	$7,219,670	$7,194,196

Cost and Expenses:
Cost of goods sold	2,285,558	2,409,658	4,444,932	4,885,363
Selling, general & administrative expenses	901,753	992,666	1,758,481	1,856,072
	3,187,311	3,402,324	6,203,413	6,741,435

Income from operations	491,485	129,096	1,016,257	452,761

Other expense:
Interest expense—net	69,997	108,759	144,909	230,770
Other	—	13,498	—	13,498
	69,997	122,257	144,909	244,268

Net income before income tax provision and preferred stock dividends	421,488	6,839	871,348	208,493

Income tax provision	25,000	—	40,000	—

Net Income	396,488	6,839	831,348	208,493

Preferred stock dividends	(233,240)	(234,500)	(233,240)	(234,500)
Net income (loss) applicable to common shareholders	$163,248	$(227,661)	$598,108	$(26,007)

Net income (loss) per common share—basic	$0.02	$(0.03)	$0.07	$(0.00)
Net income (loss) per common share—diluted	$0.02	$(0.03)	$0.05	$(0.00)

Weighted average shares outstanding—basic	8,910,754	7,571,634	8,199,627	7,396,196
Weighted average shares outstanding—diluted	14,044,022	7,571,634	13,340,354	7,396,196

See Notes to Consolidated Financial Statements (unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$831,348	$208,493

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	568,550	539,663
401K common stock contribution	166,693	150,501
Stock based compensation	18,210	42,647
Changes in assets and liabilities:
Accounts receivable	449,612	391,970
Inventories	(192,859)	(34,280)
Other current assets	(5,676)	(142,556)
Other assets	(2,057)	(2,680)
Accounts payable and accrued liabilities	(22,076)	(106,318)
Customer advances	(280,574)	(62,131)

Total adjustments	699,823	776,816
Net cash provided by operating activities	1,531,171	985,309

Capital expenditures	(93,694)	(903,790)
Net cash used in investing activities	(93,694)	(903,790)

Cash flows from financing activities:
Proceeds from issuance of common stock	183,053	25,000
Principal payment of convertible note payable	(500,000)	—
Proceeds from promissory note	—	700,000
Principal payments of notes payable	(49,237)	(129,254)
Principal payments of capital lease obligations	(124,759)	(123,392)

Net cash (used in) provided by financing activities	(490,943)	472,354

Net increase in cash and cash equivalents	946,534	553,873

Cash and cash equivalents at beginning of period	3,078,052	1,156,563

Cash and cash equivalents at end of period	$4,024,586	$1,710,436

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

a.               Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended and notes thereto included in the Company’s report on Form 10-K filed with the Securities and Exchange Commission.

b.               Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market basis (net realizable value).  Work in process inventory for the period is stated at actual cost, not in excess of estimated realizable value.  Costs include labor, material and overhead.

Inventories are comprised of the following:

	June 30,	December 31,
	2007	2006
Raw Materials	$647,000	$635,000
Work in process, including manufactured parts and components	1,442,000	1,213,000
Finished Goods	440,000	488,000
	$2,529,000	$2,336,000

c.               Income Taxes

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

d.               Net Income per Share

The basic net income per share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.  For the three and six months ended June 30, 2006, the potential dilutive effect of all outstanding common share equivalents have been excluded from the diluted computation because their effect is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$163,248	8,910,754	$0.02	$(227,661)	7,571,634	$(0.03)
Effect of dilutive securities
Convertible Debt	52,500	3,489,011		—	—
Warrants	—	1,152,996		—	—
Options	—	491,261		—	—
Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$215,748	14,044,022	$0.02	$(227,661)	7,571,634	$(0.03)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$598,108	8,199,627	$0.07	$(26,007)	7,391,196	$(0.00)
Effect of dilutive securities
Convertible debt	105,000	3,494,475		—	—
Warrants	—	1,154,991		—	—
Options	—	491,261		—	—
Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Shareholders	$703,108	13,340,354	$0.05	$(26,007)	7,391,196	$(0.00)

e.               Stock Based Compensation

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

During the three month and six months ended June 30, 2007 and 2006, the Company recognized share-based compensation expense totaling $9,105, $18,210, in the 2007 periods and $12,443 and $42,647 in the 2006 periods, respectively.  For the three months ended June 30, 2007 and 2006, the amount included in the Consolidated Statements of Operations within cost of goods sold was $2,442 and $3,508, and $6,663 and $8,935 within selling, general and administrative expense, respectively.  For six months ended June 30, 2007 and 2006, share-based compensation expense was $4,884 and $7,906 within cost of goods sold and $13,326 and $34,741 within selling, general and administrative expense, as appropriate.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the six months ended June 30, 2007 and 2006 was $1.47 and $1.46, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2007, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The expected term is based upon the contractual term of the options.  The Company’s uses the available rate on zero-coupon government obligations with a remaining term equal to the expected life of the options as the basis for its risk-free interest rate.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Expected term (in years)	10	10
Expected volatility	151.0%	121.1%
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	5.2%

There were no options granted under the Plan during the three months ended June 30, 2007.  In the three months ended June 30, 2006, 10,000 options were granted at an exercise price of $1.75 per share.  For the six months ended June 30, 2007 there were 29,039 options granted at an exercise price of $1.50 as compared with 77,200 options granted at an average exercise price of $1.53 for the six months ended June 30, 2006.  Stock grants are issued at a price that is equal to the closing market price on the date of each grant.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2007.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,879,700	$1.25	4.6 years	$0.42
Granted	29,039	$1.50
Exercised	(341,100)	$0.54
Forfeited/expired	((9,000)	$3.67
Outstanding at June 30, 2007	1,558,639	$1.37	4.5 years	$0.78

Exercisable at June 30, 2007	1,492,852	$1.37	4.27 years	$0.62

The following table represents non-vested stock options granted, vested, and forfeited during the six months ended June 30, 2007.

Non-vested Options	Options	Weighted-Average Grant- Date Fair Value
Non-vested January 1, 2007	146,424	$0.85
Granted	29,039	$1.47
Vested	(109,676)	$0.65
Forfeited	-0-
Non-vested June 30, 2007	65,787	$1.47

As of June 30, 2007, there was $79,511 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.  The total fair value of shares vested during the six months ended June 30, 2007 and 2006, was $70,911 and $66,631, respectively.

f.                 New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective January 1, 2007 and the adoption did not have a material impact on our consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefit.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements.  For the six months ended June 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes.

As of June 30, 2007, all of the Company’s deferred tax assets are fully reserved by a valuation allowance equal to 100% of the net deferred tax assets   In addition, the Company has significant net operating loss carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses.  The Company has determined that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 allows entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 159 on its financial position or results of operations.

NOTE 2 – CONVERSION OF CONVERTIBLE PREFERRED SHARES

On April 16, 2007, the Company called for the redemption of its Series A 10% Convertible Preferred Stock (the “Series A”).  On April 30, 2007, the Company received notice that Clarex Limited, the holder of all the shares of the Series A, elected to convert the 500 preferred shares into 500,000 shares of the Company’s common stock, in accordance with the “Series A” Agreement.  The “Series A” preferred shares were cancelled and 500,000 common shares of the Company were issued on that date.

NOTE 3 – PRE-PAYMENT OF SUBORDINATED CONVERTIBLE NOTE PAYABLE

On June 28, 2007, the Company made a pre-payment of $500,000 against the unpaid principal of its $1,000,000 subordinated convertible note maturing on March 31, 2008.  The holder of the note, Clarex Limited, agreed to waive its right to apply pre-payment amounts first against accrued and unpaid interest on the note prior to applying any amount to unpaid principal.

NOTE 4 – IMPACT OF UNAUTHORIZED PERSONAL TRANSACTIONS BY FORMER CFO

As previously reported, over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling $860,000.

These transactions were entered by the former CFO into the Company’s accounts as Selling, General and Administrative expenses.  Although the transactions were unauthorized and personal in nature, based upon a review of the accounting treatment of individual transactions, the Company concluded that all material charges have been reflected as part of the reported expenses, reported net income, earnings per share and cash flows in the appropriate periods.  A total of $47,000 was recorded in Selling, General and Administrative expenses in the first quarter of 2006 and an additional $10,000 was recorded in Selling, General and Administrative expenses in the second quarter of 2006.  A claim to recover a portion of these losses under the Company’s employee dishonesty insurance policy was settled in the third quarter of 2006 in the amount of $300,000, the policy limit, and has been reflected in the Company’s 2006 financial results as of the recovery date.

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

Note 5 – SUBSEQUENT EVENT

In July 2007, 70,000 stock options granted under the Company’s 2000 Equity Compensation Program were exercised at an average exercise price of $0.87 per share.

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

Results of Operations

PPGI’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended June 30, 2007 were $3,679,000 as compared with total sales of $3,531,000 for the same three months in 2006; up 4.2%.  Total sales for the six months ended June 30, 2007 were slightly higher at $7,220,000 as compared with $7,194,000 for the same period last year.

Sales of INRAD laser accessories were again strong in the second quarter, up 41% from the second quarter of last year, and up 57% for the first half of 2007 compared with the same period in 2006.

Second quarter sales of optical components were up slightly at 0.5% compared with the second quarter of last year.  Optical component quarterly revenues, both on a year-to-year and current year second quarter to current year first quarter basis, increased for Laser Optics and INRAD, and declined at MRC Optics.  Overall, sales of optical components were down 3.5% for the first six months of 2007 as compared with the first half of 2006.

The decline in second quarter shipments of custom optical components at MRC, from first quarter levels, was attributable to a decrease in shippable backlog from a slippage in the awarding of certain new production contracts originally expected to be booked in the first quarter.  Instead, these new contracts were booked in the second quarter, and included the awarding of contracts with a multi-year sales outlook from the U.S. Army to provide both new and refurbished precision metal optical mirrors for the M1A1 Abrams tank fire-control electro-optical suite.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors.  Sales to two defense industry customers represented 19.8% and 14.4% of total revenues in this quarter.  Sales to the same two defense industry customers represented 19.4% and 14.8% of total revenues for the first six months.

In 2006, sales to these same two defense industry customers represented 20.3% and 12.8% of total revenues in the second quarter, respectively.  For the six months ended June 30, 2006 the two defense industry customers represented 16.1% and 13.2% of total revenues.

Product bookings for the quarter ended June 30, 2007 increased by 7.0% to $3,369,000 from $3,149,000 for the same period last year.  For the first six months, product bookings of $8,326,000 were up 53.6% and showed a significant increase, compared with $5,420,000 in the first six months of last year.

At MRC, order intake for optical components was stronger than in the first quarter, and resulted in boosting backlog levels.  One new MRC Optics defense industry customer booking represented 19.6% of total second quarter bookings.  At Laser Optics, one new process control and metrology industry customer released orders that represented 18.8% of total new orders for the quarter.

Product backlog on June 30, 2007 was approximately $8,032,000, up 31.6% from a backlog of $6,104,000 at the same point in 2006.  By comparison, product backlog was $6,969,000 on December 31, 2006.

The increase in backlog experienced during the first half is expected to have a positive impact on third quarter revenues.

Cost of Goods Sold

For the three-month period ended June 30, 2007, the cost of goods sold as a percentage of product revenues was 62.1% compared to 68.2% for the same period last year.  In dollar terms, second quarter cost of goods sold was $2,286,000 compared with $2,410,000 in 2006, down 5.1%, despite a revenue increase of 4.2%.  The reduction in cost of goods sold was primarily a result of improved operational productivity and related overhead cost and labor cost reductions in this quarter compared to the same period last year.

Gross margin of $1,393,000 or 37.9% in the second quarter, compared with gross margins of $1,122,00 or 31.8% in the comparable period of 2006 and $1,381,000 or 39.0% in the first quarter of this year.  Higher sales and improved margins contributed to higher second quarter 2007 gross margins versus the same period in 2006.

For the six month period ended June 30, 2007, the cost of goods sold was 61.6% of sales or $4,445,000 compared to 67.9% of sales and $4,885,000 for six months in 2006.  Overall, the cost of goods sold was favorably impacted by the interrelated factors of improved efficiencies and productivity and lower overhead costs.  Correspondingly, gross margin for the six months ended June 30, 2007 improved to $2,775,000 or $466,000 higher, at 38.4% of sales as compared to $2,309,000 or 32.1% in the 2006 comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the second quarter or 2007 were down $90,900 to $901,800 representing 24.5% of sales compared to $992,700, or 28.1% of sales in the second quarter of 2006, on a period over period revenue increase of 4.2%.  SG&A expenses for the first six months of 2007 decreased by $97,600 to $1,758,500, or 24.4% of sales, compared with $1,856,100, or 25.8% of sales in the first six months of 2006, on a revenue increase of 1.0%.

SG&A expenses in the second quarter of 2006 and for the six months ended June 30, 2006, included a total of approximately $81,000 of non-recurring costs incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO.  These expenses included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors.  Increased expenses also resulted from recruitment costs incurred in connection with the Company’s successful search for its new CFO in the first half of 2006.

Income from Operations

The Company realized income from operations of $491,500, or 13.4% of sales in the second quarter.  This compares favorably to an operating income of $129,100 or 3.7% of sales for the second quarter of 2006.

For the six months ended June 30, 2007, operating profit was $1,016,300 or 14.1% of sales, up significantly from a profit of $452,800 or 6.3% of sales for the first six months of 2006.  The year over year improvement in operating profit over six months was attributable to higher margins, an improved operating cost structure, and lower SG&A expenses, as discussed above.

Other Income and Expense

For three months ended June 30, 2007, net interest expense was $70,000, down from $108,800 in the second quarter last year.  Net interest expense of $144,900 for the first six months of 2007 fell by $85,900 from $230,800 in 2006.

The reduction in interest expense-net for three months and six months ending June 30, 2007, reflects, in part, the increased offset from the higher levels of interest income realized on higher cash balances.  Interest income totaled $43,000 and $79,000 for the three and six month periods ended June 30, 2007.  By contrast, interest income in the comparable periods of 2006 was $2,000 and $13,000, respectively.  Lower interest costs also resulted from decreased debt balances.  Approximately $174,000 in notes payable and capital lease obligation balances, were paid down, due to both scheduled and accelerated amortization payments, over the six months of 2007.

The accelerated payment of $500,000 against outstanding principal on a convertible note payable, which the Company made at the end of the period and which will result in reducing interest expense in future periods, did not have any significant impact in the second quarter of 2007.

In 2006, other expense included $13,000 of costs paid by the Company in the second quarter of that year to liquidate property and unemployment and disability taxes that subsequently came to light in connection with the Company’s December 2003 acquisition of Laser Optics, Inc.

Net Income

The Company had net income of $396,500 for the second quarter of 2007, as compared with a net profit of $6,800 for the second quarter of last year.  For the six months ended June 30, 2007, net profit improved to $831,300, comparing favorably with a net profit of $208,500 in the same period last year.

Net Profit (Loss) Applicable to Common Shareholders and Earnings per Common Share

The Company distributed a common stock dividend, in the second quarter of 2007 and 2006, to the holders of its Series A and B convertible preferred stock.  The number of common shares issued in settlement of the dividend is determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares.  The dividend value is calculated by reference to the market price of the common shares on the dividend distribution date.  The Company issued 133,280 common shares in 2007 and 134,000 common shares in 2006 representing dividends to preferred shareholders of $233,240 and $234,500, respectively.

During the second quarter of 2007, the Company recalled the entire issue of its Series A convertible preferred stock and the sole holder of the shares exercised its right to convert the 500 Series A shares into 500,000 shares of the Company’s common stock.

Net income applicable to common shareholders for the three months ended June 30, 2007 was $163,200 or earnings per share of $0.02, basic and diluted.  This compares with a net loss applicable to common shareholders for the same period in 2006 of $(227,700) or a loss per share of $(0.03), basic and diluted.

For the six months ended June 30, 2007, net income applicable to common shareholders was $598,100 or $0.07 per share, basic, and $0.05 per share, diluted.  For the six months ended June 30, 2006, net loss attributable to common shareholders was and $(26,000) or a loss of approximately $(0.00) per share, both basic and diluted.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $1,531,200 for the first six months of 2007, up by 55% from net cash flow provided by operating activities of $985,300 in the first six months of 2006.

The increase in positive cash flow from operations over the first six months of 2007 was due to a number of factors, including improved profitability from operations resulting from a combination of higher margins and reduced expenses, as discussed above.  In addition, net working capital requirements fell by $227,000 over the first six months of 2006 compared to a net decrease of $107,000 in 2006.  In all comparable periods, working capital requirements were fully funded from cash generated by operations.

Capital expenditures for six months ended June 30, 2007 were approximately $94,000, compared to $904,000 in the first half of 2006.  Capital expenditures for all of fiscal 2006 were $987,000.  In the first half of 2007, capital expenditures were primarily for replacement or refurbishment of manufacturing equipment at the end of its useful life.  In the first half of 2006, the major portion of capital additions represented expenditures for equipment required in the performance of certain specific contracts and to provide an increased capability and a stronger competitive position for the Company, in high precision spherical and aspherical lens production.

In February 2006, Clarex Limited provided the Company with $700,000 in financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand.  The terms call for repayment of the Company’s Promissory note in equal monthly installments, including interest & principal, commencing March 2006, until maturity in March 2013.  The Note bears an annual interest rate of 6.75%

During the first half of 2007, 341,100 stock options were exercised at a weighted average price of approximately $0.54 and converted into 341,100 shares of common stock.  This yielded a total of $183,000 in proceeds to the Company.  By comparison, in the first half of 2006, 25,000 stock options were exercised at a price of $1.00 per share for a total of $25,000 in proceeds.

The Company retired approximately $174,000 of notes payable (excluding convertible debt) and capital lease obligations, during the first six months of 2007, compared to $253,000 in 2006, reflecting the scheduled amortization of debt.

As previously discussed, on June 28, 2007, the Company accelerated payment of $500,000 against principal on the outstanding balance of its $1,000,000 subordinated convertible note maturing on March 31, 2008.  The holder of the note, Clarex Limited, agreed to waive its right to payment of accrued interest on the note, at this time, before re-payment of principal, in the best interests of the Company.  The unpaid balance of accrued interest is reflected in accrued liabilities, along with other liabilities, on the consolidated balance sheet.

For the six months ended June 30, 2007, cash and cash equivalents increased by $947,000 to $4,025,000, up from increased cash and cash equivalents for the first six months of 2006 of $554,000 and a June 30, 2006 cash balance of $1,710,000.

Management expects to continue to deploy excess cash from time to time into accelerating repayment of debt.

Management also expects that it may, from time to time, attempt to raise investment capital and to make investments in capital acquisitions, both in equipment and in complementary lines of businesses, to pursue its objective of growth in shareholder value and to maintain a competitive edge in the markets that it serves.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at June 30, 2007.  Interest on notes and leases are at fixed rates for the term of the debt.

ITEM 4.          CONTROLS AND PROCEDURES

a.               Disclosure Controls and Procedures

During the second quarter of 2007, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made know to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation as of June 30, 2007, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Date:    August 13, 2007