Form 10-Q
period 2007-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2007-11-09
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes      ☐         No      ☒

Common shares of stock outstanding as of November 9, 2007:

9,805,987 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,722,329	$3,078,052
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2007 and 2006)	2,439,192	2,396,486
Inventories	2,996,561	2,336,033
Other current assets	120,608	176,587
Total Current Assets	9,278,690	7,987,158
Plant and equipment,
Plant and equipment at cost	13,615,717	13,459,212
Less: Accumulated depreciation and amortization	(9,953,634)	(9,164,031)
Total plant and equipment	3,662,083	4,295,181
Precious Metals	130,732	130,732
Goodwill	1,869,646	1,869,646
Intangible Assets	849,785	908,708
Other Assets	99,267	124,835

Total Assets	$15,890,203	$15,316,260

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -Other	$105,532	$100,079
Accounts payable and accrued liabilities	2,444,831	2,495,398
Customer advances	618,544	987,963
Current obligations under capital leases	70,896	196,350
Total current liabilities	3,239,803	3,779,790

Secured and Convertible Notes Payable	4,200,000	5,200,000
Other Long Term Notes	972,870	1,052,680
Capital Lease Obligations	—	47,087
Total liabilities	8,412,673	10,079,557
Commitments and Contingencies
Shareholders’ equity:
10% convertible preferred stock, Series A no par value; no shares issued and outstanding at September 30, 2007, 500 shares issued and outstanding December 31, 2006	—	500,000

10% convertible preferred stock, Series B no par value; 2,082 shares issued and outstanding, respectively	2,082,000	2,082,000

Common stock: $.01 par value; 60,000,000 authorized; 9,250,587 shares issued at September 30, 2007 and 7,882,074 issued at December 31, 2006	92,505	78,820
Capital in excess of par value	13,258,436	11,926,815
Accumulated deficit	(7,940,461)	(9,335,982)
	7,492,480	5,251,653
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)

Total Shareholders’ Equity	7,477,530	5,236,703

Total Liabilities & Shareholders’ Equity	$15,890,203	$15,316,260

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total Revenue	$3,837,660	$3,049,333	$11,057,330	$10,243,529

Cost and Expenses:
Cost of goods sold	2,021,835	2,166,397	6,466,767	7,051,762
Selling, general and administrative expenses	908,438	907,207	2,666,919	2,763,279

	2,930,273	3,073,604	9,133,686	9,815,041

Income (loss) from operations	907,387	(24,271)	1,923,644	428,488

Other income (expense):

Interest expense—net	(69,974)	(102,175)	(214,883)	(332,945)

Settlement of insurance claim	—	300,000	—	300,000

Other	—	(553)	—	(14,051)

Net income before income tax provision and preferred stock dividends	837,413	173,001	1,708,761	381,492

Income tax provision	40,000	—	80,000	—

Net Income	797,413	173,001	1,628,761	381,492

Preferred stock dividends	—	—	(233,240)	(234,500)
Net income applicable to common shareholders	$797,413	$173,001	$1,395,521	$146,992

Net income per common share—basic	$0.09	$0.02	$0.17	$0.02

Net income per common share—diluted	$0.06	$0.02	$0.12	$0.02

Weighted average shares outstanding—basic	9,120,587	7,772,074	8,413,845	7,476,924

Weighted average shares outstanding—diluted	14,550,134	13,341,343	13,300,511	8,428,941

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,628,761	$381,492

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	848,526	803,416
401(K) common stock contribution	166,693	150,501
Stock based compensation	30,125	62,348
Changes in assets and liabilities:
Accounts receivable	(42,706)	568,434
Inventories	(660,528)	(32,727)
Other current assets	55,979	(359,071)
Other assets	25,568	26,424
Accounts payable and accrued liabilities	(50,567)	(266,625)
Customer advances	(369,419)	(271,952)

Total adjustments	3,671	681,108
Net cash provided by operating activities	1,632,432	1,062,600

Capital expenditures	(156,505)	(966,870)
Net cash used in investing activities	(156,505)	(966,870)

Cash flows from financing activities:
Proceeds from issuance of common stock	415,248	97,830
Proceeds from issuance of promissory note	—	700,000
Principal payment of convertible note payable	(1,000,000)	—
Principal payments of notes payable	(74,357)	(210,051)
Principal payments of capital lease obligations	(172,541)	(188,623)

Net cash (used in) provided by financing activities	(831,650)	399,156

Net increase in cash and cash equivalents	644,277	494,886

Cash and cash equivalents at beginning of period	3,078,052	1,156,563

Cash and cash equivalents at end of period	$3,722,329	$1,651,449

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF ACCOUNTING POLICIES

a.               Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and for the three years then ended and notes thereto included in the Company’s report on Form 10-K filed with the Securities and Exchange Commission.

b.               Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market basis (net realizable value). Work in process inventory for the period is stated at actual cost, not in excess of estimated realizable value. Costs include labor, material and overhead.

Inventories are comprised of the following:

	September 30, 2007	December 31, 2006
Raw Materials	$756,000	$635,000
Work in process, including manufactured parts and components	1,710,000	1,213,000
Finished Goods	531,000	488,000
	$2,997,000	$2,336,000

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

d.               Net Income per Share

The basic net income per share is computed using the weighted average number of common shares outstanding for the applicable period. The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive. For the nine months ended September 30, 2006, the potential dilutive effect of outstanding convertible debt and convertible preferred stock have been excluded from the diluted computation because the effect is anti-dilutive. For the nine months ended September 30, 2007, the potential dilutive effect of outstanding convertible preferred shares has been excluded from the diluted computation because the effect is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$797,413	9,120,587	$0.09	$173,001	7,772,074	$0.02
Effect of Dilutive Securities:
Convertible Debt	44,301	2,929,348		52,500	3,500,000
Convertible Preferred Stock	—	832,800		—	1,332,800
Warrants	—	1,204,208		—	383,218
Options	—	463,191		—	443,252
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$841,714	14,550,134	$0.06	$225,501	13,431,344	$0.02

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$1,395,521	8,413,845	$0.17	$146,992	7,476,924	$0.02
Effect of dilutive securities
Convertible Debt	150,288	3,305,861		—	—
Warrants	—	1,182,573		—	383,218
Options	—	398,232		—	568,800
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$1,545,809	13,300,511	$0.12	$146,992	8,428,941	$0.02

e.               Stock Based Compensation

The Company’s 2000 Equity Compensation Program, which is shareholder approved, permits the grant of stock options to its employees for up to 400,000 shares of common stock as share-based compensation per calendar year. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three year period and expire 10 years from the grant date.

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

During the three months ended September 30, 2007 and 2006 the Company recognized share-based compensation expense totaling $11,915 and $19,697, respectively. Such amounts included in the Consolidated Statements of Operations within cost of goods sold were $1,179 and $3,955, respectively, and $10,736 and $15,742 as selling, general and administrative expense, respectively.

For the nine months ended September 30, 2007 share-based compensation expense was $30,125 and included amounts recorded in the Consolidated Statements of Operations within cost of goods sold of $6,063 and $24,062 within selling, general and administrative expense. For the nine months ended September 30, 2006, share-based compensation expense was $62,348 including $11,861 within cost of goods sold and $50,487 within selling, general and administrative expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to the Company’s history of operating losses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2007 and 2006 was $1.47 and $1.46, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the contractual term of the options. The Company’s uses the available rate on zero-coupon government obligations with a remaining term equal to the expected life of the options as the basis for its risk-free interest rate.

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected term (in years)	10	10

Expected volatility	155.5%	121.1%

Expected dividend yield	0%	0%

Risk-free interest rate	4.5%	5.2%

There were no options granted under the Plan during the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 there were 29,039 options granted at an exercise price of $1.50 as compared with 77,200 options granted at an average exercise price of $1.53 for the nine months ended September 30, 2006. Stock grants are issued at a price that is equal to the closing market price on the date of each grant.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2007.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
Stock Options	of Options	Price per Option	Contractual Term	Value

Outstanding at January 1, 2007	1,879,700	$1.25	4.6 years	$0.42

Granted	29,039	$1.50

Exercised	(611,100)	$0.68

Forfeited/expired	(9,000)	$3.67

Outstanding at September 30, 2007	1,288,639	$1.48	4.5 years	$1.32

Exercisable at September 30, 2007	1,196,336	$1.51	4.25 years	$1.29

The following table represents non-vested stock options granted, vested, and forfeited during the nine months ended September 30, 2007.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested January 1, 2007	146,425	$0.85

Granted	29,039	$1.47

Vested	(109,676)	$0.65

Forfeited	-0-

Non-vested September 30, 2007	65,788	$1.47

As of September 30, 2007, there was $69,126 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006, was $70,911 and $63,766, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes.

As of September 30, 2007, all of the Company’s deferred tax assets are fully reserved by a valuation allowance equal to 100% of the net deferred tax assets   In addition, the Company has significant net operating loss carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Company has determined that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

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

NOTE 2 - IMPACT OF UNAUTHORIZED PERSONAL TRANSACTIONS BY FORMER CFO

As previously reported, over a period of approximately six years, from the second quarter of 2000 through the second quarter of 2006, the Company’s former Chief Financial Officer, William Miraglia, had engaged in unauthorized and personal transactions totaling approximately $860,000.

These transactions were entered by the former CFO into the Company’s accounts as Selling, General and Administrative expenses. Although the transactions were unauthorized and personal in nature, based upon a review of the accounting treatment of individual transactions, the Company concluded that all material charges have been reflected as part of the reported expenses, reported net income, earnings per share and cash flows in the appropriate periods. A total of $47,000 was recorded in Selling, General and Administrative expenses in the first quarter of 2006 and an additional $10,000 was recorded in Selling, General and Administrative expenses in the second quarter of 2006. There were no charges to the accounts of the Company in the third quarter ended September 30, 2006 or subsequently, from that date.

A claim to recover a portion of these losses under the Company’s employee dishonesty insurance policy was settled in the third quarter of 2006 in the amount of $300,000, the policy limit, and has been reflected in the Company’s financial results for the three months and nine months ended September 30, 2006.

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

The U.S. Attorney’s Office launched an investigation into these matters in 2006. On September 25, 2007, Mr. Miraglia pleaded guilty to all four counts of a criminal information, after waiving indictment, before the Honorable Joseph A. Greenaway, Jr., United States District Court Judge for the District of New Jersey, and admitted to the embezzlement of the Company’s funds. Throughout this period, the Company has cooperated fully with the U.S. Attorney’s office in its ongoing handling of this matter.

NOTE 3 – SUBSEQUENT EVENT

On October 26, 2007, two principal holders, two outside Directors, and the Company’s CEO notified the Company they were exercising their right to convert their shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B”) into common shares of the Company at the specified conversion price of $2.50 per share. In the aggregate, these holders’ represent 1,560 Series B shares with a liquidation preference of $1,560,000 or 75% of the total of 2,082 Series B stock issued and outstanding. When complete, the conversion will result in reducing the number of issued and outstanding shares of Series B to 522 shares and will result in the issuance of 624,000 additional shares of Photonic Products Group, Inc. common stock. As of November 9, 2007, 560,000 common shares were issued in connection with this conversion.

On October 29, 2007, the Company issued a call for the redemption of the remaining balance of the Series B with a redemption date of November 29, 2007. The remaining holders of the Series B have the option of converting their shares into common stock of the Company. If all remaining holders elected to convert their shares, this would result in the issuance of 208,800 additional shares of common stock or a total potential increase in common shares on the full conversion of the Series B of 832,800 common shares. Shareholders of Series B stock who do not exercise their conversion rights will receive a payment equal to the liquidation preference of the surrendered Series B stock and will be entitled to a pro-rata stock dividend of Photonic Products Group, Inc. common shares based on the 10% coupon rate of the Series B and the conversion price of $2.50 per common share, up to the redemption date.

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

Revenues

Total sales for the three months ended September 30, 2007 were $3,838,000 as compared with total sales of $3,049,000 for the same three months in 2006; up 25.9%. Total sales for the nine months ended September 30, 2007 were $11,057,000 as compared with $10,244,000 for the same period last year; up 7.9%.

Third quarter sales of optical components rose by 31.0% compared with the third quarter of last year and was mainly attributable to increased revenues at Laser Optics. Comparative optical component sales for the same periods decreased slightly at INRAD and were flat at MRC Optics.

Overall, sales of optical components for the nine months ended September 30, 2007 were up 7.4% compared to the nine months ended September 30, 2006, again lead by increased revenues at Laser Optics.

Sales of INRAD laser accessories during the first nine months were up 13.4% year over year although sales in the third quarter decreased by 13.3% from the third quarter last year.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors.

Major customer sales, defined as 10% of period revenues, are summarized as follows:

Sales to one defense industry customer were 12.1% of sales in the quarter just ended and 13.9% of sales for the first nine months. In 2006, sales to the same customer represented 17.3% of sales in the third quarter and 14.4% of sales for nine months. Sales to a second defense industry customer represented 18.4% of sales in the quarter just ended and 19.0% fo sales for the first nine months of 2007. By comparison, this same customer represented 17.3% for both the three months and nine months ending September 30, 2006.

Sales to a new customer in the process control and metrology industry represented 17.3% of sales in the third quarter of 2007. In 2006, a third defense industry customer represented 12.9% of sales in the comparable third quarter period.

Product bookings for the first nine months ended September 30, 2007 were $13,525,000, up $2,950,000, a 27.9% increase, from $10,575,000 in the comparable nine months of 2006. Product bookings for the quarter ended September 30, 2007 were $5,199,000, equaling the record $5,155,000 booked in the third quarter of last year, and up 54.3% from product bookings in the second quarter of 2007.

Third quarter bookings for optical components improved from the second quarter for both INRAD and Laser Optics, replenishing and increasing backlog levels in both. Product bookings at MRC Optics were significantly higher than third quarter shipments, resulting in an increased order backlog.

One MRC Optics customer in the defense industry placed a repeat order which represented 19.6% of total third quarter bookings. At Laser Optics, one new process control and metrology industry customer’s order represented 13.2% of its total new orders for the quarter, while another Laser Optics defense industry customer booked a follow-on order representing 16.6% of total new bookings. In INRAD, a defense industry customer’s repeat order represented 20.9% of bookings for the quarter.

Product backlog on September 30, 2007 was approximately $9,413,000, up 20.0% from a backlog of $7,843,000 at the same point in 2006 and up $1,381,000 or 17.2% from the backlog on June 30, 2007. By comparison, product backlog was $6,969,000 on December 31, 2006.

The increase in backlog experienced during the third quarter is expected to have a positive impact on fourth quarter revenues.

Cost of Goods Sold

For the three-month period ended September 30, 2007, the cost of goods sold as a percentage of product revenues was 52.7% compared to 71.0% for the same period last year. In dollar terms, third quarter cost of goods sold was $2,022,000 compared with $2,166,000 in 2006, down 6.6%, while revenues increased 25.9%. This large reduction in the cost of goods sold percentage for the period was primarily a reflection of substantially lower material costs as a percentage of revenues, increased labor productivity and lower non-labor manufacturing costs as a percentage of revenues, on substantially higher sales volume.

Material costs as a percentage of revenues decreased by approximately 21% in comparison to the prior year period, caused principally by an increase in shipments in the third quarter with customer furnished materials which carry no related material costs in cost-of-goods sold. Total labor costs for the comparable third quarters in 2007 and 2006, respectively, were essentially unchanged. Output when related to direct labor costs, in terms of both the dollar value of goods shipped and increased levels of work-in-process inventory, rose approximately 14%. Non-labor manufacturing costs as a percentage of revenues decreased by 10% on higher shipment dollar volumes.

Gross margin in the third quarter was $1,816,000 or 47.3%, compared with a gross margin of $883,000 or 29.0% in the comparable period of 2006, reflecting the positive factors discussed above.

For the nine month period ended September 30, 2007, the cost of goods sold was 58.5% of sales or $6,467,000 compared to 68.8% of sales and $7,052,000 for nine months in 2006. This improvement reflected substantially lower material costs as a percentage of revenues, increased labor productivity, and lower non-labor manufacturing costs, as a percentage of revenues. Year-to-date material cost reductions resulted principally from the increase in third quarter 2007 product shipments which included customer furnished materials in the third quarter, as discussed above. Correspondingly, gross margin for the nine months ended September 30, 2007 improved to $4,590,000 or 41.5% of sales as compared to $3,192,000 or 31.2% in the comparable period of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the third quarter of 2007 were $908,000 representing 23.7% of sales compared to $907,000, or 29.8% of sales in the third quarter of 2006. Total SG&A costs were only slightly higher despite the period revenue increase of 25.9%. SG&A expenses for the first nine months of 2007 decreased by $96,000 to $2,667,000, or 24.1% of sales, compared with $2,763,000, or 27.0% of sales in the first nine months of 2006, on a nine month revenue increase of 7.9% compared to the nine months ended September 30, 2006.

SG&A expenses in the third quarter of 2006 and for the nine months ended September 30, 2006, included a total of approximately $59,000 and $140,000, respectively, of non-recurring costs incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO. These expenses included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors. Increased expenses in the nine month comparable period of 2006 also resulted from recruitment costs incurred in connection with the Company’s successful search for its new CFO.

Income from Operations

The Company realized income from operations of $907,000, or 23.6% of sales in the third quarter. This compares favorably to an operating loss of ($24,000) or (0.8%) of sales for the third quarter of 2006.

For the nine months ended September 30, 2007, operating profit was $1,924,000 or 17.4% of sales, up significantly from a profit of $428,000 or 4.2% of sales for the first nine months of 2006. The year over year improvement in operating profit over nine months was attributable to higher profit margins, and a decrease in total SG&A expenses, as discussed above.

Other Income and Expense

For three months ended September 30, 2007, net interest expense was $70,000, down from $102,000 in the third quarter last year. Net interest expense of $215,000 for the first nine months of 2007 was down by $118,000 from $333,000 in 2006.

The reduction in net interest expense for the three months and nine months ending September 30, 2007, reflects, in part, the higher levels of interest income realized on the higher average cash balances this year, to-date. Interest income totaled $43,000 and $121,000 for the three and nine month periods ended September 30, 2007. By contrast, interest income in the comparable periods of 2006 was $13,000 and $26,000, respectively. Interest costs were also less due to decreased debt balances. In the nine months ended September 30, 2007, approximately $1,247,000 in note and capital lease obligations were paid down, due to both scheduled and accelerated principal payments. By comparison, the Company paid $399,000 of note and capital lease obligations in the first nine months of 2006.

The accelerated payment of $500,000 against outstanding principal on a convertible note payable, which the Company made at the end of the third quarter, and which will result in reducing interest expense in future periods, did not have a significant impact in the third quarter of 2007.

In the third quarter of 2006, the Company received notification of a settlement for $300,000, the policy limit, from a claim under its employee dishonesty insurance policy and the Company reported the recovery as other income (expense) for the period.

In the first nine months of 2006, other expense included $13,000 of costs paid by the Company in the second quarter of that year to liquidate property and unemployment and disability taxes that subsequently came to light in connection with the Company’s December 2003 acquisition of Laser Optics, Inc.

Net Income

The Company had net income of $797,000 for the third quarter of 2007, as compared with a net profit of $173,000 for the third quarter of last year.

For the nine months ended September 30, 2007, net profit improved to $1,629,000, comparing favorably with a net profit of $381,500 in the same period last year.

Net Profit (Loss) Applicable to Common Shareholders and Earnings per Common Share

Net income applicable to common shareholders for the three months ended September 30, 2007 was $797,400 or earnings per share of $0.09, basic and $0.06 diluted. This compares with a net income applicable to common shareholders for the same period in 2006 of $173,000 or earnings per share of $0.02, basic and diluted.

For the nine months ended September 30, 2007, net income applicable to common shareholders was $1,395,500 or $0.17 earnings per share, basic, and $0.12 per share, diluted. For the nine months ended September 30, 2006, net income attributable to common shareholders was $147,000 or $0.02 per share, both basic and diluted.

The Company distributed a common stock dividend, in the second quarter ended June 30, 2006 and 2007, respectively, to the holders of its Series A and B convertible preferred stock. The number of common shares issued in settlement of the dividend is determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares. The dividend value is calculated by reference to the market price of the common shares on the dividend distribution date. The Company issued 133,280 common shares in 2007 and 134,000 common shares in 2006 in common stock dividends to preferred shareholders, which were valued at $233,240 and $234,500, respectively.

In the second quarter of 2007, the Company recalled the entire issue of its Series A convertible preferred stock and the sole holder of the shares exercised its right to convert the 500 Series A shares into 500,000 shares of the Company’s common stock.

On October 25, 2007 two principal shareholders, two outside directors and the Company’s CEO notified the Company that they were voluntarily exercising their rights under the Series B Agreement to convert their shares into common shares of the Company. On October 29, 2007, the Company issued a call for the redemption of the balance of the outstanding Series B 10% convertible preferred stock with a redemption date of November 29, 2007. With the conversion or redemption of both Series A and Series B cumulative preferred stock, the Company will eliminate its obligation for stock dividends applicable to these issues, in fiscal 2008 and beyond.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $1,632,000 for the nine months ended September 30, 2007, up by $569,000 from net cash flow provided by operating activities of $1,063,000 in the nine months ended September 30, 2006. This increase was primarily due to higher net income in the nine months ended September 30, 2007 compared to 2006 which resulted from a combination of higher margins and reduced expenses, as discussed above.

Net working capital requirements increased by approximately $698,000 over the first nine months of 2007 compared to a net decrease of approximately $90,000 in the first nine months of 2006 as accounts receivable and inventory balances were significantly higher than comparable balances on September 30, 2006. Accounts payable balances at September 30, 2007 were also up significantly over September 2006 levels although this was down $51,000 compared to the December 31, 2006 balance.

In the nine months ended September 30, 2007, accounts receivable increased by $43,000 to $3,722,000, with sales for the third quarter being slightly up over the previous two quarters of the year. This compares to a decrease of $568,000 in the nine months ended September 30, 2006 reflecting a sales level drop of approximately $481,000 or 13.7% from the second quarter to the third quarter of 2006. Inventories were up by $660,000 after nine months compared to an increase of $33,000 in the comparable nine months ended September 30, 2006. Increased inventories levels in 2007 reflect an inventory build for both work-in-process and raw material in response to the significant increase in backlog levels and bookings for all operating units in the 2007 period. Other current assets decreased by $56,000, in the nine months of 2007 compared to an increase of $359,000 in 2006. The increase in current assets in 2007 included a $300,000 receivable for an employee-dishonesty insurance settlement which was accrued in the third quarter of last year. Accounts payable were down slightly over the nine months of 2007. For the nine months ended September 30, 2006 the accounts payable balance was down $267,000 as the Company accelerated its payments to vendors, in line with vendor credit terms.

Working capital requirements were fully funded from cash generated by operations for both nine month periods ended September 30, 2007 and 2006, respectively.

Capital expenditures for nine months ended September 30, 2007 were $157,000, compared to $967,000 in the first nine months of 2006. In the first nine months of 2007, capital expenditures were primarily for replacement or refurbishment of manufacturing equipment at the end of its useful life. In the first nine months of 2006, the major portion of capital additions represented a major purchase of manufacturing equipment required in the performance of certain specific contracts and to provide an increased capability and a stronger competitive position for the Company, in high precision spherical and aspherical lens production.

In February 2006, Clarex Limited provided the Company with $700,000 in financing to assist in the funding of these equipment acquisitions. The terms call for repayment of the Company’s Promissory note in equal monthly installments, including interest & principal, commencing March 2006, until maturity in March 2013. The Note bears an annual interest rate of 6.75%

During the first nine months of 2007, proceeds from the exercise of stock options were $415,000, with 611,100 stock options exercised at a weighted average price of approximately $0.68 and converted into an equivalent number of shares of the Company’s common stock. By comparison, in the first nine months of 2006, proceeds from the exercise of stock options were $98,000 with 115,000 stock options exercised at a weighted average exercise price of $0.85 each and converted to 115,000 shares of common stock.

In the nine months ended September 30, 2007, the Company retired approximately $247,000 of notes payable (excluding convertible debt) and capital lease obligations. This compares to $399,000 in the corresponding nine month period of 2006. The lower payments reflect ongoing amortization of the debt and reduced monthly payments over fixed repayment schedules associated with this debt.

On June 28, 2007, the Company accelerated payment of $500,000 on the outstanding balance of its $1,000,000 subordinated convertible note maturing on March 31, 2008. The holder of the note, Clarex Limited, agreed to waive its right to apply the Company’s payment first against accrued interest on the note before reducing the principal but retained the right to receive payment of accrued interest, at a later date.

Subsequently, on September 17, 2007, the Company paid the outstanding balance of principal and interest on this note, in full, in the amount of $697,000, consisting of $500,000 in remaining principal and $197,000 in accrued interest.

For the nine months ended September 30, 2007, cash and cash equivalents increased by $644,000 to $3,722,000, up from increased cash and cash equivalents for the first nine months of 2006 of $495,000 to $1,651,000 reflecting stronger cash flows from operations in the nine months ended September 30, 2007.

The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2007.

On April 16, 2007, the Company called for the redemption of its Series A 10% Convertible Preferred Stock (the “Series A”). On April 30, 2007, Clarex Limited, the holder of all the shares of the Series A, notified the Company that it had decided to convert the 500 preferred shares with a liquidation preference of $500,000 into 500,000 shares of the Company’s common stock, in accordance with the Series A agreement.

On October 25, 2007, two principal holders, two outside Directors, and the Company’s CEO, notified the Company they were exercising their right to convert their shares of the Company’s Series B 10% Convertible Preferred Stock (the “Series B”) into common stock at the specified conversion price of $2.50 per share. In the aggregate, these holder’s shares of the Series B represent 1,560 shares with a liquidation preference of $1,560,000 or 75% of the total of 2,082 issued and outstanding Series B shares and will convert into 624,000 shares of common stock. As of November 9, 2007, 560,000 common shares of the total had been issued in connection with these conversions.

On October 29, the Company issued a call for the redemption of the remaining balance of 522 issued and outstanding Series B shares on November 29, 2007. The holders of these shares have the option of converting their shares into common stock prior to the redemption date. If all holders elected to convert their shares, this would result in the issuance of 208,800 additional shares of common stock. As of November 9, 2007, no Series B shares have been redeemed or converted, and no common shares have been issued, in connection with this call.

The Company expects to continue to deploy excess cash from time to time into accelerating repayment of debt which will have a positive impact on the Company’s financial position and operating results.

Management also expects that it may, from time to time, seek to raise investment capital and to make investments in additional capital equipment, in complementary lines of businesses or in acquisitions of other companies in pursuit of its objective to grow shareholder value and to maintain and improve its competitive edge in the markets that it serves.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive money market accounts at September 30, 2007. Interest on notes and leases are at fixed rates for the term of the debt.

ITEM 4.                             CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

During the third quarter of 2007, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              On August 14, 2007, Photonic Products Group, Inc. held its annual meeting of shareholders.

b)             At the annual meeting, the shareholders elected Jan Winston as a Class III director to serve for a three year term by a vote of 7,903,858 in favor and with 7,600 votes withheld. Class 1 directors, Tom Lenagh and Daniel Lehrfeld continue to serve the remainder of their three year terms until 2008. Class II directors, John Rich and Luke P. LaValle continue to serve the remainder of their three year term until 2009.

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

Photonic Products Group, Inc.

	By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

	By:	/s/ William J. Foote

William J. Foote

Chief Financial Officer and Secretary

Date:	November 9, 2007