Form 10-K/A
period 2006-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2007-11-21
CIK 719494

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

Common Shares outstanding as of March 29, 2007

[8,001,607]

Photonic Products Group, Inc.

Explanatory Note

This Amendment No. 1 of Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2007 (“Original Filing”) revises part II, Item 9A Controls and Procedures to include Management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as required by Item 307 of Regulation S-K, which was previously omitted in the Original Filing. The original action under the heading Disclosure controls and procedures has been amended to read as follows:

“The Company carried out an evaluation with the participation of the Company’s management, including our Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.”

Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been updated and filed with this Amendment No. 1 on Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K which was originally prepared and relates to the Company as of December 31, 2006. However, this Form 10-K/A only amends and restates the Items described above and attempt has been made to modify or update other disclosures presented in our Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 30, 2006 (the original filing date of the Form 10-K), and does not reflect any events occuring after the filing of our Form 10-K and does not modify or update those disclusures affected by other subsequent events. Unless otherwise stated, the information in this Form 10-K/A, not affected by such current restatements, is unchanged and reflects the disclosures made at the time of the original filing.

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

Disclosure controls and procedures

The Company carried out an evaluation with the participation of the Company’s management, including our Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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