Form 10-K
period 2007-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2008-03-28
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.  See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $6,565,580.  (For purposes of determining this amount, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

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

Common Shares outstanding as of March 26, 2008

[10,625,738]

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

Photonic Products Group, Inc.

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward–looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward–looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward–looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward–looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward–looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward–looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward–looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

In November 2003, the Company concluded its first acquisition, that of the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT.  Laser Optics, Inc. was a custom optics and optical coating services provider, in business since 1966.  PPGI integrated the Bethel team and their operations into the Company’s Northvale, NJ operations in mid–2004, combining them with Inrad’s custom optics and optical coating product lines under the Laser Optics name.

In October 2004 the Company completed its second acquisition of a complementary business with the purchase of 100% of the stock of MRC Precision Metal Optics, Inc. of Sarasota, FL.  MRC Optics, now a wholly–owned subsidiary of PPGI, is a fully integrated precision metal optics and diamond–turned aspheric optics manufacturer, specializing in CNC and single point diamond machining, optical polishing, plating, beryllium machining, and opto–mechanical assembly services.

PPGI’s business unit products continue, at present, to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion products and Pockel’s cells (optical shutters, also known as “Q–switches”) that employ nonlinear crystals to perform the function of wavelength conversion).  Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics.  Laser accessories are brought to market by INRAD.

In summary, the Company is at present an optical component, subassembly, and sub–system supplier to major original equipment manufacturers and researchers in the Photonics industry.  In the future, its products may also include other product categories.

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northeast of New York City, and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located within its Northvale, NJ facility.

Custom optic manufacturing is a major product area for PPGI.  The Company specializes in high–end precision components.  It develops, manufactures and delivers precision custom optics and thin film optical coating services via its Laser Optics and MRC Precision Optics branded business units.  Glass, metal, and crystal substrates are processed using modern manufacturing equipment and techniques to prepare and polish substrates, deposit optical thin films, and assemble sub–components, thereby producing optical components used in advanced Photonic systems.  The majority of custom optical components and optical coating services supplied are used in inspection and process control systems, in defense and aerospace electro–optical systems, in laser system applications, in industrial scanners, and in medical system applications.

The Company also currently develops, manufactures, and delivers synthetic optical crystals, optical crystal components, and laser accessories via its INRAD brand.  It grows synthetic crystals with electro–optic (EO), non–linear and optical properties for use in both its standard products and custom products.  The majority of crystals, crystal components and laser accessories supplied are used in laser systems, defense EO systems, and in R&D applications by researchers within corporations, universities, and national laboratories.

The following table summarizes the Company’s product sales by product categories during the past three years. The methodology for categorizing the products comprising “laser accessories” has been revised to include all non–linear and electro–optical crystal components. The prior year figures in the following table have been revised to reflect this new methodology:

	Years Ended December 31,
	2007		2006		2005
Category	Sales	%	Sales	%	Sales	%
Optical Components	$13,410,000	89	$12,274,000	88	$11,798,000	85
Laser Accessories	1,690,000	11	1,647,000	12	1,987,000	15
TOTAL	$15,100,000	100	$13,921,000	100	$13,785,000	100

Products Manufactured by the Company

Optical Components

a)           Custom Optics and Optical Coating Services

Manufacturing of high–performance custom optics is at present a major product area for PPGI, and is addressed in the marketplace by all three business units, but principally via its Laser Optics and its MRC Optics business units.

The Laser Optics business unit was formed in 2003 via the combination of INRAD’s Northvale, NJ based custom optics and optical coating services operations and those of the former Laser Optics, Inc. of Bethel, CT.  The Company had been active in the field since 1973, and Laser Optics, Inc. since 1966.

Laser Optics produces custom products manufactured to its customer’s requirements.  It specializes in the manufacture of optical components, optical coatings (ultra–violet wavelengths through infra–red wavelengths) and subassemblies for military, aerospace, process control, photonic instrument, and medical end–use.  Planar, prismatic and spherical components are fabricated from glasses of all kinds and crystals of most kinds, including fused silica, quartz, infra–red materials (including germanium, zinc selenide and zinc sulfide), calcite, magnesium fluoride and silicon.  Component types include mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x–ray mirrors, and cavity optics for lasers.

To meet performance requirements, most optical components and sub–assemblies require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  Laser Optics optical coating specialties include high laser damage resistance, polarizing, high reflective, anti–reflective, infra–red, and coating to complex custom multi–wavelength requirements on a wide range of substrate materials.  Laser Optics coats mainly components it manufactures, and also customer furnished components.  Coating deposition process technologies employed included electron beam, thermal, and ion assist.

MRC Optics, established in 1983 is a fully integrated precision metal optics and optical assembly manufacturer.  The Company employs high precision CNC and diamond machining, polishing, plating, beryllium machining, opto–mechanical design, component manufacturing and assembly services in the manufacture of custom optics.  MRC has developed custom processes to support prototyping through high rate production of large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar  mirrors, reflective porro prisms, and arc–second accuracy polygons and motor assemblies.  Optical plating specialties include void–free gold and electroless nickel.

b)           UV Filter Optical Components

The INRAD crystals and crystal components product lines include crystalline filter materials, including both patented and proprietary materials, that have unique transmission and absorption characteristics that enable them to be used in critical applications in defense systems such as missile warning sensors.  Such materials include nickel sulphate, and proprietary materials known in the field as UVC–7 and LAC.

Laser Accessories

PPGI produces and brings to market crystal–based products that are both used in, and are accessories for, laser systems via its INRAD business unit. These products include wavelength conversion crystals, Pockel’s cells (also known as “Q–switches”), wavelength conversion instruments, and certain other crystal components.

a)           Crystal Components

Certain synthetic crystals, because of their internal structure, have unique optical, non–linear, or electro–optical properties that are essential to application in or with laser systems.  Electro–optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam.  Developing growth processes for high quality synthetic crystals and manufacturing and design processes for crystal components lies at the heart of the INRAD laser accessory product lines. Other crystal components, both standard and custom, are used in laser applications research and in commercial laser systems to change the wavelength of laser light.  Synthetic crystals currently in production include Lithium Niobate, Beta Barium Borate, Alpha Barium Borate, KDP, deuterated KDP and Zinc Germanium Phosphide, among others.

b)           Pockel’s Cells

INRAD has developed and manufactures a line of Pockel’s Cells (optical shutters) and associated electronics, and has been active in this field since 1973.  Pockel’s cells are used in applications that require fast switching of the polarization direction of a beam of light.  These uses include Q–switching of laser cavities (i.e., to generate laser output pulses), coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to laser manufacturers and individually to researchers.

INRAD Pockel’s cell products include the following:

•                  Single crystal and dual crystal KD*P Pockel’s Cells

•                  PKC–21 and PKC–02

•                  9 mm through 50 mm apertures

•                  Single crystal Lithium Niobate Pockel’s Cells

•                  PLC–01

•                  8.5 mm through 10.5 mm apertures

•                  Single crystal and dual crystal BBO Pockel’s Cells

•                  PBC–03

•                  2.5 mm x 2.5 mm through 2.5 mm x 7 mm sizes

•                  Electronic drivers

•                  Gimbal mounts

c)           Harmonic Generation Systems

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

Products offered for such nano–second laser systems include the following:

•                  AT–III — an Autotracker with servo controlled tuning

•                  5–304 — temperature–stabilized crystals

•                  Harmonic separators — for ultra–violet (UV), infra–red (IR), and second frequency mixing (SFM)

The Company produces a Harmonic Generator, the 5–050, for use with ultra–fast lasers having pulse durations in the femtosecond and picosecond regime.  This product is sold on an OEM basis to manufacturers of ultra fast lasers and to researchers in the scientific community.

d)           Laser Pulse Measurement Instruments

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

Markets

In 2007, 2006 and 2005 the Company’s product sales were made to customers in the following market areas:

Market	2007	2006	2005
Defense/Aerospace	$9,456,000 (63)%	$9,048,000 (65)%	$8,352,000 (60)%
Process control & metrology	3,760,000 (25)%	2,862,000 (20)%	3,259,000 (24)%
Laser systems (non–military)	932,000 (6)%	1,001,000 (7)%	1,044,000 (8)%
Universities & National laboratories	352,000 (2)%	502,000 (4)%	522,000 (4)%
Other	600,000 (4)%	508,000 (4)%	608,000 (4)%
Total	$15,100,000 (100)%	$13,921,000 (100)%	$13,785,000 (100)%

Major market sectors served by the Company include defense and aerospace, process control & metrology, laser systems (non–military), telecom, universities and national laboratories, and various other markets not separately classified.  The “defense and aerospace” area consists of sales to OEM defense electro–optical systems and subsystems manufacturers, manufacturers of non–military satellite–based electro–optical systems and subsystems, and direct sales to governments where the products have the same end–use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing process implementation and control, optics–based metrology and quality assurance, and inventory and product control equipment.  Examples of applications for such equipment include semiconductor (i.e., chip) fabrication and testing and inventory management and distribution control.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  “Universities and National Laboratories” consists of product sales to researchers at such institutions.  The “Other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually (example: bio–medical), and sales through third parties for whom the end–use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro–optical systems sector.  End–use applications include military laser systems, military electro–optical systems, satellite–based systems, and missile warning sensors and systems that protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  In the post–9/11 era, government spending priorities for such systems rose and deployment of new systems was accelerated, as was refurbishment of fielded systems.  The Company’s sales of products to this customer sector continued their upward trend, representing 63% of sales in 2007, 65% of sales in 2006 and 60% of sales in 2005.  In dollar terms, sales to customers in this sector increased by 4.5% in 2007 as compared with 2006, and 8.3% in 2006 as compared with 2005.  The defense and aerospace sector offers continued opportunities for the Company’s capabilities in specialty crystal, glass and metal precision optics.

Demand in the Process Control and Metrology market sector increased in 2007.  Sales in 2007 represented 25% of total Company sales. Sales in 2006 represented 20% of total Company sales, down from 24% in 2005.  In dollar terms, 2007 sales to customers in this sector were up 31.4%, while in 2006 sales to this sector were down 12% from sales in 2005.  The optical and x–ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and monochrometers.

The Company serves the non–military laser industry as an OEM supplier of standard and custom optical components and laser accessories.  Sales in 2007 represented 6% of total sales while sales in 2006 were 7%, and in 2005 were 8% of total sales, respectively.  In dollar terms, the sales to this sector declined 7% from 2006 sales, reflecting maturation of certain OEM products. Sales in 2006 declined 4% from 2005 levels, reflecting discontinuation of the INRAD/A.P.E. alliance and sales of autocorrellators on December 31, 2005.  Sales to customers in this sector in dollar terms, net of autocorrellator sales, increased between 2005 and 2006.

Sales to customers within the University and National Laboratories market sector represented approximately 4% of total revenues in 2007, 2006 and 2005.  Sales to this sector have been in the $500,000 to $700,000 range historically, now representing a smaller percentage of total revenues.

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 9.5%, 8.7%, and 9.5%, of product sales in 2007, 2006 and 2005, respectively.

In 2007, two domestic customers accounted for 13.5% and 19.0% of sales. Both of these customers are electro–optical systems divisions of major U.S defense industry corporations who manufacture systems for U.S. and allied foreign governments. In 2006, three domestic customers accounted for 15%, 16%, and 11%, of sales.  Two of these three customers are the same customers as in 2007. The third customer is also a defense electro–optical systems manufacturer.   In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales.  These two customers were the same customers as in 2007.  In the short–term, the loss of any of these customers would have a significant negative impact on the Company and its business units.

Long–Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a long period of time.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments from its suppliers for the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ–based business units market their products domestically through their own sales, marketing and customer service teams, led by the Corporate Vice President — Sales and Marketing.  The Company’s MRC Optics subsidiary markets its products domestically through a combination of its own sales, marketing and customer service team, led by the Corporate Vice President — Sales and Marketing.

Independent sales agents are used in countries in major non–U.S. markets, including Canada, UK, EU, Israel, and Japan.

Trade show participation, Internet–based marketing and promotion, and international sales representative and distributor relationships are coordinated at the corporate level under the auspices of the corporate Vice President — Marketing and Sales.

Backlog

The Company’s order backlog at December 31, 2007 was $9,672,000, essentially all of which is expected to be shipped in 2008. The Company’s order backlog as of December 31, 2006 was $6,969,000. The Company’s order backlog as of December 31, 2005 was $7,857,000.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by staying small and carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume production rates.  Many custom optics manufacturers lack in–house thin film coating capability.  As a result, there are fewer well–rounded competitors in the custom optics arena, and many are equipped with modern facilities and manufacturing methods.  The Company has and continues to judiciously deploy capital towards modernizing its facilities, and has staffed its manufacturing groups with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes and optical coating processes.  The Company competes on the basis of providing consistently high quality products delivered on time, developing and maintaining strong customer relationships, and continuously improving its capabilities, labor productivity, cost structure, and product cycle times.

Competition for the Company’s laser accessories is limited, but competitors’ products are generally lower priced.  The Company’s laser accessories are considered to be high end and generally offer a combination of features not available elsewhere.  Because of the Company’s in–house crystal growth capability, the Company’s staff is knowledgeable about matching appropriate crystals to given applications for its laser accessories.

For the crystal product area, price, quality, delivery, and customer service are market drivers.  With advancing globalization, many of the Company’s competitors supplying non–linear optical crystals are overseas and can offer significantly reduced pricing for some crystal species.  Sales in this arena are declining, but the Company has been able to retain a base by providing the quality and customer service needed by certain OEM customers not readily available from others, and by offering proprietary crystal components for which the Company is either sole source or one of few available sources.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus, quality and technical support are considered to be valuable attributes for a crystal supplier by some, but not all, OEM customers.

Although price is a principal factor in many product categories, competition is also based on product design, product performance, customer confidence, quality, delivery, and customer service.  The Company is a sole–source supplier of products to several major customers who are leaders in their industries.  Based on its performance to date, the Company believes that it can continue to compete successfully in its niches, although no assurances can be given in this regard.

Employees

As of the close of business on December 31, 2007, the Company had 98 full–time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  Company sales in 2007, 2006, and 2005 requiring U.S. State Department export approval represented 0.7%, 0.5%, and 1.4% of total sales. In all cases the required export approvals were granted.

There are no other federal regulations or any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Florida.

Item 1A.               Risk Factors

The Company cautions investors that its performance (and, therefore, any forward looking statement) is subject to risks and uncertainties.  Various important factors, including but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward looking statement.

a)           The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low–cost labor regions such as the far–east and eastern–Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

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

c)           The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2007, seven customer accounts represented in the aggregate 68% of total revenues, and three customers represented 42% of revenues.  These three customers each represented 19%, 14% and 9.0% of sales, respectively.  Since we are a supplier of custom manufactured components to OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts could have a material adverse effect on business, our results of operations, and our financial condition.

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

e)           The Company may not succeed in expanding product lines and markets by acquiring other businesses

The Company’s business strategy includes expanding its production capacities, product lines and market reach through both internal growth and acquisition of complementary businesses.  The Company may not succeed in finding or completing acquisitions of such businesses, nor can the Company be assured that it will be able to raise the financial capital needed for such acquisitions.  Acquisitions may result in substantial per share financial dilution of the Company’s Common Stock from the issuance of equity securities.  They may also result in the taking on of debt and contingent liabilities, and amortization expenses related to intangible assets acquired, any of which could have a material adverse affect on the Company’s business, financial condition or results of operations.  Also, acquired businesses may be experiencing operating losses.  Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s people, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.  To date, the Company has had limited experience in acquiring and integrating new businesses, having made only two acquisitions, and none since 2004.

f)           The Company depends on, but may not succeed in, developing and acquiring new products and processes

In order to meet the Company’s strategic objectives, the Company needs to continue to develop new processes, to improve existing processes, and to manufacture and market new products.  As a result, the Company may continue to make investments in the future in process development and additions to its product portfolio.  There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  The Company also cannot be sure that it will be successful in acquiring complementary products or technologies or that it will have the human or financial resources to pursue or succeed in such activities.

g)           The Company may not be able to fully protect its intellectual property

The Company currently holds one material patent applicable to an important product, but does not in general rely on patents to protect its products or manufacturing processes.  The Company generally relies on a combination of trade secret and employee non–competition and nondisclosure agreements to protect its intellectual property rights.  There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology.  In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company.  Asserting the Company’s rights or defending against third–party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations or financial condition.

h)           The Company incurred a net loss for one of the past three years

The Company had a net loss of $(11,000) in 2005.  Although the Company has been profitable in the last two years, if the Company were to sustain major future losses, the Company may not be able to obtain the financing that it may require to supply the working capital needs of its existing operations, or to continue to implement its growth strategy.

i)            The Company’s stock price may fluctuate widely

The Company’s stock is thinly traded.  Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially.  In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts, or market or market–sector declines, may materially and adversely affect the market price of the Company’s Common Stock.  In addition, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on–line bulletin boards or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s Common Stock.

j)            As general economic conditions deteriorate, the Company’s financial results suffer

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

k)           Many of the Company’s customer’s industries are cyclical

The Company’s business is significantly dependent on the demand its customers experience for their products.  Many of their end users are in industries that historically have experienced a cyclical demand for their products.  The industries include but are not limited to, the defense electro–optics industry and the manufacturers of process control capital equipment for the semiconductor tools industry.  As a result, demand for the Company’s products are subject to cyclical fluctuations, and this could have a material adverse effect on our business, results of operations, or financial condition.

l)            The Company’s operations may be adversely affected if it fails to keep pace with industry developments

The Company serves industries and market sectors which will be affected by future technological developments.  The introduction of products or processes utilizing new developments could render the Company’s existing products or processes obsolete or unmarketable.  The Company’s continued success will depend upon its ability to develop and introduce on a timely and cost–effective basis new processes, manufacturing capabilities, and products that keep pace with developments and address increasingly sophisticated customer requirements.

m)          The Company’s manufacturing processes require products from limited sources of supply

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

Item 1B.               Unresolved Staff Comments

Not applicable

Item 2.                  Properties

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are in its Northvale facility.  In September 2006, the Company signed an extension of its Northvale lease until October 31, 2008.  In addition, the Company negotiated an option for renewing the lease for two additional two year periods, at fixed terms, through October 31, 2012.

Photonic Products Group, Inc’s subsidiary, MRC Precision Metal Optics, occupies the space located in Sarasota, FL pursuant to a net lease expiring on August 31, 2008.  MRC Optics has the option of extending the lease for four additional two year periods through August 31, 2016, at fixed terms.

The facilities are adequate to meet current and future projected production requirements.

The total rent in 2007 for these leases was approximately $570,000.  The Company also paid real estate taxes and insurance premiums that totaled approximately $189,000 in 2007.

Item 3.                  Legal Proceedings

There are no legal proceedings involving the Company as of the date hereof.

Item 4.                  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.                   Market for Registrant’s Common Equity and Related Stockholder Matters

a)           Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol PHPG.

The following table sets forth the range of closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2006 through the quarter ended December 31, 2007, as reported by the National Association of Securities Dealers NASDAQ System.  Such over–the–counter quotations reflect inter–dealer prices, without retail mark–up, mark–down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2007	4.49	2.50

Quarter ended September 30, 2007	2.87	2.00

Quarter ended June 30, 2007	2.30	1.55

Quarter ended March 31, 2007	1.75	1.30

Quarter ended December 31, 2006	1.67	1.05

Quarter ended September 30, 2006	1.48	0.86

Quarter ended June 30, 2006	1.89	1.25

Quarter ended March 31, 2006	1.65	1.35

As of March 26, 2008 the Company’s closing stock price was $ 4.10 per share.

b)           Shareholders

As of March 26, 2008, there were approximately 166 shareholders of record of Common Stock.  The number of shareholders of record of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.  As of the same date, the Company estimates that there are an additional 580 beneficial shareholders.

c)           Dividends

The Company paid an annual dividend of 134,000 shares of Common Stock on its Series A and Series B convertible preferred stock which is valued at the closing price on the dividend date.  The value of the dividend was $238,167 in 2007, $234,500 in 2006, $134,000 in 2005.

The Series A convertible preferred stock consisting of 500 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $1.00 per share was converted into 500,000 common shares of the Company’s stock in April 2007.  A total of 2,032 shares of the Series B convertible preferred stock consisting of 2,082 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $2.50 per share were converted in October and November of 2007.  The remaining 50 shares of Series B preferred stock were redeemed by the Company for a cash payment of $50,000 and an accrued stock dividend of 1,332 common shares.  Accordingly, there will be no further dividend payments by the Company on the former Series A or B convertible preferred stock in 2008 or subsequent years.

The Company historically has not paid cash dividends.  Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)           Recent Sales of Unregistered Securities

There were no sales of unregistered securities during 2007.

Item 6.                   Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10–K.

		As of December 31, or
		For the Year Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$15,099,878	$13,921,127	$13,785,057	$9,221,857	$5,388,184

Net income (loss)	1,880,081	772,266	(11,398)	(672,937)	(1,777,309)

Net income (loss) applicable to common shareholders	$1,641,914	$537,766	$(145,398)	$(837,757)	$(1,830,909)

Earnings per share
Basic earnings (loss) per share	0.19	0.07	(0.02)	(0.15)	(0.35)
Diluted earnings (loss) per share	0.13	0.06	(0.02)	(0.15)	(0.35)

Weighted average shares
Basic	8,609,822	7,572,637	7,218,244	5,710,354	5,287,849
Diluted	13,777,114	11,915,090	7,218,244	5,710,354	5,287,849

Common stock dividends on Preferred shares	238,167	234,500	134,000	164,820	53,600
Total assets	16,077,947	15,316,260	13,481,021	13,526,634	8,851,121
Long–term obligations	2,990,730	6,299,767	5,963,411	6,459,088	4,405,576
Shareholders’ equity	7,712,799	5,236,703	3,929,407	3,965,129	3,284,439

The Company completed the acquisition of the stock of MRC Precision Metal Optics, Inc. in mid–October 2004.  Also, the Company completed the acquisition of Laser Optics, Inc.’s assets and liabilities at the end of November 2003.  The comparability of information in the selected financial data provided for 2007, 2006 and 2005, above, is aided by details provided in the management discussion, which attribute certain portions of revenue growth to these two acquisitions.

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

Revenue Recognition

The Company records revenue when a product is shipped.  Losses on contracts are recorded when identified.  The Company, from time to time, may recognize revenue using the percentage of completion method for certain long term manufacturing projects.  No revenues in 2007 were accounted for using the percentage of completion method.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of write–offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past–due accounts receivable balances and, additionally, considers bad debts history, customer credit–worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written–off when it is determined that the balance will not be collected. Historically, the Company has experienced very few instances of uncollectible receivables.  For each of the past three years, the Company’s allowance for doubtful accounts has remained fixed at $15,000.

Inventory

Inventories are stated at the lower of cost (first–in, first–out method) or market.  Cost includes material, labor and overhead.

The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow moving or discontinued.  Excess work–in–process costs are charged against earnings whenever estimated costs–of–completion exceed unbilled revenues.

Acquired Goodwill and Intangible assets

Intangible assets with finite lives are amortized on a straight–line basis over the assets’ estimated useful life up to 14 years.  The Company periodically evaluates on an annual basis, or more frequently when conditions require, whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.

Goodwill and intangible assets not subject to amortization are tested in December of each year for impairment, or more frequently if events and circumstances indicate that the assets might have become impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Share–based compensation

Effective January 1, 2006, the Company adopted the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share–Based Payment ("SFAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock–Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.

SFAS 123 (R) requires compensation costs related to share–based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share–based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost.  Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS No. 123 encouraged recognition of the fair value of all stock–based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value–based method of accounting prescribed by APB No. 25 and disclose certain pro–forma amounts as if the fair value approach of SFAS No. 123 had been applied.  In December 2002, SFAS No. 148, Accounting for Stock–Based Compensation–Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock–based employee compensation, required more prominent pro–forma disclosures in both the annual and interim financial statements.  The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting SFAS 123(R), the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant–date fair value of those awards as calculated for either recognition or pro–forma disclosures under SFAS 123.

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2007		2006		2005
Category	Sales	%	Sales	%	Sales	%
Optical Components	$13,410,000	89	$12,274,000	89	$11,798,000	85
Laser Accessories	1,690,000	11	1,647,000	12	1,987,000	15
TOTAL	$15,100,000	100	$13,921,000	100	$13,785,000	100

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2007	2006	2005
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	60.5%	67.4%	72.2%
Gross profit margin	39.5%	32.6%	27.8%
Selling, general and administrative expenses	23.6%	26.1%	25.0%
Internal research and development	0.0%	0.0%	0.1%
Profit from operations	15.9%	6.6%	2.6%
Net income (loss)	12.5%	5.5%	(0.1)%

Revenues

Total revenues were approximately $15,100,000, $13,921,000, and $13,785,000 in 2007, 2006 and 2005, respectively, reflecting the consolidated results from all three present business units. Revenues increased by 8.5% in 2007, while revenues were approximately equal in 2006 and 2005.

Examining these results by customer industry sector:

Sales to the Defense/Aerospace sector continued their upward trend in 2007, increasing by 4.5% in dollar terms to $9,456,000 in 2007 compared to 2006, and representing 63% of total Company revenues. In 2006, sales to the sector were $9,048,000, or 65% of total sales and up 8.3% compared to $8,352,000 or 60% of total sales in 2005.  Increased military spending on electro–optical systems and R&D in the post–9/11 era combined with strategic re–positioning by the Company has boosted demand for the Company’s services in manufacturing custom products for its OEM customers.

Revenues from customers in the Process Control and Metrology (i.e. semiconductor tools, instruments, inventory management equipment) sector in 2007 increased by 31.4% to $3,760,000, reflecting the addition of a large new OEM account. Sales into this sector in 2006 decreased 12% from sales in 2005, to $2,862,000 from $3,259,000.  The sales decline in 2006 was due to reduced demand from two major OEM customers.  The optical and x–ray inspection segment of the semiconductor industry offers continued opportunities for the Company’s capabilities in precision optics, crystal products, and X–ray monochrometers.  Sales to this sector accounted for 25%, 20%, and 24% of total sales in 2007, 2006, and 2005, respectively.

Revenues decreased in the non–military Laser Systems sector by 6.9% to $932,000 in 2007 reflecting maturation of certain OEM products. This followed the sales decline of 4.1% in 2006, from 2005 levels, reflecting discontinuation of the INRAD/A.P.E. alliance and cessation of sales of autocorrellators on December 31, 2005.  Sales to customers in this sector in dollar terms, net of autocorrellator sales, increased between 2005 and 2006.  Sales to this sector accounted for 6%, 7%, and 8% of total sales in 2007, 2006, and 2006, respectively.

Sales to customers within the University and National Laboratories market sector represented 2.3% of total revenues in 2007, 3.6% in 2006 and 3.8% in 2005.  In dollar terms, sales to this sector have been slowly trending downward, reflecting commoditization of certain crystal component categories, internet buying by University researchers from Asian sources, and maturation of certain legacy instruments. Sales to this sector in dollar terms net of autocorrellator sales to researchers increased between 2005 and 2006, but then fell between 2006 and 2007.

Sales to customers in “Other” (i.e. non–separately classified) sectors were $600,000 in 2007, $508,000 in 2006, and $608,000 in 2005.  Sales in these sectors have accounted for approximately 4% of total sales in each of the past three years.

Total new orders booked in 2007 were $17,802,000, up approximately 34.0% from new orders of $13,269,000 in 2006. The increase in bookings was for optical components, especially in our Laser Optics and MRC Optics business units. Order intake from one large INRAD and one large Laser Optics OEM customer in the Defense/Aerospace sector increased significantly in 2007 from 2006. One large new Defense/Aerospace OEM was added in 2007, while orders from another declined by 50% as their program’s demands declined.  Additionally, a large new OEM customer in the Process Control and Metrology sector was added in 2007.  New orders in 2006 had decreased by approximately 13% from orders of $15,308,000 in 2005.

The Company’s backlog of product orders as of December 31, 2007 was approximately $9,672,000, up 38.4% from $6,969,000 in 2006.  The Company’s end of year backlog in 2005 was $7,857,000.

Cost of Goods Sold and Gross Profit Margin

As a percentage of its consolidated sales, cost of goods sold was 60.5%, 67.4%, and 72.2%, for the years ended December 31, 2007, 2006 and 2005, respectively.  Gross profit margin as a percentage of sales was 39.5%, 32.6%, and 27.8%, for the same periods, respectively.

The aggregate cost of goods sold percentage metric and its complement, the gross profit margin percentage metric, improved with increasing sales levels, as fixed costs represent a major component of our total cost structure.  These metrics improve, as well, with decreasing cost of material and outside services as a percentage of sales, increasing labor productivity, and decreasing fixed expenses.  In 2007, the cost of goods sold declined (i.e. improved) as a percentage of sales, from 2006 levels, continuing its year to year improvement over the past three years. In dollar terms, cost of goods sold was $9,141,000 compared with $9,377,000 in 2006, down 2.5%, while revenues increased 8.5%.  The reduction in the cost of goods sold percentage in 2007 was primarily a reflection of lower material costs as a percentage of revenues in 2007, and increased labor productivity on higher sales volume, while other manufacturing expenses as a percentage of sales improved by approximately 6% , reflecting continual expense control vigilance.

Material costs as a percentage of revenues decreased by approximately 19% in comparison to the prior year, caused principally by an increase in shipments in the second half of custom products with customer furnished materials which carry no related material costs in cost–of–goods sold.  The lower material cost as a percentage of revenues in 2007 should not be viewed as a trend; rather it reflects the impact of a one–time contractual arrangement with an OEM customer for the second half of 2007 and the first quarter of 2008.  Total labor costs in 2007 were down 4.2% on the higher sales volume, resulting in a labor productivity improvement of 12%.

Gross margin in 2007 continued its three year upward trend to $5,959,000 or 39.5%, compared with a gross margin of $4,544,000 or 32.6% in the comparable period of 2006, and gross margin of $3,829,000, or 27.8% in 2005. These improvements reflect the positive factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 23.6%, 26.1%, and 25.0% in 2007, 2006, and 2005, respectively.

Selling, general and administrative expenses in 2007 decreased in dollar terms from those in 2006 by $66,000, or 1.8%, while sales increased by 8.5%, resulting in a decrease in the 2007 SG&A cost as a percentage of sales. SG&A expenses in 2006 had increased in dollar terms from those in 2005 by $177,000, or 5.1%, while sales increased by 1.0%, resulting in the increase in the 2006 SG&A cost as a percentage of sales.  The increase in SG&A expenditures in 2006 compared with 2005 resulted in large measure from non–recurring expenses that were incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO, as we reported in our Form 8–K filed on June 26, 2006, and the resolution of this matter.  These included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors.  Increased expenses also resulted from recruitment costs incurred in connection with the Company’s search for its new CFO and assistant controller, and higher legal and accounting expenses related to day–to–day corporate matters. The Company did not incur expenses of this nature in 2007, resulting in the decrease in overall SG&A expenses in the year just ended.

Operating Income

Operating income in 2007 was $2,397,000, or 15.9% of sales, and in dollar terms up $1,481,000 or 161% from the prior year. This compares favorably with a profit of $917,000, or 6.6% of sales in 2006, (up 156% over 2005), and operating income of $358,000, or 2.6% of sales in 2005.

Management’s efforts to increase profitability from operations through 2007 have been focused on increasing the Company’s top line, and on improving productivity throughout its operations.  These year–over–year improvements in operating profit dollars have been a direct result of the success to date of these efforts.

Other Income and Expenses

The Company incurred interest expense at fixed rates on a $1,700,000 secured note, three subordinated convertible notes totaling $5,200,000, certain equipment leases, and other notes related to its acquisition of MRC Optics and Laser Optics, Inc.  Net interest in 2007 declined to $261,000 from $402,000 in 2006 and $505,000 in 2005.  The reduction in net interest expense reflects both the positive impact of interest income earned on this year’s higher cash balances and the continued reduction in higher rate long term notes and capital lease balances due to both scheduled amortization and accelerated principal re–payments.  In particular, interest income was $163,000, $52,000 and $3,000 in 2007, 2006 and 2005, respectively while interest expense was $424,000 in 2007, compared to $454,000 in 2006 and $508,000 in 2005.  The Company’s focus on pro–actively reducing debt levels resulted in a decrease of approximately $1,844,000 in debt principal during the year.

In 2006, the Company received an insurance settlement for $300,000 from a claim under its employee dishonesty insurance policy and the Company reported the recovery as other income (expense) for the period.  These proceeds were largely offset by the additional general and administrative costs related to the investigation of the employee involved and costs associated with remediation of the Company’s internal controls.

The Company also incurred costs of $13,000 during 2006 to liquidate liabilities for property tax and unemployment and disability tax that were incurred as part of its acquisition in December 2003 of the assets and certain liabilities of the former Laser Optics, Inc.

Income Taxes

In 2007, the Company recorded income tax expense in the amount of $250,000 after utilizing net operating losses of approximately $2,700,000 to offset federal taxes payable.  In 2006, the Company recorded income tax expense of $21,000 after utilizing net operating losses of approximately $1,400,000 to offset federal income tax payable and $678,000 against state income tax payable.  There was no income tax expense recorded by the Company in 2005.

Net Income

Net income in 2007 was $1,880,000, in dollar terms up 144% from the prior year. This compares favorably with net income of $772,000 in 2006, and a loss of $(11,000) in 2005.

Net Income (Loss) Applicable to Common Shareholders and Earnings per Common Share

Net income (loss) applicable to common shareholders, is arrived at after deducting the value of the stock dividends issued by the Company to the holders of its Series A and Series B convertible preferred stock. In April of 2007, 2006, and 2005, the Company distributed common stock dividends valued at $238,200, $234,500, and $134,000, respectively to the holders of its Series A and B convertible preferred stock.  The dividend value is calculated by reference to the market price of the common shares on the dividend distribution date.  The number of common shares issued in settlement of the dividend is determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares.

In 2007, all of the shares of the Series A convertible preferred stock and approximately 98% of the shares of the Series B convertible preferred stock were converted by the preferred shareholders into 812,800 shares of the Company’s common stock.  The stock of the remaining holder of 50 shares of Series B convertible preferred stock were redeemed by the Company on the payment of $50,000, the liquidation value, plus an accrued stock dividend of $5,000.  Accordingly, common stock dividends on these preferred shares will no longer be payable after 2007.

Net income applicable to common shareholders in 2007 was $1,642,000, or $0.19 per share basic and $0.13 per share diluted. This compares favorably with a net income applicable to common shareholders for the same period in 2006 of $538,000, and earnings per share of $0.07, basic and $0.06 diluted. In 2005, the Company had a net loss applicable to common shareholders of $(145,000), or $(0.02) per share basic and diluted.

Liquidity and Capital Resources

The Company’s primary source of cash in recent years has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options, short–term borrowing, and issuance of common stock.  The Company’s major uses of cash in the past three years have been for capital expenditures and for repayment and servicing of outstanding debt.  Supplemental information pertaining to our source and use of cash is presented below:

Selected Sources (uses) of cash ($ thousands)	Years ended December 31,
	2007	2006	2005
Net cash provided by operations	$3,001	$2,672	$360

Net Proceeds from issuance of common stock, exercise of stock options and warrants	395	113	(19)

Capital Expenditures	(247)	(987)	(454)
Principal payments on lease obligations	(196)	(250)	(221)
Net borrowing (payment) on debt obligations	(1,647)	373	(167)

In 2007, the Company deployed excess cash into accelerating repayment of debt, and focused on retiring its convertible preferred shares. This initiative was undertaken to strengthen its balance sheet, and to have a positive impact on the Company’s financial position, financial flexibility, and financial results.

In February 2006, a major shareholder and debt holder, Clarex Limited (“Clarex”) had provided the Company with $700,000 in financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand.  The terms called for repayment of the Company’s Promissory note in equal monthly installments, including interest & principal, commencing

March 2006, until maturity in March 2013.  The Note had an annual interest rate of 6.75%. In December 2007, the Company repaid the outstanding balance of $554,600 principal and $1,740 interest, retiring this note.

In 2002, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note to Clarex.  The note, originally due in January 2006, was in 2007 extended to December 31, 2008 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants.  The warrants have an expiration date of August 2009 and allow the holder to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  In January 2008, the maturity date of the note was extended to April 1, 2009.

In June of 2003, the Company paid off existing debt with the proceeds of a $1,700,000 Secured Promissory Note held by Clarex. The note was secured by all assets of the Company.  The note was for a period of 18 months at an interest rate of 6% per annum.  The Company’s Board of Directors approved the issuance of 200,000 warrants to the holder, as a fee for the issuance of the Note.  In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex for extending the maturity of the note an additional 36 months. The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, and expire on March 31, 2008 and May 18, 2008.  The note was extended again, to December 31, 2008, without issuance of warrants or any other further consideration.  On January 29, 2008, the Board of Directors authorized the repayment in full of this outstanding note including accrued interest of $477,444. Repayment was made in February 2008.  With the retirement of this Senior Secured note, the Company has no general liens against its assets, except for specific liens related to outstanding capital leases.  On March 27, 2008, Clarex Limited notified the Company that they had elected to exercise the 200,000 warrants expiring on March 31, 2008.  The Company expects the 200,000 common shares resulting from this exercise will be issued on or about March 31, 2008.

A Subordinated Convertible Promissory Note for $1,500,000 originally due in January 2006, was in 2007 extended to December 31, 2008 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  The note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share up to August 2009.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note were used in the Company’s acquisition program. The maturity date of the note was extended in January 2008 to a maturity date of April 1, 2009.

In 2004, the Company received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note.  The note had an interest rate of 6% and was initially due on March 31, 2007, but its term was extended in early 2007 to March 31, 2008.  Interest accrued yearly and along with principal was convertible into Common Stock, (and/or securities convertible into common shares).  The note was convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants, exercisable through July 2009, to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The note holder was a major shareholder of the Company. On June 28, 2007, the Company accelerated payment of $500,000 on the outstanding balance of this note, and subsequently, on September 17, 2007, the Company paid the remaining outstanding balance of principal and interest on this note, in full, in the amount of $697,000, consisting of $500,000 in remaining principal and $197,000 in accrued interest.

During 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock.  In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through August 2009, to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 276,675 Warrants were issued to Casimir Capital, LP, who was the placement agent for the private placement.  Casimir Capital earned commissions of $142,391 as the underwriter of this private placement.  This private placement resulted in net proceeds to the Company of approximately $1,173,000.  The funds were utilized in the furtherance to the company’s M&A program, capital equipment purchases and to meet general working capital requirements.  The issued shares and shares underlying warrants were subsequently registered under an S–1 Registration filing.

On April 16, 2007, the Company called for the full redemption of its $500,000 Series A 10% Convertible Preferred Stock (the “Series A”).  On April 30, 2007, Clarex Limited, the holder of all the shares of the Series A, notified the Company that it had decided to convert all 500 preferred shares into 500,000 shares of the Company’s common stock, in accordance with the Series A agreement.

On October 25, 2007, two principal holders, two outside Directors, and the Company’s CEO, notified the Company they were exercising their right to convert their shares of the Company’s $2,082,000 Series B 10% Convertible Preferred Stock (the “Series B”) into common stock at the specified conversion price of $2.50 per share.  In the aggregate, these holder’s shares of the Series B represented 1,560 shares or 75% of the total of 2,082 issued and outstanding Series B shares. Subsequently, on October 29, the Company issued a call for the redemption of the remaining balance of 522 issued and outstanding Series B shares on November 29, 2007.  The 10 holders of these shares had the option of converting their shares into common stock prior to the redemption date. Nine holders elected to convert, and the remaining holder elected to the preferred shares for cash and a final stock dividend accrued to the redemption date. In all, the Series B was converted into 812,800 shares of common stock through conversion, and through redemption into a cash payment of $50,000 and an accrued final stock dividend of 1,332 shares of common stock.

Capital expenditures, including internal labor and overhead charges, for the years ended December 31, 2007, 2006 and 2005 were approximately $247,000, $987,000, and $454,000, respectively.  In 2007, capital expenditures were primarily for replacement or refurbishment of manufacturing equipment and facility heating and ventilating equipment at the end of its useful life.  Capital expenditures in 2006 and 2005 were used for the acquisition of manufacturing and test equipment and the build–up of tooling for new customer requirements.  In 2006, the major portion of capital additions represented a major purchase of manufacturing equipment required in the performance of certain specific contracts and to provide an increased capability and a stronger competitive position for the Company in high precision spherical and aspherical lens production.

During 2007, proceeds from the exercise of stock options were $445,000, with 651,100 stock options exercised at a weighted average exercise price of approximately $0.68 per share and converted into an equivalent number of shares of the Company’s common stock. By comparison, in the 2006, proceeds from the exercise of stock options were $113,000 with 145,000 stock options exercised at a weighted average exercise price of $0.78 each and converted an equivalent number of shares of common stock.

For 2007, cash and cash equivalents increased by $1,318,000 to $4,396,000, after net cash outlays for debt repayments and redemptions of $1,697,000. In 2006, cash and cash equivalents increased by $1,922,000, including net borrowing of $373,000.

A summary of the Company’s contractual cash obligations at December 31, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	Greater Than 5 Years
Secured note payable (1)	$1,700,000	$1,700,000	$—	$—	$—
Convertible notes payable	2,500,000	—	2,500,000	—	—
Notes payable–other, including interest	703,306	30,110	173,477	46,128	453,591
Operating leases (2)	388,536	388,536	—	—	—
Capital leases, including interest	49,144	49,144	—	—	—
Employment Contracts	208,000	208,000	—	—	—
Total contractual cash obligations	$5,548,986	$2,375,790	$2,673,477	$46,128	$453,591

(1)   In March 2008, the Company repaid the $1,700,000 secured note payable along with accrued interest of $471,855.

(2)  Excludes all future lease renewal options available to Company and which have not yet been exercised.

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported net income of $1,880,000 in 2007, $772,000 in fiscal year 2006 and a loss of approximately ($11,000) in 2005.  During 2007, 2006 and 2005, the Company’s working capital requirements were provided by positive cash flow from its operations.

Net cash provided by operations was $3,001,000 in 2007, $2,672,000 in 2006, and $360,000 in 2005.  The significantly higher operating cash flows for 2007 and 2006 as compared with 2005 resulted from significantly increased net income in 2007 as compared with 2006, and in 2006 both from the higher level of customer advances received during 2006 on certain long term contracts and the significantly higher net income as compared with 2005.

The Company continues to seek new opportunities to increase sales and minimize expenses and cash requirements, in order to improve future operating results and cash flows.

The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2008.

The Company assesses merger and acquisition opportunities from time to time.  No assurances can be given that the Company will be able to identify and acquire appropriate targets for acquisition or merger, or to raise the capital required for any such transactions.

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

Item 8.                    Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 23 of the Annual Report on Form 10–K, and are incorporated herein by reference.

Item 9.                    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                 Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) as of the end of the period covered by this Annual Report on Form 10–K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2007.

Our annual report on Form 10–K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B                                                      Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on page 23.

(a) (2)	Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 23.   All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

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

4.10	Extension of Promissory Note dated February 15, 2008 originally issued to Clarex, Ltd. on October 31, 2003

4.11	Extension of Promissory Note dated February 15, 2008 originally issued to Welland, Ltd. on December 31, 2002

10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

10.2

Daniel Lehrfeld Employment Contract, dated October 20, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

23.1	Consent of Holtz Rubenstein Reminick LLP Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
Chief Executive Officer

Dated:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Rich	Chairman of the Board	March 28, 2008
John C. Rich	of Directors

/s/ Daniel Lehrfeld	President, Chief	March 28, 2008
Daniel Lehrfeld	Executive Officer
and Director

/s/ Luke P. LaValle, Jr.	Director	March 28, 2008
Luke P. LaValle, Jr.

/s/ Thomas H. Lenagh	Director	March 28, 2008
Thomas H. Lenagh

/s/ Jan M. Winston	Director	March 28, 2008
Jan M. Winston

/s/ William J. Foote	Vice-President, Chief Financial Officer	March 28, 2008
William J. Foote	and Secretary

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statements of operations for the three years ended December 31, 2007

Consolidated statements of shareholders’ equity for the three years ended December 31, 2007

Consolidated statements of cash flows for the three years ended December 31, 2007

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm on Supplemental Information

Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Photonic Products Group, Inc.

and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York

March 21, 2008

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,395,945	$3,078,052
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2007 and 2006)	2,181,859	2,396,486
Inventories	2,931,080	2,336,033
Other current assets	164,065	176,587
Total Current Assets	9,672,949	7,987,158
Plant and equipment:
Plant and equipment at cost	13,690,229	13,459,212
Less: Accumulated depreciation and amortization	(10,189,853)	(9,164,031)
Total plant and equipment	3,500,376	4,295,181
Precious Metals	112,851	130,732
Goodwill	1,869,646	1,869,646
Intangible Assets, net of accumulated amortization	830,144	908,708
Other Assets	91,981	124,835
Total Assets	$16,077,947	$15,316,260

Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of notes payable -other	$14,814	$100,079
Accounts payable and accrued liabilities	2,741,966	2,495,398
Customer advances	870,550	987,963
Current obligations under capital leases	47,088	196,350
Related party secured note due within one year	1,700,000	—
Total Current Liabilities	5,374,418	3,779,790

Related Party Convertible and Secured Notes Payable	2,500,000	5,200,000
Notes Payable — Other, net of current portion	490,730	1,052,680
Capital Lease Obligations, Net of current portion	—	47,087
Total Liabilities	8,365,148	10,079,557

Commitments and Contingencies	—	—

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; no shares issued and outstanding at December 31, 2007 and 500 shares issued and outstanding at December 31, 2006	—	500,000

10% convertible preferred stock, Series B no par value; no shares issued and outstanding at December 31, 2007 and 2,082 shares issued and outstanding at December 31, 2006	—	2,082,000

Common stock: $.01 par value; 60,000,000 authorized shares 10,104,719 issued at December 31, 2007 and 7,882,074 issued at December 31, 2006	101,046	78,820
Capital in excess of par value	15,320,771	11,926,815
Accumulated deficit	(7,694,068)	(9,335,982)
	7,727,749	5,251,653

Less — Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	7,712,799	5,236,703
Total Liabilities & Shareholders’ Equity	$16,077,947	$15,316,260

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues
Net sales	$15,099,878	$13,921,127	$13,785,057

Cost and expenses
Cost of goods sold	9,141,049	9,377,313	9,956,125
Selling, general and administrative expense	3,561,570	3,627,244	3,450,224
Internal research and development expense	—	—	20,279
	12,702,619	13,004,557	13,426,628

Operating income	2,397,259	916,570	358,429

Other income (expense)

Interest expense, net	(261,327)	(402,154)	(504,509)
Settlement of insurance claim		300,000	—
(Loss) gain on sale of precious metals	(5,851)	—	135,931
Other		(21,150)	(1,249)
	(267,178)	(123,304)	(369,827)

Income (loss) before income tax provision and preferred stock dividends	2,130,081	793,266	(11,398)

Income tax provision	250,000	21,000	—

Net income (loss)	1,880,081	772,266	(11,398)

Preferred stock dividends	(238,167)	(234,500)	(134,000)

Net income (loss) applicable to common shareholders	$1,641,914	$537,766	$(145,398)

Net income (loss) per share — basic	$0.19	$0.07	$(0.02)

Net income (loss) per share — diluted	$0.13	$0.06	$(0.02)

Weighted average shares outstanding — basic	8,609,822	7,572,637	7,218,244

Weighted average shares outstanding — diluted	13,777,114	11,915,090	7,218,244

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in			Total
	Common Stock		(Series A)		(Series B)		excess of		Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2005	7,186,794	71,868	500	500,000	2,100	2,100,000	11,036,561	(9,728,350)	(14,950)	3,965,129

401K contribution	61,404	614	—	—	—	—	68,166	—	—	68,780

Dividend on Preferred Stock	39,200	380	—	—	—	—	38,808	(134,000)	—	(94,812)

Accelerated stock options	—	—	—	—	—	—	21,398	—	—	21,398

Costs of issuance of common stock	—	—	—	—	—	—	(19,690)	—	—	(19,690)

Net loss for the year	—	—	—	—	—	—	—	(11,398)	—	(11,398)

Balance, December 31, 2005	7,287,398	72,862	500	500,000	2,100	2,100,000	$11,145,243	(9,873,748)	(14,950)	3,929,407

401K contribution	144,836	1,448	—	—	—	—	149,053	—	—	150,501

Dividend on Preferred Stock	134,000	1,340	—	—	—	—	233,160	(234,500)	—	—

Issuance of common stock payable	174,800	1,760	—	—	—	—	152,252	—	—	154,012

Exercise of stock options	145,000	1,450	—	—	—	—	111,380	—	—	112,830

Cancellation of common stock	(3,960)	(40)	—	—	—	—	40	—	—	—

Cancellation of preferred stock	—	—	—	—	(18)	(18,000)	18,000	—	—	—

Share-based compensation expense							117,687			117,687

Net income for the year	—	—	—	—	—	—	—	772,266	—	772,266

Balance, December 31, 2006	7,882,074	78,820	500	500,000	2,082	2,082,000	$11,926,815	(9,335,982)	(14,950)	5,236,703

401K contribution	124,133	1,241	—	—	—	—	165,453	—	—	166,694

Dividend on preferred stock	134,612	1,346	—	—	—	—	236,821	(238,167)	—	—

Common stock issued on conversion of Series A Preferred Stock	500,000	5,000	(500)	(500,000)	—	—	495,000	—	—	—

Common stock issued on exercise of options	651,100	6,511	—	—	—	—	438,736	—	—	445,247

Share-based compensation expense	—	—	—	—	—	—	34,074	—	—	34,074

Common stock issued on conversion of Series B Preferred Stock	812,800	8,128	—	—	(2,032)	(2,032,000)	2,023,872	—	—	—

Redemption of Series B Preferred Stock	—	—	—	—	(50)	(50,000)	—	—	—	(50,000)

Net income for the year	—	—	—	—	—	—		1,880,081	—	1,880,081

Balance, December 31, 2007	10,104,719	$101,046		$		$	$15,320,771	$(7,694,068)	$(14,950)	$7,712,799

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,880,081	$772,266	$(11,398)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,119,887	1,099,003	1,025,074
Loss/(gain) on sale of precious metal	5,851	—	(135,931)
401K common stock contribution	166,694	150,501	68,780
Stock option acceleration expense	—	—	21,298
Stock option expense	34,074	117,687	—
Change in allowance for doubtful accounts	—	—	(73,000)
Change in inventory reserve	163,391	102,817	(254,526)

Changes in operating assets and liabilities:
Accounts receivable	214,627	(130,552)	(744,939)
Inventories	(758,438)	(14,971)	309,720
Other current assets	12,522	(22,864)	(66,184)
Other assets	32,854	39,549	28,981
Accounts payable and accrued liabilities	246,568	222,718	81,740
Customer advances	(117,413)	335,699	110,546
Total adjustments	1,120,617	1,899,587	371,659
Net cash provided by operating activities	3,000,698	2,671,853	360,261

Cash flows from investing activities:
Capital expenditures	(246,518)	(986,732)	(453,615)
Proceeds from sale of precious metals	12,030	—	314,764
Net cash used in investing activities	(234,488)	(986,732)	(138,851)

Cash flows from financing activities:
Net proceeds (uses) from issuance of common stock	445,247	112,830	(19,492)
Proceeds from secured notes payable		700,000	—
Redemption of Series B Preferred shares	(50,000)	—	—
Principal payments of notes payable	(647,215)	(326,724)	(166,515)
Principal payments of convertible promissory notes	(1,000,000)
Principal payments of capital lease obligations	(196,349)	(249,738)	(272,347)

Net cash provided by (used in) financing activities	(1,448,317)	236,368	(458,354)

Net increase (decrease) in cash and cash equivalents	1,317,893	1,921,489	(236,944)

Cash and cash equivalents at beginning of the year	3,078,052	1,156,563	1,393,507

Cash and cash equivalents at end of the year	$4,395,945	$3,078,052	$1,156,563

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2007

1.         Nature of Business and Summary of Significant Accounting Policies and Estimates

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

c.             Accounts receivable

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.

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

e.             Plant and Equipment

Plant and Equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range between 5 and 7 years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods.  Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded.

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

g.             Impairment of long-lived assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

h.             Goodwill and Intangible assets

Acquired goodwill and intangible assets consists of goodwill approximating $1,870,000 and other acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology and trademarks that approximated $1,100,000.  Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.  Goodwill and intangible assets not subject to amortization are tested in December of each year for impairment, or more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The gross carrying amount of intangible assets as of December 31, 2007, and as of December 31, 2006 was $1,100,000, respectively.  Accumulated amortization related to intangible assets approximates $270,000 as of December 31, 2007 and $191,000 as of December 31, 2006.  Amortization expense was approximately $79,000 for the years ended December 31, 2007 and December 31, 2006, respectively.  Aggregate amortization for the five succeeding years from January 1, 2008 through December 31, 2012 approximates $395,000, accumulating at the rate of $79,000 per year.  The weighted average life of the Company’s intangible assets is approximately 10.5 years.

The changes in the carrying amounts of goodwill, by acquisition, for the year ended December 31, 2007, are as follows:

	Balance Jan. 1, 2007	Goodwill Additions	Purchase Price Adjustment	Balance Dec. 31, 2007
Laser Optics	$311,572	$—	$—	$311,572

MRC	$1,558,074	$—	$—	$1,558,074

Total	$1,869,646	$—	$—	$1,869,646

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(134,865)	$415,072
Completed technology	362,958	(89,011)	273,947
Trademarks	186,979	(45,854)	141,125

Total	$1,099,874	$(269,730)	$830,144

	At December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related	$549,937	$(95,583)	$454,354
Completed technology	362,958	(63,085)	299,873
Trademarks	186,979	(32,498)	154,481

Total	$1,099,874	$(191,166)	$908,708

i.              Stock-based compensation

Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost.  Accordingly, compensation expense was not recognized for certain fixed stock options that the Company had previously granted, if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

The Company applied the modified prospective approach to transition, under which the provisions of FAS 123 (R) are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

Under the fair value recognition provision of SFAS 123(R), stock based compensation cost is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures is amortized over the requisite service period of the award, which is generally the vesting period.

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

l.              Precious metals

Precious metals not consumed in the manufacturing process are valued at the lower of cost or net realizable value, on a first-in, first-out basis.

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

n.             Advertising costs

Advertising costs included in selling, general and administrative expenses were $29,000, $27,000 and $34,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Advertising costs are charged to expense when the related services are incurred or related events take place.

o.             Statements of cash flows and non-cash transactions

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months, or less, to be cash equivalents.

Interest paid during the years ended December 31, 2007, 2006 and 2005 was $99,000, 116,000 and $183,000, respectively.

Income taxes paid were $69,000 in 2007, $7,000 in 2006, and $7,000 in 2005.

In 2007, non-cash financing transactions resulting from the exchange of Series A convertible preferred stock in exchange for common shares amounted to $500,000 and the exchange of Series B convertible preferred stock for common stock amounted to $2,032,000.  In 2005 non-cash transactions included the exchange of debt for common stock in the amount of $59,200.

There were no adjustments to goodwill in 2007 or 2006.  In 2005, non-cash transactions resulting from an adjustment to increase the value of acquired goodwill amounted to $141,675.

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

q.             Net income (loss) per common share

The basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income (loss) per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.  For the year ended December 31, 2006, there were 1,332,800 shares on the conversion of convertible preferred shares that have not been included in dilutive shares as the effect would be anti-dilutive.  For the year ended December 31, 2005, the effect of outstanding stock options, warrants, convertible preferred shares and convertible notes is anti-dilutive since the Company had net losses, and has been excluded from the calculation of diluted net loss per share.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’)

	Years ended December 31,
	2007	2006	2005
Numerators

Net income (loss) applicable to common shareholders — basic	$1,641,914	$537,766	$(145,398)
Interest on Convertible Debt	188,096	210,000	—
Net income (loss) applicable to common shareholders — diluted	$1,830,010	$747,766	$(145,398)

Denominators

Weighed average shares outstanding — Basic	8,609,822	7,572,637	7,218,244
Convertible Debt	3,102,740	3,500,000	—
Warrants	1,585,206	287,353	—
Stock options	479,346	555,100	—
Weighted average shares outstanding — diluted	13,777,114	11,915,090	7,218,244

Net income (loss) per common share — basic	$0.19	$0.07	$(0.02)
Net income (loss) per commons share — diluted	$0.13	$0.06	$(0.02)

r.              Shipping and handling costs

The Company has included freight out as a component of selling, general and administrative expenses that amounted to $36,000 in 2007, $27,000 in 2006 and $32,000 in 2005.  When applicable the Company bills its customers for freight costs.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company.  The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including:

•              Non-controlling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

•              Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•              In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•              Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•              Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies to the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  The Company is currently assessing the impact of adopting SFAS 141(R) on its financial statements.

The FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” in December 2007 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. Statement 160 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning with the year ended December 31, 2009. Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its financial statements.

2.         Inventories

Inventories are comprised of the following:

	December 31,
	2007	2006

Raw materials	$786,000	$635,000
Work in process, including manufactured parts and components	1,650,000	1,213,000
Finished goods	495,000	488,000
	$2,931,000	$2,336,000

3.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2007	2006
Office and computer equipment	$1,164,000	$1,126,000
Machinery and equipment	10,550,000	10,381,000
Leasehold improvements	1,976,000	1,952,000
	13,690,000	13,459,000
Less accumulated depreciation and amortization	10,190,000	9,164,000
	$3,500,000	$4,295,000

4.         Related Party Transactions

During 2007, the Company accelerated repayment of the outstanding balance of a secured promissory note dated February 13, 2006 for $700,000 due to Clarex Limited (“Clarex”).  The payment consisted of $554,607 in principal plus accrued interest of $1,744.  The note was pursuant to a financing arrangement with Clarex to fund the Company’s acquisition of capital assets needed to capture new business opportunities.  The funds were originally received in February 2006 and the Company issued the secured note which called for monthly installments over a term of seven years with interest at 6.75%.

During 2007, the Company repaid prior to maturity, a 6% Subordinated Convertible Promissory Note in the amount of $1,000,000 due to Clarex.  The note was originally dated April 1, 2004 and due on March 31, 2008 and was convertible into 1,000,000

Units consisting of 1,000,000 shares of common stock and warrants to acquire 750,000 shares of common stock at a price of $1.35 per share.  An initial payment of $500,000 was made on June 28, 2007 and a final payment of $500,000 plus accrued interest of $196,520 was made on September 17, 2007.

A second Subordinated Convertible Promissory Note dated October 31, 2003 in the amount of $1,500,000 issued to Clarex and due on December 31, 2008 was extended to April 1, 2009 without additional consideration. The note bears interest at 6% per annum and is convertible into 1,500,000 Units consisting of 1,500,000 common shares and warrants to acquire 1,125,000 shares of common stock at a price of $1.35 per share. The original proceeds from the note were used in the Company’s acquisition program.

 In April 2007, Clarex exercised its right to convert its holdings of 500 shares of Series A 10% Convertible Preferred Stock (the “Series A”) with a liquidation value of $500,000 into common shares of the Company.  The preferred shares were convertible at a conversion price of $1.00 per share and the Company issued 500,000 common shares in exchange.

In October 2007, Clarex exercised its right to convert its holdings of 1,000 shares of the Company’s Series B 10% Convertible Stock (the “Series B”) with a liquidation value of $1,000,000 into common stock of the Company at the specified conversion price of $2.50 per share, along with all but one of the other Series B holders.  The Company issued 400,000 common shares to Clarex, on the conversion.

In March 2004, Clarex received 200,000 warrants from the Company in consideration for its loan against a $1,700,000 Secured Promissory Note issued to Clarex in 2003.  An additional 200,000 warrants were issued by the Company to Clarex for extending the maturity date of the note to December 2008.  The warrants are exercisable at $0.425 per share and $1.08 per share, respectively, and expire in March 2008 and May 2008. The Company repaid the outstanding balance of the note of $1,700,000 in March 2008 along with accrued interest in the amount of $477,444.  On March 27, 2008, Clarex Limited notified the Company that they had elected to exercise the 200,000 warrants expiring on March 31, 2008.  The Company expects the 200,000 common shares resulting from this exercise will be issued on or about March 31, 2008.

During 2002, Welland Ltd., a related party to Clarex, received a 6% Subordinated Convertible Promissory Note due January 31, 2006, that was subsequently extended to December 31, 2008, resulting in proceeds to the Company of $1,000,000. The Note has been extended to April 1, 2009, without additional consideration.  The note is convertible into 1,000,000 units consisting of 1,000,000 common shares and warrants to acquire 750,000 shares of common stock at $1.35 per share.

5.         Notes Payable — Other

In December 2005, the Company entered into a financing arrangement in the amount of $700,000, with Clarex, Limited to fund the acquisition of capital assets needed to capture new business opportunities.  The funds were received in February 2006 and the Company issued a secured Promissory Note for $700,000.  The note is payable in installments over a term of seven years and bears interest at 6.75%.  In November, 2007 the Company repaid the balance of the secured Promissory Note prior to maturity, in the amount of $554,607.

As part of the purchase price of MRC on October 19, 2004, a $175,000 Note was issued to the sole shareholder of the company.  The note bears interest at the rate of 6% per annum and is payable annually on the anniversary of the closing date.  Under the terms of the note, $50,000 of the note amount was repaid on October 19, 2006.  The remaining portion of the note along with any accrued unpaid interest shall be paid in full on October 19, 2009.  Three notes, totaling $295,725, were assumed from note holders of MRC.  The notes bear interest rates from 6.0% to 10.5% and are payable from 2 to 4 years.  In 2005, two of the notes totaling $199,525 were exchanged for two notes totaling $125,000, 80,000 shares of common stock of the Company and 60,000 warrants convertible into 60,000 shares of common stock at $1.35 per share.  A note payable to the U.S. Small Business Administration was also assumed by the Company.  The note in the amount of $390,497 bears interest at the rate of 4.0% and is due in 2032.

At the time of the purchase of Laser Optics, Inc., the Company converted certain liabilities to notes payable.  Notes totaling $100,728 were issued to former officers of Laser Optics, Inc. for back pay and un-reimbursed business expenses.  A note in the amount of $86,777 was also issued to the former landlord for back rent.  These notes had repayment terms extending over three years and were fully repaid in 2006.

Notes payable — Other consist of the following:

	December 31,
	2007	2006
Notes payable — Other, payable in aggregate monthly installments of approximately $2,500, except for a note with a once yearly payment of interest of $60,500, and bearing interest at rates ranging from 4.0% to 6.0% and expiring at various dates up to April 2032.	$505,545	$1,152,759
Less current portion	14,815	100,079
Long-term debt, excluding current portion	$490,730	$1,052,680

Notes payable other, mature as follows:

2008	$14,815
2009	137,153
2010	9,623
2011	9,998
2012	10,387
Thereafter	323,569
$505,545

6.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2007	2006
Trade accounts payable and accrued purchases	$635,529	$575,261
Accrued vacation	326,998	332,031
Accrued payroll	85,179	200,497
Accrued interest	1,135,377	1,043,500
Accrued unemployment tax payable	6,532	14,700
Accrued bonus	177,000	76,500
Accrued commission payable	3,229	—
State and Federal income tax payable	177,212	—
Accrued 401K common stock contribution	61,221	164,623
Accrued expenses — other	133,689	82,280
	$2,741,966	$2,495,398

7.         Capital Lease Obligations

Capital lease obligations consist of the following:

	December 31,
	2007	2006
Capital leases, payable in aggregate monthly installments ranging from $2,000, to $6,000 and interest at rates ranging from 10.4% to 14.1% expiring through April 2008	$47,087	$243,437
Less current portion	47,087	196,350

Long-term debt, excluding current portion	$—	$47,087

Maturities of capital leases are as follows:

Year Ending
December 31, 2008

Total future minimum lease payments, all due in 2008	49,141
Less amounts representing interest	2,054

Present value of minimum payments	$47,087

Capital lease obligations are collateralized by the acquired property and equipment with cost and related accumulated depreciation approximating $305,000 and $138,000 at December 31, 2007.

8.         Income Taxes

The Company provision for income taxes consists of the following:

	Years Ended
	December 31,
	2007	2006	2005

Current:
Federal	$50,000	$—	$—
State	200,000	21,000	—
Deferred:
Federal	—	—	—
State	—	—	—

Total	$250,000	$21,000	$—

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Year Ended
	December 31,
	2007	2006	2005
Federal statutory rate	34.0%	34.0%	(34.0)%
Net operating loss carryforward — Federal	(34.0)	(34.0)
Loss in excess of available benefit	—	—	34.0
Federal AMT	2.3	—	—
State tax provision	9.4	9.0	—
Net Operating Loss carryforward — State	—	(5.5)	—
Allowable state manufacturing credit	—	(0.9)	—
Effective income tax rate	11.7%	2.6%	—%

At December 31, 2007, the Company has Federal and State net operating loss carry forwards for tax purposes of approximately $5,416,000 and $0, respectively.  The tax loss carry forwards expire at various dates through 2025.

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

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2007	2006

Inventory reserves	$344,000	$323,000
Accrued Vacation	111,000	126,000
Section 263A adjustment	1,000	12,000
Depreciation	(256,000)	(116,000)
Loss carry forwards	1,841,000	2,720,000
Gross deferred tax assets	2,041,000	3,065,000
Valuation allowance	(2,041,000)	(3,065,000)
Net deferred tax asset	$—	$—

SFAS No. 109 “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.  Based upon the Company’s assessment of factors such as its historical operating performance including net losses within the past five years, reported cumulative net losses since inception and the uncertainty in forecasting the Company’s future results, we have provided a full valuation allowance against our net deferred tax assets.

9.         Equity Compensation Program and Stock-based Compensation

a.             2000 Equity Compensation Program

The Company’s 2000 Equity Compensation Program provides for grants of options, stock appreciation rights and performance shares to employees, officers, directors, and others who render services to the Company.  The program consists of four plans including:  (i) the Incentive Equity Compensation Program which provide for grants of “incentive stock options”, (ii) the Supplemental Program which provide for grants of stock options to non-employees, (iii) the SAR Program which allows the granting of stock appreciation rights and, (iv) the Performance Share Program under which eligible participants may receive stock awards, including restricted stock and restricted stock units.  The plans are administered by the Compensation Committee of the Board of Directors.  Under these plans, an aggregate of up to 6,000,000 shares of common stock may be granted. The 2000 Equity Compensation plan expires in August 2010.

b.             Stock Option Expense

The Company’s results for the years ended December 31, 2007 and 2006 include stock-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $34,000 and $118,000, respectively.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($8,000 for 2007 and $31,000 for 2006), and selling, general and administrative expenses ($26,000 for 2007 and $87,000 for 2006).  No income tax benefit has been recognized in the income statement due to the Company’s history of operating losses.  Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2005 was $-0-.  In the fourth quarter of 2005, the Company’s Board of Director approved the acceleration of the vesting of certain stock option grants which resulted in the Company recognizing stock-based compensation expense of $21,000 for the year.

As of December 31, 2007 and 2006, there was $52,300 and $56,600 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.1 years and 2.3 years, respectively.

The weighted average estimated fair value of stock options granted in the three years ended December 31, 2007, 2006 and 2005 was $1.47, $1.46 and $1.02, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company follows guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2007, 2006 and 2005:

	Years Ended
	December 31,
	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Volatility	144.9%	121.1%	210.5%
Risk-free interest rate	4.7%	5.2%	5.2%
Expected life	10 years	10 years	10 years

The table below illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the year ended December 31, 2005.

Year Ended
December 31,
2005
Net income(loss):
As reported	$(11,398)
Add: Stock-based employee Compensation included in reported net loss, net of related tax effects	21,398
Less: Stock based employee compensation expense determined under fair value based method, net of related tax effects	(140,630)
Pro forma	$(130,630)

Net earnings /(loss) per share:
Basic:
As reported	$(.02)
Pro forma	$(.02)
Diluted:
As reported	$(.02)
Pro forma	$(.02)

c.             Stock Option Activity

The Company granted 29,039 stock options during the year ended December 31, 2006 at an exercise price of $1.50, which was equal to the closing market price on the date of the grant.  The Company granted 77,000 options during the year ended December 31, 2006 at exercise prices ranging between $1.50 and $1.75, which was equal to the closing market price on the date of each grant.  For the year ended December 31, 2005, the Company granted 125,500 options at an exercise price equal to the closing market price on the date of each grant, ranging between $0.99 and $1.03.

The following table represents our stock options granted, exercised, and forfeited during 2007.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,879,700	$1.25
Granted	29,039	$1.50
Exercised	(651,100)	$0.68		$2,159,000
Forfeited/expired	(29,000)	$1.98
Outstanding atDecember 31, 2007	1,228,639	$1.52	4.0	$3,049,000

Exercisable at December 31, 2007	1,171,855	$1.52	3.8	$2,906,000

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2007.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested — January 1, 2007	146,424	$0.85
Granted	29,039	$1.47
Vested	(109,679)	$0.65
Forfeited	(9,000)	$1.43
Non-vested — December 31, 2007	56,784	$1.48

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005, was $71,000, $101,000 and $141,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $2.00	1,119,539	7.34	$1.32	1,062,755	$1.31
$3.25 - $5.00	109,100	3.1	$3.48	109,100	$2.98

(1)   There were no outstanding options with an exercise price between $2.01 and $3.24.

d.             Restricted Stock Unit Awards

                In December 2007, the Company granted 12,000 restricted stock units to one individual under the 2000 Performance Share Program with a fair market value of $48,000 based on the closing market price of the Company’s stock on the grant date.  The grant will vest over a three year period contingent on continued employment over the vesting period.   There were no previous grants of restricted stock units under this plan and the Company did not recognize any related stock compensation expense in 2007, 2006 or 2005.

10.          Commitments

a.             Lease commitment

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease.  In September 2006, the lease was renewed for a two year term to October 31, 2008, at substantially the same terms.  The Company has also negotiated an option to renew the Northvale lease for two additional two year terms running through October 21, 2012 but the renewal option has not yet been exercised.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006.  During 2006, MRC Optics negotiated terms for the renewal of the lease until August 31, 2008.   The Company has the option of extending the lease for four additional two year periods through August 31, 2016, but the company has not yet exercised the option to renew.

The Company’s total rental expense was approximately $570,000, $549,000 and $525,000 in 2007, 2006 and 2005, respectively, and real estate taxes were $70,000, $98,000, and $95,000 in 2007, 2006 and 2005, respectively.

Future minimum annual rentals which cover the remaining lease term for 2008 is $416,000.

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

In 2007, the Company matched employee contributions in the amount of $155,691 contributed in the form of 74,247 shares of the Company’s common stock, to be distributed in March 2008.   In 2006, the Company matched employee contributions in the amount of $166,694 contributed in the form of 124,133 shares of the Company’s common stock, distributed in March 2007.  The Company contributed $150,501 in the form of 144,836 shares of the Company’s common stock in 2005, distributed in March 2006.

c.             Employment agreements

The Company is party to an employment agreement through December 16, 2008 with the Chief Executive Officer that provides for a minimum annual salary and benefits.  The aggregate remaining minimum commitment under this agreement is $208,000.  Should the agreement be terminated without cause during the term of the contract, the officer would be entitled to one year’s salary payable within 30 days plus accrued bonus, if earned, and all vested stock options would be exercisable for three years.

11.          Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2007		2006		2005
Category	Sales	%	Sales	%	Sales	%
Optical Components	$13,410,000	89	$12,274,000	88	$11,798,000	85
Laser Accessories	1,690,000	11	1,647,000	12	1,987,,000	15
TOTAL	$15,100,000	100	$13,921,000	100	$13,785,000	100

Export sales, primarily to customers in countries within Europe, the Near East and Japan, amounted to 9.5%, 8.7% and 9.5% of product sales in 2007, 2006 and 2005, respectively.  No single foreign customer accounted for more than 10% of product sales in 2007, 2006, or 2005.

In 2007, two domestic customers accounted for 13.5% and 19.0% of sales. Both of these customers are electro-optical systems divisions of major U.S defense industry corporations who manufacture systems for U.S. and allied foreign governments. In 2006, three domestic customers accounted for 15%, 16%, and 11%, of sales.  Two of these three customers are the same customers as in 2007. The third customer is also a defense electro-optical systems manufacturer.   In 2005, two U.S. customers accounted for 13% and 14%, respectively, of sales.  These two customers were the same customers as in 2007.  In the short-term, the loss of any of these customers would have a significant negative impact on the company and its business units.

12.          Shareholders’ Equity

a.             Common shares reserved at December 31, 2007, are as follows:

1991 Stock option plan	105,000
2000 Stock option plan	6,000,000
Convertible preferred stock	—
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
Warrants outstanding	1,922,425

b.             Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series.  The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

 The Series A preferred stock consisting of 500 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $1.00 per share was converted into 500,000 common shares of the Company’s stock in April 2007.

A total of 2,032 shares of the Series B preferred stock consisting of 2,082 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $2.50 per share were converted in October and November of 2007.  One holder of the remaining 50 shares of Series B preferred stock elected to redeem their shares for a cash payment of $50,000 and an accrued stock dividend of 1,332 common shares of the Company.

For the years ended December 31, 2007, 2006 and 2005, the Company paid a common stock dividend on preferred stock of 134,612, 134,000 and 134,000 common shares for each year equal to $238,167,  $234,500 and $134,000 at the closing market price of the common shares on the issue date, respectively.

c.             Warrants

Warrants outstanding expire from March 2008 to May 2010 as per the below schedule:

Shares	Exercisable through	Exercise Price	Fair Value
1,462,425	July 2009	$1.35	$1.29
200,000	May 2008	$1.08	$.42
200,000 (1)	March 2008	$.425	$.42
60,000	May 2010	$1.35	$1.31

(1)  The warrants were exercised on March 27, 2008

13.          Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2007 approximates fair value.

14.          Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2007	First	Second	Third	Fourth

Net sales	$3,540,874	$3,678,796	$3,837,660	$4,042,548
Gross profit	1,381,500	1,393,238	1,815,825	1,368,266
Net Income	434,860	396,488	797,413	251,320
Net Income (loss) per share — Basic	0.06	0.02	0.09	.03
Net Income (loss) per share — Diluted	0.04	0.02	0.06	.02

Year 2006	First	Second	Third	Fourth

Net sales	$3,662,776	$3,531,420	$3,049,333	$3,677,598
Gross profit	1,187,617	1,121,216	882,936	1,352,045
Net Income (loss)	201,653	6,839	173,000	390,774
Net Income (loss) per share — Basic	0.03	(0.03)	0.02	0.05
Net Income (loss) per share — Diluted	0.02	(0.03)	0.02	0.04

Year 2005	First	Second	Third	Fourth

Net sales	$3,233,846	$3,107,079	$3,581,339	$3,862,793
Gross profit	597,601	745,376	1,105,767	1,380,188
Net Income (loss)	(374,884)	(286,248)	307,524	342,210
Net Income (loss) per share — Basic	(0.05)	(0.06)	0.04	0.05
Net Income (loss) per share — Diluted	(0.05)	(0.06)	0.03	0.03

Report of Independent Registered Public Accounting Firm On Supplemental Information

Board of Directors and Shareholders
Photonic Products Group, Inc.
and Subsidiaries
Northvale, New Jersey

The audits referred to in our report dated March 21, 2008 relating to the consolidated financial statements of Photonic Products Group, Inc. and subsidiaries, which is contained in Item 8 in the Form 10K, include the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended December 31, 2007, 2006 and 2005.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

/s/HOLTZ RUBENSTEIN REMINICK LLP
Melville, NY
March 21, 2008

Schedule II — Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Acquired Balance	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$15,000	—	—	—	$15,000
Year ended December 31, 2006	$15,000			$	$15,000
Year Ended December 31, 2005	$40,000	—	—	25,000	$15,000