Form 10-Q
period 2008-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2008-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Yes    ☐   No    ☒

Common shares of stock outstanding as of May 14, 2008:

10,967,341 shares

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,992,020	$4,395,945
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2008 and 2007)	2,366,085	2,181,859
Inventories	3,295,069	2,931,080
Deferred income taxes	102,000	—
Other current assets	196,391	164,065
Total Current Assets	8,951,565	9,672,949
Plant and equipment:
Plant and equipment at cost	13,876,592	13,690,229
Less: Accumulated depreciation and amortization	(10,440,400)	(10,189,853)
Total plant and equipment	3,436,192	3,500,376
Precious Metals	112,851	112,851
Goodwill	1,869,646	1,869,646
Intangible Assets, Net of Accumulated Amortization	810,503	830,144
Other Assets	55,260	91,981
Total Assets	$15,236,017	$16,077,947

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -other	$14,814	$14,814
Accounts payable and accrued liabilities	2,524,631	2,741,966
Customer advances	570,539	870,550
Current obligations under capital leases	25,082	47,088
Related party secured note due within one year	—	1,700,000
Total Current Liabilities	3,135,066	5,374,418

Secured and Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes	487,031	490,730
Total Liabilities	6,122,097	8,365,148

Commitments and Contingencies:

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized 10,912,937 shares issued at March 31, 2008 and 10,104,719 issued December 31, 2007	109,128	101,046
Capital in excess of par value	16,222,610	15,320,771
Accumulated deficit	(7,202,868)	(7,694,068)
	9,128,870	7,727,749
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	9,113,920	7,712,799
Total Liabilities & Shareholders’ Equity	$15,236,017	$16,077,947

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Total Revenue	$4,164,248	$3,540,874

Cost and Expenses:
Cost of goods sold	2,662,655	2,159,374
Selling, general and administrative expenses	986,813	856,728
Total Cost and Expenses	3,649,468	3,016,102

Income from operations	514,780	524,772

Other expense:
Interest expense, net	75,580	74,912

Income before income taxes	439,200	449,860

Benefit from (provision for) income taxes	52,000	(15,000)

Net income applicable to common shareholders	$491,200	$434,860

Net income per common share - basic	$0.05	$0.06
Net income per common share - diluted	$0.03	$0.04

Weighted average shares outstanding-basic	10,535,075	7,902,763
Weighted average shares outstanding-diluted	15,862,817	13,491,585

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$491,200	$434,860

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	270,188	284,136
401K common stock contribution	160,181	166,693
Deferred income taxes	(102,000)	—
Stock based compensation	18,573	9,105
Changes in operating assets and liabilities:
Accounts receivable	(184,226)	201,232
Inventories	(363,989)	(235,693)
Other current assets	(32,326)	29,075
Other assets	36,721	(2,554)
Accounts payable and accrued liabilities	(217,335)	(381,431)
Customer advances	(300,011)	(218,072)
Total adjustments	(714,224)	(147,509)
Net cash (used in) provided by operating activities	(223,024)	287,351

Cash flows from investing activities:
Capital expenditures	(186,363)	(30,241)
Net cash used in investing activities	(186,363)	(30,241)

Cash flows from financing activities:
Proceeds from issuance of common stock	139,580	—
Exercise of warrants	591,587	—
Principal payments of secured note payable	(1,700,000)	—
Principal payments of notes payable	(3,699)	(24,441)
Principal payments of capital lease obligations	(22,006)	(62,880)

Net cash used in financing activities	(994,538)	(87,321)

Net (decrease) increase in cash and cash equivalents	(1,403,925)	169,789

Cash and cash equivalents at beginning of period	4,395,945	3,078,052

Cash and cash equivalents at end of period	$2,992,020	$3,247,841

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONICS PRODUCTS GROUP, INC

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. (the “Company” or “PPGI”) reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2006 and for the years then ended and notes thereto included in the Company’s report on Form 10-K, filed with the Securities and Exchange Commission.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market basis (net realizable value).  Work in process inventory for the period is stated at actual cost, not in excess of estimated realizable value.  Costs include labor, material and overhead.

Inventories are comprised of the following:

	March 31, 2008	December 31, 2007
Raw Materials	$1,174,000	$786,000
Work in process, including manufactured parts and components	1,743,000	1,650,000
Finished Goods	378,000	495,000
	$3,295,000	$2,931,000

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$491,200	10,535,075	$0.05	$434,860	7,902,763	$0.06
Effect of Dilutive Securities:
Convertible Debt	37,500	2,500,000		52,500	3,500,000
Convertible Preferred Stock	—	—		—	500,000
Warrants	—	2,089,502		—	921,457
Options and Stock Grants	—	738,240		—	667,365
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$528,700	15,862,817	$0.03	$487,360	13,491,585	$0.04

The basic net income per share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, unvested restricted stock grants, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

Stock Based Compensation

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

NOTE 2- EQUITY COMPENSATION PROGRAM

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

Stock Option Expense

The Company’s results for the three months ended March 31, 2008 and 2007 include stock-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $8,733 and $9,105, respectively.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($2,076 for 2008 and $2,442 for 2007), and selling, general and administrative expenses ($6,657 for 2008 and $6,663 for 2007).

As of March 31, 2008 and 2007, there was $43,600 and $89,896 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.0 years and 2.8 years, respectively.

There were no stock options granted in the three months ended March 31, 2008.  For the three month period ended March 31, 2007, the weighted average estimated fair value of stock options granted was $1.47.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company follows guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007
Expected Dividend yield	0.00%	0.00%
Expected Volatility	144.7%	144.9%
Risk-free interest rate	3.7%	4.7%
Expected life	10 years	10 years

Stock Option Activity

The Company granted no stock options during the three months ended March 31, 2008.  For the three months ended March 31, 2007, 29,039 stock options were granted under the Plan at an exercise price of $1.50, which was equal to the closing market price on the date of the grant.

The following table represents our stock options granted, exercised, and forfeited during the first three months of 2008.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,228,639	$1.52		$3,049,000
Granted	—	—
Exercised	(77,500)	$1.80		$178,000
Forfeited/expired	—	—
Outstanding at March 31, 2008	1,151,139	$1.49	3.7	$3,029,000

Exercisable at March 31, 2008	1,117,919	$1.49	3.6	$2,942,000

The following table represents non-vested stock options granted, vested, and forfeited for the three months ended March 31, 2008.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	56,784	$1.48
Granted	—	—
Vested	(23,563)	$1.48
Forfeited	—	—
Non-vested – December 31, 2007	33,221	$1.48

The total fair value of options vested during the three months ended March 31, 2008 and 2007 was $35,000 and $65,000, respectively.

Restricted Stock Unit Awards

During the three months ended March 31, 2008, the Company granted 17,500 restricted stock units under the 2000 Performance Share Program with a fair market value of $70,000 based on the closing market price of the Company’s stock on the grant date.  The grants will vest over a three year period contingent on continued employment or service over the vesting period.  The Company’s results for the three months ended March 31, 2008 include stock-based compensation expense for restricted stock unit grants, as required by SFAS 123(R), totaling $9,840.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $1,340 and in selling, general and administrative expenses in the amount of $8,500.  There were no grants of restricted stock units under this plan in the three months ended March 31, 2007 and the Company did not recognize any related stock compensation expense during that period.

A summary of the Company’s non-vested restricted stock units at March 31, 2008 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	12,000	$4.00
Granted	17,500	$4.00
Vested	—	—
Forfeited	—	—
Non-vested – March 31, 2008	29,500	$4.00

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclosure: Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits of acquisitions to be made by us, projections involving anticipated revenues, earnings, or other aspects of our operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “target”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Actual results may vary from these forward-looking statements for many reasons, including the following factors:

•                  adverse changes in economic or industry conditions in general or in the markets served by the Company and its customers

•                  actions by competitors

•                  inability to add new customers and/or maintain customer relationships

•                  inability to recruit or retain key employees.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.  Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  Except as required by law, we undertake no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.

Results of Operations

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

Revenues

Total sales for the three months ended March 31, 2008 were $4,164,000 as compared with total sales of $3,541,000 for the same three months in 2007, an increase of 17.6%.

First quarter sales of custom optical components increased by approximately 22.0% from the same period last year, mainly attributable to increased sales at Laser Optics.  Comparative optical component sales for the first quarter of this year and last year were approximately the same for both Inrad and MRC Optics.

Sales of Inrad laser accessories were down approximately 19% in this first quarter as compared to the first quarter of last year, reflecting reduced demand for its harmonic generation systems and related components, and decreased demand for Q-switches from one original equipment manufacturer (“OEM”) customer.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors.

Major customer sales, defined as 10% of period revenues, are summarized as follows:

One aerospace/defense customer represented 17.2% of sales, while shipments to one process control and metrology customer represented 18.2% of sales.  By comparison, in 2007 shipments to the same aerospace/defense industry customer represented 18.8% of total period sales and shipments to another defense industry customer 15.3% of total sales in the period.

Product bookings for the quarter ended March 31, 2008 were at record levels, reaching $6,851,000 as compared with $4,960,000 for the same period last year.  This represents an increase of 38% over the comparable period end.  In this year’s first quarter, order intake for optical components was especially strong for Laser Optics due to the timing of the release of two large annual buys.  Order intake in this quarter at both INRAD and MRC was less than average.  It is important to note that product bookings are not equally distributed during any year.  Major OEM customers typically place orders for their annual requirements once or twice per year, and at irregular intervals.

In this year’s first quarter, orders from four major OEM customers accounted for 83% of new orders.  Of these, one was a repeat order from a major defense industry OEM customer in the infra-red imaging systems sector.  This was our largest order to date from that customer for crystal optical components.  Another was a repeat order for X-ray monochrometers from a major multinational manufacturer of X-ray analytical process control and metrology equipment.  A third order was for high precision optical components for a manufacturer of high-end metrology equipment, while the fourth was for precision metal optical components for a defense industry manufacturer of electro-optical systems.

In last year’s first quarter, orders from four major OEM customers accounted for 67% of new orders.  Two of these orders were for the same products from the first two customers discussed above.  The third order was for UV filter crystal components from a defense industry manufacturer of aircraft missile warning sensors and self-protection systems, while the fourth was for laser accessories and specialty laser frequency doubling crystals from a major manufacturer of commercial laser systems.

Product backlog at March 31, 2008 was at a record level of $12,359,000, up 46.3% from $8,450,000 at March 31, 2007 and up $2,687,000 or 27.8% from the backlog of $9,672,000 on December 31, 2007.  This quarter’s large increase in backlog was due mostly from new orders, and in small part from delivery delay issues in our Florida operations, as reported below.

Cost of Goods Sold

For the three-month period ended March 31, 2008, the cost of goods sold as a percentage of product revenues was 64.0% compared to 60.6%% for the same period last year.  In dollar terms, first quarter cost of goods sold was $2,666,000 compared with $2,148,000 in 2007, up 24.1%, while revenues increased 17.6%.

In order to meet our current record customer backlogs and projected customer needs we have been expanding capacity within our operations.  We are selectively investing in net additions (and replacements) to our middle management and hourly production personnel, our engineering teams, and into additional production equipment.  However, we experienced production problems at our Florida facility which are negatively impacting our production and our delivery schedules.  Overall, expenses there rose in the first quarter faster than revenues, contributing to the increase in the Company’s overall cost of goods sold percentage during the period.  Both corporate and regional management are focused on solving these problems to improve our production and deliveries in the future, while addressing the record customer backlog.

Additionally, in the first quarter, the increase in the cost of goods sold percentage was a reflection of higher material cost content overall, and higher non-labor manufacturing cost content.  Material costs as a percentage of revenues increased by approximately 10.4% in comparison to the prior year period, caused principally by differences in business and product shipment mix in the quarters.

Gross margin in the first quarter was $1,502,000 or 36.1%, compared with a gross margin of $1,394,000 or 39.4% in the comparable period of 2007, reflecting the factors discussed above.

Management anticipates this trend to continue in 2008 as part of a shift to a business and product mix characterized by higher material content, higher cost of goods sold percentage, but with the expectation of higher revenues and higher gross profit dollars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the first quarter of 2008 were $987,000 or 23.7% of sales compared to $857,000 or 24.2% of sales for the three months ended March 31, 2007.  This represents an increase of approximately $130,000 or 15.2% due to an increase in recruitment and relocation costs related to new personnel, increased business development expenses, and the costs associated with the shifting of an annual tradeshow in 2008 from the second to the first quarter.

Income from Operations

The Company realized income from operations of $515,000, or 12.4% of sales in the three months ended March 31, 2008.  This compares to income from operations of $525,000 or 14.8% of sales for the first quarter of 2007.

The year over year decrease in operating profit in the quarter is attributable to higher expenses in the cost of goods sold and higher period SG&A expenses, as discussed above.

Other Income and Expense

For three months ended March 31, 2008, net interest expense was $76,000, which compares with net interest expense of $75,000 in the first quarter last year.

Interest costs for the period included the write-off of unamortized warrant costs of $28,000 associated with the accelerated payment of a senior secured note for

$1,700,000 in the first quarter of this year.  Interest income on cash in the corporate treasury was down approximately $10,000 on lower cash balances and lower average interest rates earned on invested cash, compared to the first quarter of 2007.

Benefit from Income Taxes

The Company recorded a current provision of $50,000 for estimated state tax and federal Alternative Minimum tax liabilities.  This compares to a provision in the first quarter of 2007 of $15,000.

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

At December 31, 2007, the Company had a net deferred tax asset of approximately $2,041,000, the primary component of which was a net operating loss carryforward.  Through December 31, 2007, the Company had established a valuation allowance to fully offset this deferred tax asset in the event the tax asset will not be realized in the future.  In accordance with SFAS 109, the Company has determined that based on a recent history of strong earnings and future income projections, a full valuation allowance is no longer required.  Accordingly, during the three months ended March 31, 2008, the Company reduced the valuation allowance to $1,939,000 and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $102,000.  This resulted in the Company recording a net benefit from income taxes of $52,000 after offsetting the benefit against the current tax provision.

Net Income Applicable to Common Shareholders and Earnings per Common Share

Net income applicable to common shareholders for the three months ended March 31, 2008 was $491,000 or earnings per share of $0.05, basic and $0.03 diluted.  This compares with a net income applicable to common shareholders for the same period in 2007 of $435,000 or earnings per share of $0.06, basic and $0.04 diluted.

Liquidity and Capital Resources

Net cash flow used in operating activities was $223,000 for the three months ended March 31, 2008, compared with cash flow provided by operating activities of $287,000 in the three months ended March 31, 2007 reflecting higher working capital requirements during the period.

Overall, in the first three months of 2008, the level of accounts receivable (up $184,000 to $2,366,000) rose in response to higher sales levels during the period and the increase in inventories (up $364,000 to $3,295,000) was attributable to a build up in raw materials and work-in-process due to significantly increased backlog and higher projected shipment levels.

Accounts payable and accrued liabilities decreased by $217,000 over the first quarter of 2008.  The balance reflected the payment of $477,000 in accrued interest related to the early retirement of $1,700,000 in senior secured debt in the quarter.  This was offset by an increase in trade payable balances mainly due to an increase in first quarter inventory purchases.

Customer advances also decreased by $300,000 in the first quarter of 2008 as compared with a decline of $218,000 in the first three months of last year.

Overall, net working capital rose to $5,816,500 at March 31, 2008 compared to $4,298,500 at December 31, 2007.  Of the increase, $364,000 went into raw materials and work-in-process inventories and $477,000 was from the payoff of accrued interest on a secured note, as discussed above.

Capital expenditures for the three months ended March 31, 2008 were $186,000 and included planned expenditures primarily for increased capacity and production capability in our two centers of operations area.  This compares to $30,000 in the first three months of 2007 primarily for replacement of capital equipment at the end of its useful life.

In the first quarter of 2008, the Company continued its plan to accelerate the repayment of debt with the focus on strengthening its balance sheet, positively impacting its financial flexibility, and reducing financing costs.  In March 2008, the Company paid, prior to maturity, a secured promissory note for $1,700,000, plus accrued interest, to Clarex Limited, a major shareholder.

The Company had originally issued the note in June of 2003, and used the proceeds to pay off existing debt.  The note was secured by all assets of the Company.  The original note term was for a period of 18 months at an interest rate of 6% per annum and the Company’s Board of Directors approved the issuance of 200,000 warrants to the holder, as a fee for the issuance of the Note.  In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex Limited for extending the maturity of the note an additional 36 months.  The warrants were exercisable at $0.425 per share and $1.08 per share, respectively, and with expiration dates of March 31, 2008 and May 18, 2008, respectively.  The note was further extended to December 31, 2008, without issuance of warrants or any other consideration.

On March 28, 2008, Clarex Limited exercised 200,000 warrants with an expiration date of March 31, 2008 for a total exercise price of $85,000 and the Company issued 200,000 shares of common stock on the same date.  With the retirement of this Senior Secured note, the Company has eliminated essentially all of the liens against its assets, with the exception of specific liens related to the remaining capital leases.

During 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock.  In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through August 2009, to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 276,675 warrants were issued to the placement agent for the private placement.  The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing.  In the first three months of 2008, a total of 497,890 warrants were exercised including 375,250 warrants with a total exercise price of approximately $507,000 which were surrendered in exchange for the issuance of 375,250 shares of the Company’s common stock.  An additional 122,640 warrants were exercised using a cashless feature available for warrants originally issued to the placement agent, in exchange for 79,565 shares of the Company’s common stock.

In total, 697,890 warrants were exercised in the first quarter of 2008 with a total exercise price of $592,000 and in exchange for the issuance of 654,815 shares of PPGI common stock.  No warrants were exercised in the three months ended March 31, 2007.

During the first three months of 2008, proceeds from the exercise of stock options were $140,000, with 77,500 stock options exercised at a weighted average price of approximately $1.80 per share and converted into an equivalent number of shares of the Company’s common stock.  By comparison, in the first three months of 2007, no stock options were exercised.

A Subordinated Convertible Promissory note for $1,000,000, bearing an interest rate of 6% per annum and issued to Clarex Limited was originally due in January 2006.  Interest accrues yearly and along with principal may be converted into Common Stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants.  The warrants have an expiration date of August 2009 and allow the holder to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The maturity date of the note was initially extended to December 31, 2008 and, again, in January 2008, to April 1, 2009.

A second Subordinated Convertible Promissory Note for $1,500,000 originally due in January 2006, was in 2007 extended to December 31, 2008 and bears an interest rate of 6%.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  The note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share up to August 2009.  The Holder of the Note is a major shareholder of the Company.  The proceeds from the Note were used in the Company’s acquisition program.  The maturity date of the note was extended in January 2008 to April 1, 2009.

Cash and cash equivalents at March 31, 2008 were approximately $2,992,000 compared to $4,395,945 at December 31, 2007 and $3,248,000 at March 31, 2007 primarily resulting from the accelerated payment of the $1,700,000 Secured Note in the first quarter of 2008 and reflecting the Company’s execution of its debt reduction plan throughout the intervening periods.  The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2008.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.  Interest on notes and leases are at fixed rates over the term of the debt.

ITEM 4.                             CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures

During the first quarter of 2008, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b.  Changes in Internal Controls Over Financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 1A.                    RISK FACTORS

There were no material changes in the risk factors previously disclosed in the Company’s Report on Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Daniel Lehrfeld, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

By:	/s/ Daniel Lehrfeld
Daniel Lehrfeld
President and Chief Executive Officer

By:	/s/ William J. Foote

William J. Foote

Chief Financial Officer and Secretary

Date:    May 15, 2008