Form 10-Q
period 2008-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2008-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Yes   ☐  No   ☑

Common shares of stock outstanding as of August 14, 2008:

11,202,841 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,901,243	$4,395,945
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2008 and 2007)	2,347,837	2,181,859
Inventories	3,176,156	2,931,080
Deferred Income Taxes	204,000	—
Other current assets	236,686	164,065
Total Current Assets	9,865,922	9,672,949
Plant and equipment,
Plant and equipment at cost	14,027,357	13,690,229
Less: Accumulated depreciation and amortization	(10,659,314)	(10,189,853)
Total plant and equipment	3,368,043	3,500,376
Precious Metals	112,851	112,851
Goodwill	1,869,646	1,869,646
Intangible Assets	790,862	830,144
Other Assets	59,930	91,981
Total Assets	$16,067,254	$16,077,947

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable –Other	$14,429	$14,814
Accounts payable and accrued liabilities	2,240,607	2,741,966
Customer advances	1,074,929	870,550
Current obligations under capital leases	5,930	47,088
Convertible note payable due within one year	2,500,000	1,700,000
Total current liabilities	5,835,895	5,374,418

Secured and Convertible Notes Payable	—	2,500,000
Other Long Term Notes	483,674	490,730
Total liabilities	6,319,569	8,365,148

Commitments and Contingencies	—	—

Shareholders’ equity:
10% convertible preferred stock, Series A no par value; no shares issued and outstanding	—	—
10% convertible preferred stock, Series B no par value; no shares issued and outstanding	—	—

Common stock: $.01 par value; 60,000,000 authorized; 11,207,441 shares issued at June 30, 2008 and 10,104,719 issued at December 31, 2007	112,073	101,046
Capital in excess of par value	16,559,413	15,320,771
Accumulated deficit	(6,908,851)	(7,694,068)
	9,762,635	7,727,749
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	9,747,685	7,712,799
Total Liabilities and Shareholders’ Equity	$16,067,254	$16,077,947

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Total Revenue	$4,007,412	3,678,796	$8,171,660	$7,219,670

Cost and Expenses:
Cost of goods sold	2,788,210	2,285,558	5,450,865	4,444,932
Selling, general and administrative expenses	977,915	901,753	1,964,728	1,758,481
	3,766,125	3,187,311	7,415,593	6,203,413
Income from operations	241,287	491,485	756,067	1,016,257
Other expense:
Interest expense—net	(34,383)	(69,997)	(109,963)	(144,909)
Gain on sale of fixed asset	9,113	—	9,113	—
	(25,270)	(69,997)	(100,850)	(144,909)
Net income before income tax provision and preferred stock dividends	216,017	421,488	655,217	871,348

Benefit from (provision for) income taxes	78,000	(25,000)	130,000	(40,000)

Net Income	294,017	396,488	785,217	831,348

Preferred stock dividends	—	(233,240)	—	(233,240)
Net income applicable to common shareholders	$294,017	$163,248	$785,217	$598,108
Net income per common share— basic	$0.03	$0.02	$0.07	$0.07
Net income per common share— diluted	$0.02	$0.02	$0.06	$0.05
Weighted average shares outstanding—basic	11,006,591	8,910,754	10,706,680	8,199,627
Weighted average shares outstanding—diluted	16,014,483	14,044,022	15,766,599	13,340,354

See Notes to Consolidated Financial Statements (unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$785,217	$831,348

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	537,592	568,550
401K common stock contribution	160,181	166,693
Gain on sale of fixed asset	(9,113)	—
Deferred income taxes	(204,000)	—
Stock based compensation	37,146	18,210
Changes in assets and liabilities:
Accounts receivable	(165,978)	449,612
Inventories	(245,076)	(192,859)
Other current assets	(72,621)	(5,676)
Other assets	32,051	(2,057)
Accounts payable and accrued liabilities	(501,359)	(22,076)
Customer advances	204,379	(280,574)

Total adjustments	(226,798)	699,823
Net cash provided by operating activities	558,419	1,531,171

Capital expenditures	(366,864)	(93,694)
Proceeds from sale of fixed assets	10,000	—
Net cash used in investing activities	(356,864)	(93,694)

Cash flows from financing activities:
Proceeds from issuance of common stock	244,755	183,053
Principal payment of convertible note payable	(1,700,000)	(500,000)
Exercise of warrants	807,587	—
Principal payments of notes payable	(7,441)	(49,237)
Principal payments of capital lease obligations	(41,158)	(124,759)
Net cash used in financing activities	(696,257)	(490,943)

Net increase (decrease) in cash and cash equivalents	(494,702)	946,534

Cash and cash equivalents at beginning of period	4,395,945	3,078,052

Cash and cash equivalents at end of period	$3,901,243	$4,024,586

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

Inventories are comprised of the following:

	June 30, 2008	December 31, 2007
Raw Materials	$1,333,000	$1,216,000
Work in process, including manufactured parts and components	1,257,000	1,082,000
Finished Goods	586,000	633,000
	$3,176,000	$2,931,000

The December 31, 2007 inventory balances have be reclassified to conform to the basis of presentation adopted in the current quarter.

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

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$294,017	11,006,591	$0.03	$163,248	8,910,754	$0.02
Effect of dilutive securities
Convertible Debt	37,500	2,500,000		52,500	3,489,011
Warrants	—	1,869,098		—	1,152,996
Options and stock grants	—	638,794		—	491,261
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$331,517	16,014,483	$0.02	$215,748	14,044,022	$0.02

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$785,217	10,706,680	$0.07	$598,108	8,199,627	$0.07
Effect of dilutive securities
Convertible debt	75,000	2,500,000		105,000	3,494,475
Warrants	—	1,906,180		—	1,154,991
Options and stock grants	—	653,739		—	491,261
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$860,217	15,766,599	$0.06	$703,108	13,340,354	$0.05

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

NOTE 2- EQUITY COMPENSATION PROGRAM

The Company’s 2000 Equity Compensation Program provides for grants of stock options, stock appreciation rights and performance shares to employees, officers, directors, and others who render services to the Company. The program consists of four plans including: (i) the Incentive Equity Compensation Program which provide for grants of “incentive stock options”, (ii) the Supplemental Program which provide for grants of stock options to non-employees, (iii) the SAR Program which allows the granting of stock appreciation rights and, (iv) the Performance Share Program under which eligible participants may receive stock awards, including restricted stock and restricted stock units. The plans are administered by the Compensation Committee of the Board of Directors. Under these plans, an aggregate of up to 6,000,000 shares of common stock may be granted. The 2000 Equity Compensation plan expires in August 2010.

Stock Option Expense

The Company's results for the three months ended June 30, 2008 and 2007 include stock-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $8,733 and $9,105, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $2,076 ($2,442 for 2007), and selling, general and administrative expenses in the amount of $6,657 ($6,663 for 2007).

For the six months ended June 30, 2008 and 2007 stock-based compensation was $17,466 and $18,210, respectively. A total of $4,152 was included in the Consolidated Statements of Operations within cost of goods sold ($4,884 for 2007), and $13,314 in selling, general and administrative expenses ($13,326 for 2007).

As of June 30, 2008 and 2007, there was $34,800 and $79,500 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.0 years and 2.8 years, respectively.

The fair value of options used to determine the stock option expense to be recognized is estimated using the Black-Scholes option pricing model, as of the date of the grant. The Company follows guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. Expected volatility is based upon the historical volatility of our stock and other contributing factors. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the six months ended June 30, 2008 and 2007, respectively:

	Six Months Ended
	June 30,
	2008	2007
Expected Dividend yield	0.00%	0.00%
Expected Volatility	144.7%	151.0%
Risk-free interest rate	3.5%	5.0%
Expected life	10 years	10 years

Stock Option Activity

There were no stock options granted in the six months ended June 30, 2008. For the six month period ended June 30, 2007, there were 29,039 stock options granted with a weighted average estimated fair value of $1.47 and a weighted average exercise price of $1.50, which was equal to the closing market price on the date of the grant.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2008.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,228,639	$1.52
Granted	—	—
Exercised	(172,000)	$1.42
Expired	(16,500)	$3.25
Outstanding at June 30, 2008	1,040,139	$1.50	3.8	$1,825,000

Exercisable at June 30, 2008	1,006,919	$1.49	3.8	$1,768,000

The following table represents non-vested stock options granted, vested, and forfeited for the six months ended June 30, 2008.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	56,784	$1.48
Granted	—	—
Vested	(23,563)	$1.48
Forfeited	—	—
Non-vested – June 30, 2008	33,221	$1.48

The total fair value of options vested during the six months ended June 30, 2008 and 2007 was $35,000 and $70,900, respectively.

Restricted Stock Unit Awards

During the six months ended June 30, 2008, the Company granted 17,500 restricted stock units under the 2000 Performance Share Program with a fair market value of $70,000 based on the closing market price of the Company’s stock on the grant date. The grants will vest over a three year period contingent on continued employment or service over the vesting period. The Company's results for the three months ended June 30, 2008 include stock-based compensation expense of $9,840 for these restricted stock unit grants, as required by SFAS 123(R). Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $1,335 and in selling, general and administrative expenses in the amount of $8,505.

For the six months ended June 30, 2008, stock-based compensation expense was $19,680 for restricted stock unit grants. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $2,670 and in selling, general and administrative expenses in the amount of $17,010.

There were no grants of restricted stock units under this plan in the six months ended June 30, 2007 and the Company did not recognize any related stock compensation expense during that period.

A summary of the Company’s non-vested restricted stock units at June 30, 2008 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	12,000	$4.00
Granted	17,500	$4.00
Vested	—	—
Forfeited	—	—
Non-vested – June 30, 2008	29,500	$4.00

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.

Results of Operations

Photonic Products Group, Inc.’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches). Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics(“MRC”). Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended June 30, 2008 were $4,007,000 as compared with total sales of $3,679,000 for the same three months in 2007; up 8.9%. Total sales of $8,172,000 for the six months ended June 30, 2008 were 13.2% higher as compared with $7,220,000 for the same period last year.

Shipments of custom optical components increased by approximately 16.2% in the second quarter, and by 20.2% for the first six months, in comparison with the same periods last year. This increase was entirely attributable to increased shipments from the Laser Optics business unit net of shipment decreases from Inrad and MRC Optics. Sales for specialty missile warning sensor crystal components declined during the period at Inrad, reflecting diminished demand from one major defense industry prime contractor, which were partially offset by increased sales of similar components to another customer. Sales at the MRC Optics business unit declined, despite strong order backlog, due to production problems that have slowed and delayed certain product deliveries. Both corporate and regional management continue to focus on fixing these problems at MRC Optics and have initiated a number of changes. The management team at MRC has been expanded and responsibilities reassigned to improve performance. Mr. Joseph Rutherford has joined MRC as Vice President and General Manager, Mr. Frank Montone, founder and former President has been appointed Vice President of Engineering and Technology, and Mr. Miroslav Dosoudil, corporate Vice President of Operations has additionally been appointed Vice President of Manufacturing Operations at MRC. Production resources, both people and equipment, have been augmented to expand production capacity and throughput. Management anticipates increases in shipments from MRC Optics in the second half of this year, as compared to the first six months of this year.

Shipments of Inrad laser accessories were down approximately 41% in the second quarter, and 39% for the first six months of the year, as compared to the same periods last year. These reductions reflect reduced demand and sales for its Q-switches, harmonic generation systems, and related components.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors. For the second quarter of 2008, major customer sales (defined as 10% of period revenues) are summarized as follows: Sales to two defense industry customers represented 21.9% and 10.0% of total revenues in this quarter. Sales to one process control and metrology industry customer represented 19.1% of total revenues in the second quarter. For the six months ended June 30, 2008, sales to one defense industry customer represented 19.5% of the total revenues for the period, and sales to the same process industry controls and metrology customer represented 18.6% of total revenues.

By comparison, in 2007, sales to the same two major defense industry customers, as in 2008, represented 19.8% and 14.4% of total revenues in the second quarter, respectively. For the six months ended June 30, 2007 these two defense industry customers represented 19.4% and 14.8% of total revenues.

Product bookings for the three months ended June 30, 2008 were $1,793,000 as compared with $3,369,000 for the same period last year. For the first six months, product bookings were $7,024,000, compared with $8,326,000 in the first six months of last year, down 15.6%.

It is important to note that product bookings are not equally distributed during any year. Major OEM customers typically place orders for their annual requirements once or twice per year, and at irregular intervals. In this year’s second quarter, order intake for OEM customers was below average. One MRC Optics defense industry OEM customer reported that a major new production order had slipped from the second quarter and is now anticipating that the order will be received in the second half of this year. One Laser Optics process control and metrology industry OEM customer serving semiconductor manufacturers world-wide has pushed-out release of its next production order due to a sharp drop in orders for their systems which they attributed to global economic uncertainty.

Product backlog on June 30, 2008 was approximately $10,098,000, up 25.7% from a backlog of $8,032,000 at the same point in 2007. By comparison, product backlog was up 4.4% from $9,672,000 at December 31, 2007.

Based on the current backlog, management expects revenues to trend higher in the third quarter.

Cost of Goods Sold

For the three-month period ended June 30, 2008, the cost of goods sold as a percentage of product revenues was 69.6% compared to 62.1% for the same period last year. In dollar terms, second quarter cost of goods sold was $2,788,000 compared with $2,286,000 in 2007, up 22.0%, while sales increased by 8.9%. The increase in the cost of goods sold percentage for the period was primarily a reflection of higher material costs and higher non-labor manufacturing costs, relative to sales revenues.

Another factor in higher cost of sales relates to production problems at our Florida facility that have been negatively impacting the volume of shipments, delivery schedules, and gross profit margins during the first six months of the year. The decrease in shipment volumes have also resulted in higher period expenses due to under-absorption of overhead expenses which has contributed to the increase in the Company’s overall cost of goods sold. Both corporate and regional management are focused on and committed to solving these problems as quickly and efficiently as possible.

As we had anticipated, material costs increased, as a percentage of revenues, due to a change in the mix of customer orders sold during the six months ended June 30, 2008. Material costs rose by approximately 24%, compared to the six months ended June 30, 2007, due principally to an increase in shipments of several new OEM products, in the second quarter of 2008, which contain a higher percentage of material content than in the prior year. Management expects this trend to continue in 2008 as part of a shift to a business and product mix characterized by higher material content and a higher cost of goods sold percentage, but with the expectation of higher revenues. Labor costs for the comparable second quarters in 2008 and 2007, as a percentage of sales, were essentially unchanged. Non-labor manufacturing costs as a percentage of revenues increased by approximately 9%, reflecting higher expenses associated with process yield issues at MRC Optics, as discussed above.

Gross profit in the second quarter was $1,219,000 or 30.4%, reflecting the various factors discussed above. This compares with a gross profit of $1,393,000 or 37.9% in the second quarter of 2007. For the six months ended June 30, 2008, gross profit was $2,721,000 or 33.3%, down from $2,775,000 or 38.4% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the second quarter of 2008 were $978,000 or 24.4% of sales compared to $901,800 or 24.5% of sales for the three months ended June 30, 2007.

SG&A expenses for the first six months of 2008 were $1,965,000, or 24.0% of sales, compared with $1,758,000, or 24.3% of sales in the first six months of 2007. The increase of approximately $167,000 or 9.5% resulted mainly from higher recruitment, wage and relocation costs related to new personnel, and to higher travel and trade show expenses related to both increased sales and business development activity and more frequent travel between our centers of operation by corporate personnel.

Income from Operations

The Company realized income from operations of $241,000, or 6.0% of sales in the three months ended June 30, 2008. This compares to income from operations of $491,000 or 13.3% of sales for the comparable second quarter of 2007.

For the six months ended June 30, 2008, income from operations was $756,000 or 9.3% of sales, down from $1,016,300 or 14.1% of sales for the first six months of 2007.

Income from operations fell for both the second quarter and the six months of 2008, in relation to the comparable periods in 2007, mainly as a result of production issues and associated costs, higher SG&A costs and the resulting operating loss at MRC Optics, as discussed above, net of increased operating profit at the Company’s INRAD and Laser Optics business units, in the same period.

Other Income and Expense

For three months ended June 30, 2008, net interest expense was $34,000, a decrease from net interest expense of $70,000 in the second quarter last year.

Net interest expense was $109,000 for the first six months of 2008, down from $145,000 in the first six months of 2007.

The reduction resulted from lower interest expense on lower balances of fixed interest debt, net of lower interest income due to decreased interest rates during the period and lower cash balances in interest bearing deposits.

In the second quarter of 2008, the Company sold surplus manufacturing equipment with an original capital cost of $30,000 and accumulated depreciation of $29,000 for proceeds of $10,000 and recognized a gain on the sale of $9,000.

Benefit from Income Taxes

The Company recorded a current provision for the second quarter of $24,000 for estimated state tax and federal Alternative Minimum Tax liabilities. In the second quarter of 2007, the current tax provision was $25,000. The current tax provision recorded for the first half of this year of $74,000 compares to a provision for the first half of 2007 of $40,000.

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

At December 31, 2007, the Company had a net deferred tax asset of approximately $2,041,000, the primary component of which was a net operating loss carryforward. Through December 31, 2007, the Company had established a valuation allowance to fully offset this deferred tax asset in the event the tax asset will not be realized in the future. In accordance with SFAS 109, the Company has determined that based on a recent history of consistent earnings and future income projections, a full valuation allowance is no longer required. Accordingly, during the six months ended June 30, 2008, the Company reduced the valuation allowance to $1,837,000 and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $204,000. This resulted in the Company recording a net benefit from income taxes of $130,000 after offsetting the deferred tax benefit against the current tax provision.

Net Income

The Company had net income of $294,000 for the second quarter of 2008, down $102,000, from $396,000 for the second quarter of 2007. For the six months ended June 30, 2008, net income was $781,000, or $50,000 less than the net income of $831,300 in the same period last year.

Net Income Applicable to Common Shareholders and Earnings per Common Share

Net income applicable to common shareholders for the three months ended June 30, 2008 was $294,000 or earnings per share of $0.03, basic and $0.02 diluted. This compares with a net income applicable to common shareholders for the same period in 2007 of $163,000 or earnings per share of $0.02, basic and diluted.

During the last six months of 2007, the Company recalled the entire issue of its Series A and Series B convertible preferred stock, which the holders elected to convert into shares of the Company’s common stock. As a result, there were no stock dividends recorded by the Company during the six months ended June 30, 2008.

In contrast, net income applicable to common shareholders in the second quarter of 2007 reflected the distribution of a common stock dividend to the holders of the Series A and B convertible preferred stock outstanding at that time. The number of common shares issued in settlement of the dividend was determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares. The dividend value was calculated by reference to the market price of the common shares on the dividend distribution date. The Company issued 133,280 common shares in 2007, representing dividends to preferred shareholders of $233,240.

For the six months ended June 30, 2008, net income applicable to common shareholders was $785,000 or $0.07 per share, basic, and $0.06 per share, diluted. For the six months ended June 30, 2007, net income applicable to common shareholders was $598,100, or $0.07 per share, basic, and $0.05 per share diluted.

Liquidity and Capital Resources

Net cash flow from operating activities was $558,000 for the six months ended June 30, 2008, compared with cash flow provided by operating activities of $1,531,200 in the six months ended June 30, 2007, reflecting the impact of higher working capital requirements this year.

In the first six months of 2008, the level of accounts receivable (up $166,000 to $2,348,000) increased in response to higher sales levels during the period. Inventory levels increased by $245,000 to $3,176,000 at June 30, 2008 from $2,931,000 at June 30, 2007 due to a build-up in both raw materials and work-in-process related to the Company’s significantly increased backlog and in advance of higher projected shipment levels in the third quarter of this year. The higher inventory levels also resulted from production problems that have slowed and delayed shipments at MRC.

Accounts payable and accrued liabilities decreased by $501,000 to $2,241,000 over the first six months of 2008. The reduced balance reflected, in part, the payment of $477,000 in accrued interest related to the early retirement of $1,700,000 in senior secured debt, in the first quarter of 2008. In addition the Company paid out $177,000 in accrued bonus payable related to the 2007 fiscal year. This was offset by a decrease in accrued income tax balances reflecting the Company’s payment of state tax installments during the current period.

Customer advances net of liquidations increased by $204,000 in the first six months of 2008.

Capital expenditures for the six months ended June 30, 2008 were $367,000 and included planned expenditures primarily for increased capacity and production capability in our two centers of operations. Offsetting this was the receipt of $10,000 as proceeds from the sale of surplus manufacturing equipment during the second quarter of 2008. This compares to capital expenditures of $93,000 in the first six months of 2007 primarily for replacement of capital equipment at the end of its useful life.

In the first six months of 2008, the Company continued its plan to accelerate debt repayment with the focus on strengthening the balance sheet, improving its financial flexibility, and reducing overall financing costs. In March 2008, the Company paid, prior to maturity, a secured promissory note for $1,700,000, plus accrued interest of $477,000 to Clarex Limited, a major shareholder. The note was set to mature on December 31, 2008. With the retirement of this Senior Secured note, the Company has eliminated all of the liens against its assets, with the exception of specific liens related to the remaining capital leases.

The Company had originally issued the $1,700,000 promissory note in June of 2003, and used the proceeds to pay off existing debt. The note was secured by all assets of the Company. The original note term was for a period of 18 months at an interest rate of 6% per annum and the Company’s Board of Directors approved the issuance of 200,000 warrants to the holder, as a fee for the issuance of the Note. In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex Limited for extending the maturity of the note an additional 36 months. The warrants were exercisable at $0.425 per share and $1.08 per share, respectively, and with expiration dates of March 31, 2008 and May 18, 2008, respectively.

On March 28, 2008, Clarex Limited exercised 200,000 warrants with an expiration date of March 31, 2008 for a total exercise price of $85,000 and the Company issued 200,000 shares of common stock on the same date. On May 16, 2008, the second set of warrants with an expiration date of May 18, 2008 were exercised for a total exercise price of $216,000 and the Company issued 200,000 shares of common stock to Clarex Limited as of that date.

In 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock. In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through July 2009, to acquire an additional 1,185,750 shares at $1.35 per share. In addition, 276,675 warrants were issued to the placement agent for the private placement. The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing. In the first six months of 2008, a total of 497,890 warrants were exercised including 375,250 warrants with a total exercise price of approximately $507,000 which were surrendered in exchange for the issuance of 375,250 shares of the Company’s common stock. An additional 122,640 placement agent warrants were exercised using a cashless feature available for these warrants, in exchange for 79,565 shares of the Company’s common stock.

In total, 697,890 warrants were exercised in the first half of 2008 with a total exercise price of $592,000 and in exchange for the issuance of 654,815 shares of PPGI common stock. There remain a total of 964,535 outstanding warrants exercisable through August 2009. No warrants were exercised in the six months ended June 30, 2007.

During the first six months of 2008, proceeds from the exercise of stock options were $245,000 with 172,000 stock options exercised at a weighted average price of approximately $1.42 per share and converted into an equivalent number of shares of the Company’s common stock. By comparison, in the first six months of 2007, 341,100 stock options were exercised at a weighted average exercise price of $0.54 and total proceeds of $183,000.

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

The total amount of $2,500,000 in Subordinated Convertible Promissory Notes due on April 1, 2009 have been reclassified from long term debt to current liabilities on the balance sheet at June 30, 2008.

Cash and cash equivalents at June 30, 2008 were approximately $3,902,000 compared to $4,396,000 at December 31, 2007 and $4,025,000 at June 30, 2007. The reduced cash balance reflects the accelerated payment of the $1,700,000 Secured Note in the first quarter of 2008 and the impact of the Company’s debt reduction plan throughout the intervening periods.

The Company’s management expects that future cash flow from operations and existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2008.

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

a. Disclosure Controls and Procedures

During the three months ended June 30, 2008, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiary, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to inherent limitations of control systems, not all misstatements may be detected. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On June 3, 2008, Photonic Products Group, Inc. held its annual meeting of shareholders.
b)
At the annual meeting, the shareholders voted to approve an Amendment to the Company’s Certificate of Incorporation to change the term of directors from three (3) years to one (1) year by a vote of 9,583,708 in favor and with 2,500 votes against and 5,500 votes abstaining. At the same meeting, shareholders also elected Thomas H. Lenagh and Daniel Lehrfeld as Class I directors to serve for a one (1) year term each by a vote of 9,589,758 in favor and with 1,950 votes withheld. Class II directors, John C. Rich and Luke P. LaValle, Jr. continue to serve the remainder of their three year terms until 2009. Class III director, Jan M. Winston continues to serve the remainder of his three year term until 2010.

ITEM 5.	OTHER INFORMATION

On July 28, 2008, Daniel Lehrfeld, President and CEO, announced his decision to step-down from the management team on or about December 16, 2008, the expiration date of his employment agreement. The Company’s Board of Directors has initiated the process to select a successor and a search committee lead by the Board’s Chairman, John C. Rich, has begun to address this task.

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
Date: August 14, 2008