Form 10-Q
period 2008-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2008-11-14
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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
_____________________________________________________________
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
Yes ☐ No ☑

Common shares of stock outstanding as of November 14, 2008:

11,222,978 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,866,282	$4,395,945
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2008 and 2007)	1,949,242	2,181,859
Inventories	3,226,748	2,931,080
Deferred income taxes	306,000	—
Other current assets	208,751	164,065
Total current assets	9,557,023	9,672,949
Plant and equipment:
Plant and equipment, at cost	14,386,620	13,690,229
Less: Accumulated depreciation and amortization	(10,904,169)	(10,189,853)
Total plant and equipment	3,482,451	3,500,376
Precious Metals	112,851	112,851
Goodwill	1,869,646	1,869,646
Intangible Assets	771,221	830,144
Other Assets	53,760	91,981
Total Assets	$15,846,952	$16,077,947

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable - other	$12,751	$14,814
Accounts payable and accrued liabilities	2,020,611	2,741,966
Customer advances	882,224	870,550
Current obligations under capital leases	—	47,088
Convertible note payable due within one year	2,500,000	1,700,000
Total current liabilities	5,415,586	5,374,418

Secured and Convertible Notes Payable	—	2,500,000
Other Long Term Notes	481,638	490,730
Total liabilities	5,897,224	8,365,148

Commitments and Contingencies	—	—

Shareholders’ Equity:
10% convertible preferred stock, Series A no par value; no shares issued and outstanding	—	—
10% convertible preferred stock, Series B no par value; no shares issued and outstanding	—	—
Common stock: $.01 par value; 60,000,000 authorized; 11,227,578 shares issued at September 30, 2008 and 10,104,719 issued at December 31, 2007	112,275	101,046
Capital in excess of par value	16,592,134	15,320,771
Accumulated deficit	(6,739,731)	(7,694,068)
	9,964,678	7,727,749
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	9,949,728	7,712,799
Total Liabilities and Shareholders’ Equity	$15,846,952	$16,077,947

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenue	$3,802,935	$3,837,660	$11,974,595	$11,057,330

Cost and Expenses:
Cost of goods sold	2,737,511	2,021,835	8,188,376	6,466,767
Selling, general and administrative expenses	949,125	908,438	2,913,853	2,666,919
	3,686,636	2,930,273	11,102,229	9,133,686
Income from operations	116,299	907,387	872,366	1,923,644
Other income (expense):
Interest expense - net	(33,179)	(69,974)	(143,142)	(214,883)
Gain on sale of fixed asset	—	—	9,113	—
	(33,179)	(69,974)	(134,029)	(214,883)
Net income before income tax provision and preferred stock dividends	83,120	837,413	738,337	1,708,761

Benefit from (provision for) income taxes	86,000	(40,000)	216,000	(80,000)

Net Income	169,120	797,413	954,337	1,628,761

Preferred stock dividends	—	—	—	(233,240)
Net income applicable to common shareholders	$169,120	$797,413	$954,337	$1,395,521
Net income per common share— basic	$.02	$.09	$.09	$0.17
Net income per common share— diluted	$.01	.06	$.07	$0.12
Weighted average shares outstanding—basic	11,209,576	9,120,587	10,824,457	8,413,845
Weighted average shares outstanding—diluted	15,461,922	14,550,134	15,691,982	13,300,511

See Notes to Consolidated Financial Statements (unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$954,337	$1,628,761

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	802,088	848,526
401(K) common stock contribution	160,181	166,693
Gain on sale of fixed asset	(9,113)	—
Deferred income taxes	(306,000)	—
Stock based compensation	56,569	30,125
Changes in assets and liabilities:
Accounts receivable	232,617	(42,706)
Inventories	(295,668)	(660,528)
Other current assets	(44,686)	55,979
Other assets	38,221	25,568
Accounts payable and accrued liabilities	(721,355)	(50,567)
Customer advances	11,674	(369,419)

Total adjustments	(75,472)	3,671
Net cash provided by operating activities	878,865	1,632,432

Capital expenditures	(726,127)	(156,505)
Proceeds from sale of fixed assets	10,000	—
Net cash used in investing activities	(716,127)	(156,505)

Cash flows from financing activities:
Proceeds from issuance of common stock	258,255	415,248
Exercise of warrants	807,587	—
Principal payment of convertible note payable	(1,700,000)	(1,000,000)
Principal payments of other notes payable	(11,155)	(74,357)
Principal payments of capital lease obligations	(47,088)	(172,541)
Net cash used in financing activities	(692,401)	(831,650)

Net (decrease) increase in cash and cash equivalents	(529,663)	644,277

Cash and cash equivalents at beginning of period	4,395,945	3,078,052

Cash and cash equivalents at end of period	$3,866,282	$3,722,329

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

Inventories are comprised of the following:

	September 30, 2008	December 31, 2007
Raw Materials	$1,137,000	$1,216,000
Work in process, including manufactured parts and components	1,544,000	1,082,000
Finished Goods	546,000	633,000
	$3,227,000	$2,931,000

The December 31, 2007 inventory balances have been reclassified to conform to the basis of presentation adopted in the current quarter.

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

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’):

	Three Months Ended Sept 30, 2008			Three Months Ended Sept 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$169,120	11,209,576	$.02	$797,413	9,120,587	$0.09
Effect of dilutive securities
Convertible Debt	37,500	2,500,000		44,301	2,929,348
Convertible Preferred Stock					832,800
Warrants	—	1,311,477		—	1,204,208
Options and stock grants	—	440,869		—	463,191
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$206,620	15,461,922	$.01	$841,741	14,550,134	$0.06

	Nine Months Ended Sept 30, 2008			Nine Months Ended Sept 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income Applicable to Common Shareholders	$954,337	10,824,457	$.09	$1,395,521	8,413,845	$0.17
Effect of dilutive securities
Convertible debt	112,500	2,500,000		150,288	3,305,861
Warrants	—	1,766,546		—	1,182,573
Options and stock grants	—	600,979		—	398,232
Diluted Earnings Per Share:
Net Income Applicable to Common Shareholders	$1,066,837	15,691,982	$.07	$1,545,809	13,300,511	$0.12

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the fair value recognition provision of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of the grant. The fair value of these awards, adjusted for estimated forfeitures is amortized over the requisite service period of the award, which is generally the vesting period.

New Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will have an impact on the Company’s consolidated financial statements related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that SFAS 162 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

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

Stock Option Expense

The Company's results for the three months ended September 30, 2008 and 2007 include share-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $8,733 and $11,915, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $2,076 ($1,179 for 2007), and selling, general and administrative expenses in the amount of $6,657 ($10,736 for 2007).

For the nine months ended September 30, 2008 and 2007 share-based compensation was $26,200 and $30,125, respectively. At total of $6,229 was included in the Consolidated Statements of Operations within cost of goods sold ($6,063 for 2007), and $19,971 in selling, general and administrative expenses ($24,062 for 2007).

As of September 30, 2008 and 2007, there was $26,088 and $69,120 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.3 years and 2.5 years, respectively.

The fair value of options used to determine the stock option expense to be recognized is estimated using the Black-Scholes option pricing model, as of the date of the grant. The Company follows guidance under SFAS 123(R) when reviewing and updating assumptions. Expected volatility is based upon the historical volatility of our stock and other contributing factors. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended Sept 30,
	2008	2007
Expected Dividend yield	0.00%	0.00%
Expected Volatility	166%	156%
Risk-free interest rate	3.7%	4.5%
Expected life	10 years	10 years

Stock Option Activity

There were no stock options granted in the nine months ended September 30, 2008. For the nine month period ended September 30, 2007, there were 29,039 options granted with a weighted average estimated fair value of stock options granted of $1.47 and a weighted average exercise price of $1.50, which was equal to the closing market price on the date of the grant.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2008.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,228,639	$1.52
Granted	—	—
Exercised	(182,000)	$1.42
Expired	(16,500)	$3.25
Outstanding at September 30, 2008	1,030,139	$1.50	3.2	$776,000
Exercisable at September 30, 2008	996,919	$1.50	3.0	$752,000

The following table represents non-vested stock options granted, vested, and forfeited for the nine months ended September 30, 2008.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	56,784	$1.48
Granted	—	—
Vested	(23,563)	$1.48
Forfeited	—	—
Non-vested - September 30, 2008	33,221	$1.48

The total fair value of options vested during the nine months ended September 30, 2008 and 2007 was $35,000 and $70,900, respectively.

Restricted Stock Unit Awards

During the nine months ended September 30, 2008, the Company granted 23,500 restricted stock units under the 2000 Performance Share Program with a fair market value of $133,300 based on the closing market price of the Company’s stock on the grant date. The grants will vest over a three year period contingent on continued employment or service over the vesting period. The Company's results for the three months ended September 30, 2008 include stock-based compensation expense of $10,690 for these restricted stock unit grants, as required by SFAS 123(R). Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $2,185 and in selling, general and administrative expenses in the amount of $8,505.

For the nine months ended September 30, 2008, stock-based compensation expense was $30,370 for restricted stock unit grants. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold in the amount of $4,855 and in selling, general and administrative expenses in the amount of $25,515.

There were no grants of restricted stock units under this plan in the nine months ended September 30, 2007 and the Company did not recognize any related stock compensation expense during that period.

A summary of the Company’s non-vested restricted stock units at September 30, 2008 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2008	12,000	$4.00
Granted	23,500	$3.63
Vested	—	—
Forfeited	—	—
Non-vested - Sept 30, 2008	35,500	$3.75

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements. In preparing our financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.

Results of Operations

Photonic Products Group, Inc.’s business units’ products continue to fall into two product categories: optical components (including standard and custom optical components and assemblies, crystals, and crystal components), and laser accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches). Currently, its optical components product lines and services are brought to market via three PPGI business units: INRAD, Laser Optics, and MRC Optics (“MRC”). Laser accessories are brought to market by INRAD.

Revenues

Total sales for the three months ended September 30, 2008 were $3,803,000 and essentially flat as compared with total sales of $3,838,000 for the same three months in 2007. Total sales of $11,975,000 for the nine months ended September 30, 2008 were 8.3% higher as compared with $11,057,000 for the same period last year.

Shipments of custom optical components increased by approximately 2.0% in the third quarter, and by 14.9% for the first nine months, in comparison with the same periods last year.

The small increase in the third quarter was attributable to increased shipments of optical components from the MRC Optics business unit and Inrad, offset by a decrease in shipments of optical components from Laser Optics. Comparative period sales for specialty missile warning sensor crystal components increased during the period at Inrad, reflecting increased demand from one major defense industry contractor, which was partially offset by decreased sales of similar components to another customer when compared to the third quarter of last year. Sales at the MRC Optics business unit increased significantly on shipments from a strong order backlog, and as MRC made progress in resolving production problems that delay shipments in the first half of 2008. Optical component shipments from Laser Optics were down due to a push-out of deliveries requested by a major OEM customer in the semiconductor industry. These deliveries have been renegotiated to be scheduled for December of 2008 and mid 2009.

The increase in revenues from optical components for the nine months ended September 30, 2008 resulted from increased shipments at all three business units when compared to the same period in 2007.

Shipments of Inrad laser accessories were down approximately 33% in the third quarter, and 47% for the first nine months of the year, from the comparable periods last year. These reductions reflect reduced demand and sales for its Q-switches, harmonic generation systems, and related components.

Company sales were mainly to customers within the aerospace, defense, and process control and metrology industry sectors. For the third quarter of 2008, major customer sales (defined as 10% of period revenues) are summarized as follows: Sales to one defense industry customer represented 24.3% of total revenues in this quarter. By comparison, in 2007, sales to two major defense industry customers represented 12.1% and 18.4% of total revenues in the third quarter, respectively.

For the nine months ended September 30, 2008, sales to one defense industry customer represented 21.0% of the total revenues for the period, and sales to the one process industry controls and metrology customer represented 14.3% of total revenues. For the nine months ended September 30, 2007 sales to two defense industry customers represented 13.9% and 18.9% of total revenues.

Product bookings for the three months ended September 30, 2008 were $2,569,000 as compared with $5,199,000 for the same period last year. For the first nine months, product bookings were $11,213,000, compared with $13,525,000 in the first nine months of last year, down 17.1%.

It is important to note that product bookings are not equally distributed during any year. Major OEM customers typically place orders for their annual requirements once or twice per year, and at irregular intervals. In this year’s third quarter, order intake for OEM customers was below average as compared to recent years. One MRC Optics defense industry OEM customer reported that a major new production order had slipped from the third quarter and is now anticipating that the order will be received in December 2008 or January 2009. One Laser Optics process control and metrology industry OEM customer who serves semiconductor manufacturers world-wide has pushed-out release of its next production order without indication of an expected release date. Due to all these factors, total bookings for 2008 are expected to continue to trend below 2007 levels.

Product backlog on September 30, 2008 was approximately $8,865,000. This was down 5.8% from a backlog of $9,413,000 at the same point in 2007 as a result of lower bookings and higher sales volumes in the most recent quarter. By comparison, the September 30, 2008 product backlog was down 8.3% from $9,672,000 at December 31, 2007.

Cost of Goods Sold

For the three-months ended September 30, 2008, the cost of goods sold as a percentage of product revenues was 72.0% compared to 53.0% for the same period last year. In dollar terms, third quarter cost of goods sold was $2,738,000 compared with $2,022,000 in 2007, up 35.4%, on a sales drop of 0.9%. The increase in the cost of goods sold both as a percentage and in dollar terms, for the period, reflected a combination of higher material costs, higher labor costs, and higher non-labor manufacturing costs relative to sales revenues and in comparison to a highly profitable product mix in the third quarter of 2007.

Additionally, overhead absorption on work in process inventory was down significantly reflecting lower production levels during the third quarter of 2008 compared to the third quarter of 2007. The Company also increased company-wide inventory reserves by $109,000 and recorded inventory write-offs on certain MRC inventories of approximately $35,000, in the third quarter of 2008.  All of the above factors contributed significantly to higher comparative cost of sales for these two periods.

In particular, material costs increased as a percentage of revenues for both the three month and nine month periods ended September 30, 2008, when compared, respectively, to the same periods in 2007. For the three months ended September 30, 2008 as compared to the same period in 2007, material costs relative to sales rose by approximately 39%. For the nine month comparison for 2008 to 2007, material costs relative to sales increased by approximately 23%. These increases are due principally to a change in product mix, including several new OEM products which contain a larger percentage of higher cost material in the manufacturing content than in the prior year. Management expects this trend to continue over the balance of 2008 and into 2009 as part of a shift to a business and product mix characterized by higher material content and a higher cost of goods sold percentage.

Production problems at our Florida facility have resulted in both higher labor and non-labor manufacturing costs and lower gross profit margins during the first nine months of the year. In the third quarter, MRC began to show some progress in resolution of previously reported production and shipment problems. This progress had a positive impact in the third quarter on the MRC top line. Shipments were up by 51% when compared to the second quarter of 2008, while cost of sales increased by only 16.3%. However, in comparison to the third quarter of 2007, although shipments were up 58%, cost of sales increased 91%, showing the cumulative impact of higher costs and production inefficiencies at MRC over the past few quarters. Work in process and finished goods inventory created in these earlier quarters and bearing higher than normal production costs had a negative impact on MRC gross profit margins as these products shipped in the current quarter. Management believes that these margins will gradually improve in the quarters ahead. Management continues to work on and implement improvements to productivity and efficiency in order to positively impact future production costs.

Gross profit in the third quarter was $1,065,000 or 28.0%, reflecting the various factors discussed above. This compares with a gross profit of $1,815,000 or 47.3% in the third quarter of 2007. For the nine months ended September 30, 2008, gross profit was $3,786,000 or 31.6%, down from $4,591,000 or 41.5% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the third quarter of 2008 were $949,000 or 25.0% of sales compared to $908,000 or 23.7% of sales for the three months ended September 30, 2007.

SG&A expenses for the first nine months of 2008 were $2,914,000, or 24.3% of sales, compared with $2,667,000, or 24.1% of sales in the first nine months of 2007. The increase over the nine month comparable periods of approximately $247,000 or 9.3% resulted mainly from higher recruitment, wage and relocation costs related to new personnel, to higher travel and trade show expenses related to both increased sales and business development activity during 2008, and more frequent travel between our centers of operation by corporate personnel.

Income from Operations

The Company realized income from operations of $116,000, or 3.1% of sales in the three months ended September 30, 2008. This compares to income from operations of $907,000 or 23.6% of sales for the comparable third quarter of 2007.

For the nine months ended September 30, 2008, income from operations was $872,000 or 7.3% of sales, down from $1,924,000 or 17.4% of sales for the first nine months of 2007.

The reduction in income from operations for both the third quarter and the nine months of 2008, in relation to the comparable periods in 2007, reflected production issues and associated costs which resulted in operating losses at MRC Optics, decreased operating profit at the Company’s INRAD and Laser Optics business units in the same periods mainly due to lower margins, and higher SG&A costs as discussed above.

Other Income and Expense

For the three months ended September 30, 2008, net interest expense was $33,000, a decrease from net interest expense of $70,000 in the third quarter last year.

Net interest expense was $143,000 for the first nine months of 2008, down from $215,000 in the first nine months of 2007.

The reduction resulted from lower interest expense on reduced balances of fixed interest debt which was offset by lower interest income due to decreased interest rates during the period and lower cash balances in interest bearing deposits. Interest expense for the nine months was approximately $193,000 compared to $335,000 for 2007. Interest income for the nine month period in 2008 was approximately $50,000 while interest income in 2007 was approximately $120,000 for the nine month period.

In the second quarter of 2008, the Company sold surplus manufacturing equipment with an original capital cost of $30,000 and accumulated depreciation of $29,000 for proceeds of $10,000 and recognized a gain on the sale of $9,000.

Benefit from Income Taxes

The Company recorded a current provision for the third quarter of $16,000 for estimated state tax and federal Alternative Minimum Tax liabilities. In the third quarter of 2007, the current tax provision was $40,000. The current tax provision recorded for the first nine months of this year of $90,000 compares to a provision for the first nine months of 2007 of $80,000.

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

At December 31, 2007, the Company had a net deferred tax asset of approximately $2,041,000, the primary component of which was a net operating loss carryforward. Through December 31, 2007, the Company had established a valuation allowance to fully offset this deferred tax asset in the event the tax asset will not be realized in the future. In accordance with SFAS 109, the Company has determined that based on a recent history of consistent earnings and future income projections, a full valuation allowance is no longer required. Accordingly, during the nine months ended September 30, 2008, the Company reduced the valuation allowance to $1,735,000 and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $306,000. This resulted in the Company recording a net benefit from income taxes of $216,000 after offsetting the deferred tax benefit against the current tax provision.

Net Income

The Company had net income of $169,000 for the third quarter of 2008, down from $797,000 for the third quarter of 2007. For the nine months ended September 30, 2008, net income was $954,000, as compared with net income of $1,629,000 in the same period last year.

Net Income Applicable to Common Shareholders and Earnings per Common Share

Net income applicable to common shareholders for the three months ended September 30, 2008 was $169,000 or earnings per share of $0.02, basic and $0.01 diluted. This compares with a net income applicable to common shareholders for the same period in 2007 of $797,000 or earnings per share of $0.09, basic and $0.06 diluted.

For the nine months ended September 30, 2008, net income applicable to common shareholders was $954,000 or $0.09 per share, basic, and $0.07 per share, diluted. For the nine months ended September 30, 2007, net income applicable to common shareholders was $1,396,000, or $0.17 per share, basic, and $0.12 per share diluted.

During the last six months of 2007, the Company recalled the entire issue of its Series A and Series B convertible preferred stock, which the holders elected to convert into shares of the Company’s common stock. As a result, there were no stock dividends recorded by the Company during the nine months ended September 30, 2008.

In contrast, net income applicable to common shareholders in the nine months ended September 30, 2007 reflected the distribution of a common stock dividend to the holders of the Series A and B convertible preferred stock outstanding at that time. The number of common shares issued in settlement of the dividend was determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares. The dividend value was calculated by reference to the market price of the common shares on the dividend distribution date. The Company issued 133,280 common shares in 2007, representing dividends to preferred shareholders of $233,240.

Liquidity and Capital Resources

Net cash flow from operating activities was $879,000 for the nine months ended September 30, 2008, compared with cash flow provided by operating activities of $1,632,000 in the nine months ended September 30, 2007, reflecting mainly the impact of lower net income over the comparable periods and offset by a reduction in net working capital requirements this year.

In the first nine months of 2008, the level of accounts receivable decreased by $233,000 to $1,949,000 compared to an increase of $43,000 in the comparable period last year to $2,439,000 at the September 30, 2007 date. Although sales were comparable in the quarters ended September 30, 2008 and 2007, respectively, in the third quarter of 2007 they were more heavily weighted to the later part of the quarter as compared to a more evenly distributed sales pattern in the third quarter of 2008.

Inventory levels increased by $296,000 to $3,227,000 at September 30, 2008 compared to an increase of $661,000 in the nine month period ended September 30, 2007, to $2,997,000. This year the higher inventory balance is primarily attributable to the impact of production problems that have slowed and delayed shipments at MRC.

Accounts payable and accrued liabilities decreased by $721,000 to $2,021,000 over the first nine months of 2008. This compares with a reduction of $51,000 over the nine month period ending September 30, 2007. The reduction in accounts payable balance, this year, reflects, in part, the payment of $477,000 in accrued interest related to the early retirement of $1,700,000 in senior secured debt in the first quarter of 2008, offset by the accrual of interest on the remaining balance of unsecured promissory notes and other debt. In addition the Company paid out $177,000 in accrued bonus in the first quarter of 2008 related to the 2007 fiscal year performance. This exceeded accrued bonus paid in the same period last year related to 2006 performance. The decrease is also attributable to a decrease in accrued income tax balances reflecting the Company’s payment of state tax installments during the nine months of 2008.

Customer advances net of liquidations increased by $12,000 in the first nine months of 2008 to $882,000 compared to a decrease in the nine months ended September 30, 2007 of $369,000 to $871,000.

Capital expenditures for the nine months ended September 30, 2008 were $726,000 and included planned expenditures primarily for increased capacity and production capability in our both our Sarasota, Florida and Northvale, NJ locations. Most of the major expenditures for these projects have been incurred. Offsetting the impact of capital expenditures on cash flows was the receipt of $10,000 as proceeds from the sale of surplus manufacturing equipment during the second quarter of 2008. This compares to capital expenditures of $157,000 in the first nine months of 2007 primarily for replacement of capital equipment at the end of its useful life.

In the first quarter of 2008, the Company continued its plan to accelerate debt repayment with the focus on strengthening the balance sheet, improving its financial flexibility, and reducing overall financing costs and paid, prior to maturity, a secured promissory note for $1,700,000, plus accrued interest of $477,000 to Clarex Limited, a major shareholder. The note was set to mature on December 31, 2008. With the retirement of this Senior Secured note, the Company has eliminated all of the liens against its assets, with the exception of specific liens related to the remaining capital leases.

The Company had originally issued the $1,700,000 promissory note secured by all assets of the Company, in June of 2003, and used the proceeds to pay off existing debt. The Company’s Board of Directors approved the issuance of 200,000 warrants to the holder, as a fee for the issuance of the Note. In 2004, the Company approved the issuance of 200,000 additional warrants to Clarex Limited as consideration for extending the maturity of the note an additional 36 months. The warrants were exercisable at $0.425 per share and $1.08 per share, respectively, and with expiration dates of March 31, 2008 and May 18, 2008, respectively.

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

In 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock. In July 2004 the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through July 2009, to acquire an additional 1,185,750 shares at $1.35 per share. In addition, 276,675 warrants were issued to the placement agent for the private placement. The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing. In the first nine months of 2008, a total of 518,635 warrants were exercised including 375,250 warrants with a total exercise price of approximately $507,000 which were surrendered in exchange for the issuance of 375,250 shares of the Company’s common stock. An additional 143,385 placement agent warrants were exercised using a cashless feature available for these warrants, in exchange for 89,702 shares of the Company’s common stock.

In total, including the exercise of 400,000 warrants by Clarex Limited, there were 918,635 warrants exercised in the first nine months of 2008 with a total exercise price of $808,000 and in exchange for the issuance of 864,952 shares of PPGI common stock. There remain a total of 943,790 outstanding warrants exercisable through August 2009. No warrants were exercised in the nine months ended September 30, 2007.

During the first nine months of 2008, proceeds from the exercise of stock options were $258,000 with 182,000 stock options exercised at a weighted average exercise price of approximately $1.42 per share and converted into an equivalent number of shares of the Company’s common stock. By comparison, in the first nine months of 2007, 611,100 stock options were exercised at a weighted average exercise price of $0.68 and total proceeds of $415,000. The Company issued 611,100 in common stock as part of the 2007 stock option exercises.

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

The total amount of $2,500,000 in Subordinated Convertible Promissory Notes due on April 1, 2009 is classified in current liabilities on the balance sheet at September 30, 2008. The Company’s Board of Directors and the note holder are reviewing whether to extend the maturity of all or a portion of these notes.

Cash and cash equivalents at September 30, 2008 were approximately $3,866,000 compared to $4,396,000 at December 31, 2007 and $3,722,000 at September 30, 2007. The reduced cash balance over the nine month period ended September 30, 2008 reflects the accelerated payment of the $1,700,000 Secured Note in the first quarter of 2008, net of cash obtained from operating and financing activities throughout the intervening periods.

The Company’s management expects that future cash flow from operations and existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2008.

New Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will have an impact on the Company’s consolidated financial statements related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that SFAS 162 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. Interest on notes and leases are at fixed rates over the term of the debt.

ITEM 4. CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

During the three months ended September 30, 2008, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to inherent limitations of control systems, not all misstatements may be detected. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Date: November 14, 2008