Form 10-K
period 2008-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2009-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $10,740,074.  (For purposes of determining this amount, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

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

Common Shares outstanding as of March 31, 2009
11,235,997
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

Prior to September, 2003, PPGI was named and did business solely as Inrad, Inc.  Company management, the Board of Directors, and shareholders approved the name change in 2003, supporting the transformation of the Company’s business model into that of a portfolio of business units serving the Photonics industry.

In November 2003, the Company concluded its first acquisition, with the purchase of the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT.  Laser Optics, Inc. was a custom optics and optical coating services provider, in business since 1966.  PPGI integrated the Bethel team and their operations into the Company’s Northvale, NJ operations in mid-2004, combining them with Inrad’s custom optics and optical coating product lines under the Laser Optics name.

In October 2004, the Company completed its second acquisition of a complementary business when it acquired 100% of the stock of MRC Precision Metal Optics, Inc. (“MRC”) of Sarasota, FL.  MRC, now a wholly-owned subsidiary of PPGI, is a fully integrated precision metal optics and diamond-turned aspheric optics manufacturer, specializing in CNC and single point diamond machining, optical polishing, nickel plating, aluminum, albemet and beryllium machining.  MRC also provides opto-mechanical assembly services.

PPGI’s business unit products fall into two product categories: optical components (which include standard and custom optical components, optical assemblies, single crystals, and crystal components), and laser system accessories (which include wavelength conversion products and Pockel’s cells that use nonlinear crystals for laser wavelength conversion).

The Company is an optical component, subassembly, and sub-system supplier to OEM, research institutes and researchers in the Photonics industry.

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northwest of New York City, and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located in the Northvale facility.

Custom optic manufacturing is a major product area for PPGI.  The Company specializes in high-end precision components.  It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Laser Optics and MRC business units.  Glass, metal, and crystal substrates are processed using modern manufacturing equipment, complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced Photonic systems.  The majority of custom optical components and optical coating services supplied are used in inspection, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

The Company also develops and manufactures synthetic optical crystals, optical crystal components, and laser accessories through the INRAD business unit.  It grows synthetic crystals with electro-optic (EO), non-linear and optical properties for use in both its standard and custom products.  The majority of crystals, crystal components and laser accessories manufactured are used in laser systems, defense EO systems, and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s product sales by product categories during the past three years.  The methodology for categorizing the products comprising “laser accessories” has been revised to include all non-linear and electro-optical crystal components.  The prior year figures in the following table have been revised to reflect this new methodology:

	Years Ended December 31,
	2008		2007		2006
Category	Sales	%	Sales	%	Sales	%
Optical Components	$14,750,000	90	$13,410,000	89	$12,274,000	88
Laser Accessories	1,551,000	10	1,690,000	11	1,647,000	12
TOTAL	$16,301,000	100	$15,100,000	100	$13,921,000	100

Products Manufactured by the Company

Optical Components

a)           Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is at present a major product area for PPGI, and is addressed in the marketplace by all three business units.

The Laser Optics business unit was formed in 2003 with the combination of INRAD’s custom optics and optical coating services and those of Laser Optics, Inc. which the Company acquired.  The Company had been active in the field since 1973, and Laser Optics, Inc. since 1966.

The Laser Optics business unit produces custom products manufactured to its customer’s requirements.  It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for military, aerospace, industrial and medical marketplace.  Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, quartz, infra-red materials (including germanium, zinc selenide and zinc sulfide), calcite, magnesium fluoride and silicon.  Components consist of mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

Most optical components and sub-assemblies require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  Laser Optics optical coating specialties include high laser damage resistance, polarizing, high reflective, anti-reflective, infra-red, and coating to complex custom multi-wavelength requirements on a wide range of substrate materials.  Laser Optics coating capability is mainly directed towards optical components it manufactures, as well as customer furnished components.  Coating deposition process technologies employed included electron beam, thermal, and ion assist.

MRC Optics, established in 1983, is a fully integrated precision metal optics and optical assembly manufacturer.  The Company employs high precision CNC and diamond machining, polishing, plating, aluminum, albemet, beryllium and stainless steel opto-mechanical design, component manufacturing and assembly services in the manufacture of custom optics.  MRC has developed custom processes to support prototyping through medium to high rates of  production for large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies.  Plating specialties include void-free gold and electroless nickel.

2.	UV Filter Optical Components

The INRAD crystals and crystal components product lines include crystalline filter materials, including both patented and proprietary materials, that have unique transmission and absorption characteristics that enable them to be used in critical applications in defense systems such as missile warning sensors.  Such materials include nickel sulphate, and proprietary materials such as UVC-7 and LAC.

Laser Accessories

The INRAD business unit manufactures crystal-based products that are used in laser systems. These products include wavelength conversion crystals, Pockel’s cells, and wavelength conversion instruments.

1.	Crystal Components

Certain synthetic crystals, because of their internal structure, have unique optical, non-linear, or electro-optical properties that are essential to application in or with laser systems.  Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam.  Developing growth processes for high quality synthetic crystals and manufacturing and design processes for crystal components lies at the heart of the INRAD laser accessory product lines.  Other crystal components, both standard and custom, are used in laser research and in commercial laser systems to change the wavelength of laser light.  Synthetic crystals currently in production include Lithium Niobate, Beta Barium Borate, Alpha Barium Borate, KDP, deuterated KDP and Zinc Germanium Phosphide and other crystal formulations.

2.	Pockel’s Cells

INRAD manufactures a line of Pockel’s Cells and associated electronics.  Pockel’s cells are used in applications that require fast switching of the polarization direction of a beam of light.  These uses include Q-switching of laser cavities to generate pulsed laser light, coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to laser manufacturers, researcher institutes and laser system design engineers.

3.	Harmonic Generation Systems

PPGI’s Inrad business unit designs and manufactures harmonic generation laser accessories.  Harmonic generation systems enable the users of lasers to convert the fundamental frequency of the laser to another frequency required for specific applications.  Harmonic generators are used in spectroscopy, semiconductor processing, medical lasers, optical data storage and scientific research.

Many commercial lasers have automatic tuning features, allowing them to produce a range of frequencies.  The INRAD Autotracker product, when used in conjunction with these lasers, automatically generates tunable ultraviolet light or infrared light for use in spectroscopic applications.

Markets

In 2008, 2007 and 2006 the Company’s product sales were made to customers in the following market areas:

Market (In thousands)	2008		2007		2006
Defense/Aerospace	$10,329	(63)%	$9,456	(63)%	$9,048	(65)%
Process control & metrology	4,692	(29)%	3,760	(25)%	2,862	(20)%
Laser systems (non-military)	463	(3)%	932	(6)%	1,001	(7)%
Universities & National laboratories	203	(1)%	352	(2)%	502	(4)%
Other	614	(4)%	600	(4)%	508	(4)%
Total	$16,301	(100)%	$15,100	(100)%	$13,921	(100)%

Major market sectors served by the Company include defense and aerospace, process control & metrology, laser systems (non-military), telecom, universities and national laboratories, and various other markets not separately classified.  The “defense and aerospace” area consists of sales to OEM defense electro-optical systems and subsystems manufacturers, manufacturers of non-military satellite-based electro-optical systems and subsystems, and direct sales to governments where the products have the same end-use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing process implementation and control, optics-based metrology and quality assurance, and inventory and product control equipment.  Examples of applications for such equipment include semiconductor (i.e., chip) fabrication and testing and inventory management and distribution control.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  “Universities and National Laboratories” consists of product sales to researchers at such institutions.  The “Other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually (example: bio-medical), and sales through third parties for whom the end-use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  The Company’s sales of products to this customer sector continued their upward trend in sales dollars, but remained relatively constant as a percentage of total sales dollars.  This represented approximately 63% of sales in 2008 and 2007 and 65% of sales in 2006.  In dollar terms, sales to customers in this sector increased by 9.2% in 2008 over 2007 levels, and 4.5% in 2007 as compared to 2006.  The Company believes that the defense and aerospace sector offers continued growth opportunities for the Company’s capabilities in specialty crystal, glass and metal precision optics.

Demand in the Process Control and Metrology market sector increased in 2008.  Sales in 2008 were $4,692,000 or 29% of total sales.  Sales in 2007 of $3,760,000 represented 25% of total sales compared to $2,862,000 and 20% of total sales in 2006.  In dollar terms, sales to customers in this sector were up 24.8% and 31.4%, in 2008 and 2007, respectively.  In 2006, sales to this sector were down 12% from the previous year.  The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochrometers.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories.  In this sector, 2008 sales were $463,000 or 3% of total sales compared with sales in 2007 of $932,000 or 6% of total sales.  Non-military laser industry sales in 2006 were $1,001,000 or 7% of the sales mix.  The continued sales decline reflects the maturation of certain OEM products and consequent reduction in demand for these types of legacy systems.

Sales to customers within the University and National Laboratories market sector declined in 2008 to $203,000 from $352,000 in 2007 and represented approximately 1% of total revenues.  This compares to approximately 4% of total revenues in 2007 and 2006.

Other sector sales have been in the $500,000 to $700,000 range historically and growth remained relatively flat at $614,000 in 2008.

The Company’s export sales are primarily to customers in countries within Europe, the Near East and Japan, and amounted to 5.2%, 9.5%, and 8.7% of product sales in 2008, 2007 and 2006, respectively. In 2008, sales to these markets, which are mainly through independent distributors, declined from the two prior years.

In 2008, the Company had sales to two major domestic customers which accounted for 21.6% and 13.0% of sales.  One customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.  The second customer is in the process control and metrology industry.  In 2007, two domestic customers accounted for 19.0% and 13.5% of sales.  Both customers were electro-optical systems divisions of major U.S defense industry corporations.  In 2006, the same two domestic customers accounted for 15%, 16% of sales.  One customer in the Defense/Aerospace sector has represented the highest percentage of sales for the past three years.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

Long-Term Contracts

Certain of the Company’s orders from customers provide for periodic deliveries at fixed prices over a long period of time.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments, as well as,  cash advances from these suppliers for the purchase of the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ-based business units and its MRC Optics subsidiary market their products domestically through their sales, marketing and customer service teams, located in Northvale and Sarasota, respectively, led by the Corporate Vice President–Sales and Marketing.  The Company has been moving towards a strategy of utilizing these combined sales and marketing resources for cross-selling all products, across all business lines.

Independent sales agents are used in countries in major non-U.S. markets, including Canada, UK, EU, Israel, and Japan.

Trade show participation, Internet-based marketing, media and non-media advertising and promotion, and international sales representative and distributor relationships are coordinated at the corporate level under the auspices of the corporate Vice President – Marketing and Sales.

Backlog

The Company’s order backlog at December 31, 2008 was $6,102,000, essentially all of which is expected to be shipped in 2009.  The Company’s order backlog as of December 31, 2007 and 2006 was $9,432,000 and $6,969,000, respectively.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by staying small and carving out niche product areas or by ramping up their own manufacturing capacity and modernizing their manufacturing methods to meet higher volume production rates.  Many custom optics manufacturers lack in-house thin film coating capability.  As a result, there are fewer well-rounded competitors in the custom optics arena, and many are equipped with modern facilities and manufacturing methods.  The Company has and continues to judiciously deploy capital towards modernizing its facilities, and has staffed its manufacturing groups with individuals with comprehensive experience in manufacturing management, manufacturing engineering, advanced finishing processes and optical coating processes.  The Company competes on the basis of providing consistently high quality products delivered on time, developing and maintaining strong customer relationships, and continuously improving its capabilities, labor productivity, cost structure, and product cycle times.

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

Employees

As of the close of business on December 31, 2008, the Company had 101 full-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  Company sales in 2008, 2007 and 2006, requiring U.S. State Department export approval represented less than 1.0% of total sales.  In all cases, the required export approvals were granted.

There are no other federal regulations or any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey and Florida.

Item 1A.                Risk Factors

The Company cautions investors that its performance (and, therefore, any forward looking statement) is subject to risks and uncertainties.  Various important factors, including but not limited to the following, may cause the Company’s future results to differ materially from those projected in any forward looking statement.

a)	As general economic conditions deteriorate, the Company’s financial results may suffer

Significant economic downturns or recessions in the United States or Europe such as the current economic environment in which the Company operates, could adversely affect the Company’s business, by causing a temporary or longer term decline in demand for the Company’s goods and services and thus its revenues.  The economic uncertainty has resulted in our key customers delaying orders due to decreased demand by the end users of their products and their difficulty in assessing and projecting end-user needs.   Additionally, the Company’s revenues and earnings may also be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels.

b)	The Company has exposure to Government Markets

Sales to customers in the defense industry have increased in the recent past.  These customers in turn generally contract with a governmental entity, typically the U.S. government.  Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body.  The current economic crisis is having significant effects on government spending and it is particularly difficult, at this time, to assess how this will impact our defense industry customers and the timing and volume of business we do with them. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

c)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2008, seven customer accounts represented in the aggregate 68% of total revenues, and three customers accounted for 44% of revenues.  These three customers each represented 22%, 13% and 10.0% of sales, respectively.  Since we are a supplier of custom manufactured components to OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts could have a material adverse effect on business, our results of operations, and our financial condition.

d)	The Company depends on, but may not succeed in, developing and acquiring new products and processes

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

f)	The Company may not be able to fully protect its intellectual property

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

g)	Many of the Company’s customer’s industries are cyclical

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

h)	The Company’s stock price may fluctuate widely

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

j)	The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company can to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

Item 1B.                Unresolved Staff Comments

Not applicable

Item 2.	Properties

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are in its Northvale facility.  On November 1, 2008, the Company signed an extension of its Northvale lease for two years to October 31, 2010.  The Company has an option for renewing the lease for two additional two year periods, at fixed terms, through October 31, 2012.

Photonic Products Group, Inc’s subsidiary, MRC Precision Metal Optics, is located in Sarasota, FL pursuant to a net lease expiring on August 31, 2010.  MRC Optics has the option of extending the lease for three additional two year periods through August 31, 2016, at fixed terms.

The facilities are adequate to meet current and future projected production requirements.

The total rent in 2008 for these leases was approximately $588,000 compared to $570,000 in 2007.  The Company also paid real estate taxes and insurance premiums that totaled approximately $179,000 in 2008 and $189,000 in 2007.

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

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2007 through the quarter ended December 31, 2008, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2008	2.80	1.40

Quarter ended September 30, 2008	3.25	1.45

Quarter ended June 30, 2008	4.20	2.90

Quarter ended March 31, 2008	4.60	3.51

Quarter ended December 31, 2007	4.49	2.50

Quarter ended September 30, 2007	2.87	2.00

Quarter ended June 30, 2007	2.30	1.55

Quarter ended March 31, 2007	1.75	1.30

As of March 27, 2009 the Company’s closing stock price was $ 1.50 per share.

b)           Shareholders

As of March 27, 2009, there were approximately 170 shareholders of record of Common Stock.  The number of shareholders of record of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.  As of the same date, the Company estimates that there are an additional 585 beneficial shareholders.

c)           Dividends

There was no common stock dividend paid in 2008.  In 2007 and 2006, the Company paid an annual dividend of 134,000 shares of Common Stock on its outstanding Series A and Series B convertible preferred stock, valued at the closing price on the dividend date.  The value of the dividend was $238,167 in 2007 and in $234,500 in 2006.

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

The Company historically has not historically paid cash dividends.  Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)           Recent Sales of Unregistered Securities

There were no sales of unregistered securities during 2008.

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
		For the Year Ended December 31,
	2008	2007	2006	2005	2004

Revenues	$16,301,209	$15,099,878	$13,921,127	$13,785,057	$9,221,857

Net income (loss)	1,098,421	1,880,081	772,266	(11,398)	(672,937)

Net income (loss) applicable to common shareholders	$1,098,421	$1,641,914	$537,766	$(145,398)	$(837,757)

Earnings per share
Basic earnings (loss) per share	0.10	0.19	0.07	(0.02)	(0.15)
Diluted earnings (loss) per share	0.08	0.13	0.06	(0.02)	(0.15)

Weighted average shares
Basic	10,902,061	8,609,822	7,572,637	7,218,244	5,710,354
Diluted	15,619,304	13,777,114	11,915,090	7,218,244	5,710,354

Common stock dividends on Preferred shares	—	238,167	234,500	134,000	164,820
Total assets	15,732,149	16,077,947	15,316,260	13,481,021	13,526,634
Long-term obligations	2,853,663	2,990,730	6,299,767	5,963,411	6,459,088
Shareholders’ equity	10,124,175	7,712,799	5,236,703	3,929,407	3,965,129

The Company completed the acquisition of the stock of MRC Precision Metal Optics, Inc. in mid-October 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Critical Accounting Policies

The Company’s significant accounting polices are described in Note 1 of the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing the Company’s financial statements, the Company made estimates and judgments that affect the results of its operations and the value of assets and liabilities the Company reports.  The Company’s actual results may differ from these estimates.

The Company believes that the following summarizes critical accounting polices that require significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

The Company records revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenues are recorded when all four of the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price is fixed or determinable; and collectability is reasonably assured.    Losses on contracts are recorded when identified.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debts history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.  Historically, the Company has experienced very few instances of uncollectible receivables and related bad debt write-offs.  For each of the past three years, the Company’s allowance for doubtful accounts has remained at $15,000.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost of manufactured goods includes material, labor and overhead.

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

Share-based compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)").

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

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2008		2007		2006
Category	Sales	%	Sales	%	Sales	%
	(In thousands)
Optical Components	$14,750	90	$13,410	89	$12,274	89
Laser Accessories	1,551	10	1,690	11	1,647	11
TOTAL	$16,301	100	$15,100	100	$13,921	100

The following table provides information on the Company’s sales to its major business sectors:

Market	2008		2007		2006
	(In thousands)
Defense/Aerospace	$10,329	(63)%	$9,456	(63)%	$9,048	(65)%
Process control & metrology	4,692	(29)%	3,760	(25)%	2,862	(20)%
Laser systems (non-military)	463	(3)%	932	(6)%	1,001	(7)%
Universities & National laboratories	203	(1)%	352	(2)%	502	(4)%
Other	614	(4)%	600	(4)%	508	(4)%
Total	$16,301	(100)%	$15,100	(100)%	$13,921	(100)%

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2008	2007	2006
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	70.5%	60.5%	67.4%
Gross profit margin	29.5%	39.5%	32.6%
Selling, general and administrative expenses	23.7%	23.6%	26.1%
Income from operations	5.9%	15.9%	6.6%
Net income	6.7%	12.5%	5.5%

Revenues

Total revenues were $16,301,000 in 2008, $15,100,000 in 2007 and $13,921,000 in 2006 reflecting the consolidated results from all three business units.  Revenues increased, by 8% in 2008 and 8.5% in 2007 while revenue growth in 2006 was relatively flat year over year.

Examining these results by customer industry sector:

Sales to the Defense/Aerospace sector continued its upward trend in 2008, increasing by 9.2% in dollar terms to $10,329,000 from $9,456,000 in 2007, although the percentage to total sales was approximately 63% for both years.  In 2007, sales rose 4.5% over sales of $9,048,000 in 2006.  In 2006, about 65% of total sales came from this industry sector.  In general, increased military spending on electro-optical systems and R&D over the last few years has boosted demand for the Company’s services in manufacturing custom products for its OEM customers.

Process Control and Metrology revenues were $4,692,000 in 2008, and related primarily to shipments for OEM customers involved in the manufacture of semiconductor tools, instruments, inventory management equipment and related products and markets.  This represented an increase of 24.8% over 2007 mainly reflecting increased shipments to one large OEM customer and increased sales resulting from the development of a new product, to another OEM customer.   In 2007, revenues for this sector showed an increase of 31.4% to $3,760,000, reflecting the addition of one new large OEM account during the year.  The optical and x-ray inspection segment of the semiconductor industry offers continued opportunities for expanding the Company’s capabilities in precision optics, crystal products, and X-ray monochrometers.

Revenues of $463,000 in the non-military Laser Systems sector fell by approximately 50% in 2008 from $932,000, following a 6.9% drop in 2007.  The decreases reflect the ongoing maturation of certain of the Company’s OEM products.  Sales in 2006 were $1,001,000.  Sales to this sector accounted for 3%, 6%, and 7% of total sales in 2008, 2007, and 2006, respectively.

Customers within the University and National Laboratories market sector accounted for less than 5% of total revenues in 2008, 2007 and 2006.  Sales to this sector have slowly trended lower over the last few years, reflecting the commoditization of certain crystal component categories that has taken place in the industry, as well as, increased internet buying by University researchers from Asian sources, and the maturation of certain legacy instruments.

Sales to customers in “Other” (i.e. non-separately classified) sectors were $614,000 in 2008, $600,000 in 2007 and $508,000 in 2006.  Sales in these sectors have accounted for approximately 4% of total sales in each of the past three years.

Bookings

The Company booked new orders totaling $13.0 million in 2008, down from $17.8 million in 2007 and $13.3 million in 2006.  The decline in 2008 was partly attributable to lower orders for legacy INRAD laser accessories and decreased demand for crystal components from one large customer.   Additionally, bookings in our MRC Optics business decreased from 2007 levels.  MRC had two large bookings near the end of 2007 which were scheduled to carry through 2008 and into 2009.  In the second half of 2008, MRC orders decreased as the impact of the economic downturn affected our commercial customer’s and they experienced a slowdown in their business activities and demand for our products.  This has carried over into the first quarter of 2009.

Bookings in 2008 for optical components in our Laser Optics business were comparable to 2007, in total.  However, the mix of 2008 bookings shifted as a large defense order from one OEM customer was partially offset by a decrease in our commercial business during the year.  New orders in 2007 increased significantly from 2006 due to increased demand for optical components, mainly in our Laser Optics and MRC Optics business units.  In particular, orders from one large INRAD customer in the Process Control and Metrology sector and one large Laser Optics OEM customer in the Defense/Aerospace sector contributed significantly to the increase in 2007 from 2006.  One large new Defense/Aerospace OEM was added in 2007 while orders from another declined by 50%.  Additionally, a large new OEM customer in the Process Control and Metrology sector was added in 2007.

The decline in new orders along with increased sales levels affected the Company’s backlog as of December 31, 2008 which decreased to $6.1 million, down from $9.4 million at December 31, 2007.  The 2007 year-end backlog, by comparison, was up around 35% from $7.0 million in 2006.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold was 70.5%, 60.5% and 67.4%, for the years ended December 31, 2008, 2007 and 2006, respectively.  In dollar terms, 2008 cost of goods sold was $11,487,000 up 25.7% from $9,141,000 in 2007.

Although approximately 8% of the increase is attributable to higher sales volumes, the major part of the increase is due to a number of other factors.  In particular material cost as a percentage of sales increased in 2008 due principally to a change in product/sales mix, including several new OEM products which were weighted towards a higher cost material content than in 2007.  Contributing to this was the conclusion of an agreement with one large OEM customer which included customer supplied materials in 2007 and early 2008 and the subsequent requirement for the Company to purchase material for ongoing orders, over the last nine months of 2008.  In addition, production problems during the year in our Florida operation resulted in higher than expected material costs from rework requirements.

Production labor costs, in dollar terms, rose by approximately 32% from 2007.  Increases in employment levels of production personnel to support higher sales volumes, contributed to the higher costs.  Also, as noted above, production issues in our MRC business unit, which affected material costs, also resulted in inefficiencies and excessive rework that negatively impacted labor and overhead costs throughout most of the year.  This also resulted in direct inventory write-offs and increased reserves against work in process during the year which totaled approximately $48,000 and $161,000, respectively.

In 2007, the cost of goods sold percent and the gross profit margin percentages improved with increasing sales levels, as fixed costs represent a major component of our total cost structure.  In addition, the cost of materials and outside services as a percentage of sales, increasing labor productivity, and decreasing fixed expenses contributed to improved profitability levels.  The cost of goods sold improved to 60.5% of sales compared to 67.4% in 2006.  Cost of goods sold was $9,141,000 compared with $9,377,000 in 2006, down $236,000 or 2.5%, while revenues increased 8.5%.  The reduction in the cost of goods sold percentage in 2007 was primarily a reflection of lower material costs as a percentage of revenues in 2007, and increased labor productivity on higher sales volume, while other manufacturing expenses as a percentage of sales improved by approximately 6%, reflecting continual expense control vigilance and the leveraging impact of increased volumes over certain fixed costs.

Material costs as a percentage of revenues decreased in 2007 by approximately 19% in comparison to the prior year, caused principally by an increase in shipments in the second half of custom products with customer furnished materials which carry no related material costs in cost-of-goods sold.  The lower material cost as a percentage of revenues in 2007 should not be viewed as a trend; rather it reflects the impact of a one-time contractual arrangement with an OEM customer for the second half of 2007 and the first quarter of 2008.  Total labor costs in 2007 were down 4.2% on the higher sales volume, resulting in a labor productivity improvement of 12%.

Gross margin in 2008 was $4,815,000 or 29.5% down from 2007 gross margin of $5,959,000 or 39.5%.  This compares with a gross margin of $4,544,000 or 32.6% in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of sales were $3,858,000 in 2008, up $296,000 or 8.3% from 2007 and represented 23.7% of sales in 2008 and 23.6% of sales in 2007. The increase resulted mainly from higher wage, recruitment and relocation costs related to new personnel during the year. In addition, higher sales travel and trade show expenses related to increased business development activity during the year. Travel expenses also rose as a result of more frequent travel by corporate staff between our operation centers in New Jersey and Florida.  Stock-based compensation expenses rose due to sign-on grants to new employees and the expense associated with fully vested stock option awards to the Company’s former CEO.  These were offset by reductions in commission expenses to independent sales agents and lower consulting costs.  Increases in SG&A salaries and wages reflected both annual SG&A pay increases as well as one-time living allowances paid to replacement sales staff brought on at the end of 2007.

Selling, general and administrative expenses in 2007 decreased in dollar terms from those in 2006 by $66,000, or 1.8%, while sales increased by 8.5%, resulting in a decrease in the 2007 SG&A cost as a percentage of sales.  SG&A expenditures in 2006 included non-recurring expenses that were incurred in connection with the investigation into misappropriation of Company funds for personal use by its former CFO, as we reported in our Form 8-K filed on June 26, 2006, and the resolution of this matter.  These included additional costs for legal advice, forensic consulting, temporary accounting assistance, and special meetings of the Audit Committee of the Board of Directors.  Increased expenses also resulted from recruitment costs incurred in connection with the Company’s search for its new CFO and assistant controller, and higher legal and accounting expenses related to day-to-day corporate matters.  The Company did not incur expenses of this nature in 2007, resulting in the decrease in overall SG&A expenses by comparison.

Operating Income

Operating income of $957,000 declined in 2008 from $2,397,000 in the previous year as a result of the increases in the Company’s cost of sales and lower margins related to production inefficiencies and increased labor and overhead costs in our MRC business unit, as well as a less profitable sales mix and higher selling, general and administrative costs.

Operating income in 2007 was $2,397,000, or 15.9% of sales, and in dollar terms up $1,481,000 or 161% from the prior year.  This compares favorably with a profit of $917,000, or 6.6% of sales in 2006, (up 156% over 2005), and operating income of $358,000, or 2.6% of sales in 2005.

Management believes that its efforts to increase profitability and to resolve production issues at MRC are having positive effects and remains focused on improving productivity throughout its operations.

Other Income and Expenses

Net interest expense of $170,000 in 2008 was down 34.8% from $261,000 in 2007.  Interest expense was $236,000 compared to $424,000 in 2007.  The reduction in net interest expense reflects the positive impact of the Company’s continued reduction in debt and long term notes and capital lease balances due to both scheduled amortization and accelerated principal re-payments, including the $1,700,000 subordinated convertible debt in the first quarter of 2008.  Interest income for 2008 was $66,000, down from $163,000 in 2007 as the result of lower cash balances available for investment during the year and reductions in bank interest rates on invested cash balances.

In 2007, interest income was $163,000 and $52,000 in 2006, respectively while interest expense was $424,000 in 2007, compared to $454,000 in the previous year.  The Company’s focus on pro-actively reducing debt levels resulted in a decrease of approximately $1,844,000 in debt principal during 2007.

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

Income Taxes

In 2008, the company recorded a current provision for state tax and federal alternative minimum tax of $100,000 and $5,000, respectively after the application of net operating losses of $523,000 against federal tax.  In 2007, the Company recorded income tax expense in the amount of $250,000 after utilizing net operating losses of approximately $2,700,000 to offset federal taxes payable.  In 2006, the Company recorded income tax expense of $21,000 after utilizing net operating losses of approximately $1,400,000 to offset federal income tax payable and $678,000 against state income tax payable.

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

At December 31, 2007, the Company had a net deferred tax asset of approximately $2,041,000, the primary component of which was net operating loss carry forwards.  Through December 31, 2007, the Company had established a valuation allowance to fully offset this deferred tax asset in the event the tax asset will not be realized in the future.  In accordance with SFAS 109, the Company has determined that based on a recent history of consistent earnings and future income projections, a full valuation allowance was no longer required.  Accordingly, during the year ended December 31, 2008, the Company reduced the valuation allowance and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $408,000 based on the effective federal tax rate of 34%.  This resulted in the Company recording a net benefit from income taxes of $303,000 after offsetting the deferred tax benefit against the current tax provision.  At December 31, 2008, the Company had net deferred tax asset balance of $2,141,000 offset by a valuation allowance of $1,733,000.

Net Income

Net income in 2008 was $1,098,000, down $782,000 from net income of $1,880,000.  In 2007 net income was $1,880,000, in up 144%  or $1,108,000 from the prior year’s net income of $772,000.

Net Income Applicable to Common Shareholders and Earnings per Common Share

Net income applicable to common shareholders, is arrived at after deducting the value of the stock dividends issued by the Company to the holders of its Series A and Series B convertible preferred stock. The dividend value is calculated by reference to the market price of the common shares on the dividend distribution date.  The number of common shares issued in settlement of the dividend is determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares.

In 2008, the Company did not pay common stock dividends as all Preferred Series A and B stock had been redeemed in the prior year.  In April of 2007 and 2006, the Company distributed common stock dividends valued at $238,200 and $234,500, respectively to the holders of its Series A and B convertible preferred stock.

In 2007, all of the shares of the Series A convertible preferred stock and approximately 98% of the shares of the Series B convertible preferred stock were converted by the preferred shareholders into 812,800 shares of the Company’s common stock.  The stock of the remaining holder of 50 shares of Series B convertible preferred stock was redeemed by the Company on the payment of $50,000, the liquidation value, plus an accrued stock dividend of $5,000.

As a result, net income applicable to common shareholders in 2008 was $1,098,000 or $0.10 per share basic and $0.08 per share diluted, compared to 2007 which was $1,642,000, or $0.19 per share basic and $0.13 per share diluted.  Net income applicable to common shareholders for the same period in 2006 was $538,000, and earnings per share were $0.07 basic and $0.06 diluted.

Liquidity and Capital Resources

The Company’s primary source of cash in recent years has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options, short-term borrowing, and issuance of common stock.  The Company’s major uses of cash in the past three years have been for capital expenditures and for repayment and servicing of outstanding debt.

Supplemental information pertaining to our source and use of cash is presented below:

Selected Sources (uses) of cash	Years ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operations	$548	$3,001	$2,672

Net Proceeds from issuance of common stock, exercise of stock options and warrants	1,064	395	113

Capital Expenditures	(785)	(247)	(987)

Principal payments on lease obligations	(47)	(196)	(250)

Net borrowing (payment) on debt obligations	(1,715)	(1,647)	373

In 2008 and 2007, the Company used excess cash in accelerating the repayment of debt, and focused on retiring its convertible preferred shares.  This initiative was undertaken to strengthen its balance sheet, and to have a positive impact on the Company’s financial position, financial flexibility, and financial results.

In March 2009, the maturity date of a $1,000,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”), a major shareholder and debt holder, was extended to April 1, 2011.  The note bears interest at 6% and was originally due in January 2006, extended to December 31, 2008 and subsequently again to April 1, 2009.  Interest accrues yearly and along with principal may be converted into common stock, (and/or securities convertible into common shares).  The Note is convertible into 1,000,000 Units consisting of 1,000,000 shares of common stock and warrants.  The warrants had an original expiration date of August 2009 and allowed the holder to acquire 750,000 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants under the conversion terms have been extended to April 1, 2014.

  In March of 2009, the maturity date of a $1,500,000 Subordinated Convertible Promissory Note bearing interest at 6% was extended to April 1, 2011.  The note was originally due in January 2006 and was subsequently extended to April 1, 2009.  Interest accrues yearly and along with principal may be converted into Common Stock, and/or securities convertible into Common Stock.  The note is convertible into 1,500,000 Units consisting of 1,500,000 shares of Common Stock and Warrants to acquire 1,125,000 shares of Common stock at a price of $1.35 per share up to August 2009. The original expiration date of warrants of August 2009 was extended to April 1, 2014. The holder of the note is a major shareholder of the Company.

On January 29, 2008, the Board of Directors authorized the repayment in full of a $1,700,000 Secured Promissory Note held by Clarex, including accrued interest of $477,444.  The note was originally issued in June 2003 for a period of 18 months at an interest rate of 6% per annum and was secured by all assets of the Company.  As additional consideration for the note, the Company issued 200,000 warrants to Clarex.  In 2004, the note was extended for an additional 36 months and the Company approved the issuance of 200,000 additional warrants to Clarex.  The initial and subsequent warrants were exercisable at $0.425 per share and $1.08 per share, respectively, and had an expiry date of March 31, 2008 and May 18, 2008.  The note was extended again, to December 31, 2008, without issuance of warrants or any other further consideration.

In March, 2008, Clarex elected to exercise the 200,000 warrants expiring on March 31, 2008 and the Company issued 200,000 shares of its commons stock for proceeds of $85,000.

In May, 2008, Clarex exercised the remaining 200,000 warrants set to expire on May 18, 2008 for $216,000 and the Company issued 200,000 shares of its common stock.

In December 2007, the Company repaid the outstanding balance of $554,600 principal and accrued interest of $1,740 of the original $700,000 loan from Clarex, retiring this debt.  The loan was originally issued in February 2006 to provide the Company with financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand. The terms called for repayment in equal monthly installments, including interest & principal, commencing March 2006, until maturity in March 2013 at an annual interest rate of 6.75% and allowed for early repayment.

On June 28, 2007, the Company accelerated payment of $500,000 on the outstanding balance of a $1,000,000 Subordinated Convertible Promissory Note and subsequently, on September 17, 2007, paid the remaining balance of principal and interest on this note, in full, in the amount of $697,000, consisting of $500,000 in remaining principal and $197,000 in accrued interest.  The Company originally received $1,000,000 in proceeds from the issuance of a Subordinated Convertible Promissory Note in 2004.  The note had an interest rate of 6% and was initially due on March 31, 2007, but its term was extended in early 2007 to March 31, 2008.  Interest accrued yearly and along with principal was convertible into Common Stock, (and/or securities convertible into common shares).  The note was convertible into 1,000,000 Units consisting of 1,000,000 shares of Common Stock and Warrants, exercisable through July 2009, to acquire 750,000 shares of Common Stock at a price of $1.35 per share.  The note holder was a major shareholder of the Company.

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

During 2004, the Company entered into an agreement with an investment banking firm to raise equity via a private placement of the Company’s common stock.  In July 2004, the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through August 2009, to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 276,675 Warrants were issued to Casimir Capital, LP, who was the placement agent for the private placement.  Casimir Capital earned commissions of $142,391 as the underwriter of this private placement.  This private placement resulted in net proceeds to the Company of approximately $1,173,000.  The funds were utilized in furtherance of the company’s M&A program, capital equipment purchases and to meet general working capital requirements.  The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing.

During 2008, a total of 518,635 warrants pursuant to the private placement were exercised by warrant holders.  A total of 375,520 warrants with a total exercise price of $507,000 were surrendered to the Company in exchange for the issuance of 375,250 shares of the Company’s common stock.  An additional 142,385 placement agent warrants were exercised using a cashless feature available for these warrants, in exchange for 89,702 shares of the Company’s common stock.

Capital expenditures for the year ended December 31, 2008 were $784,000 and included planned expenditures primarily for increased production capacity and capability in both our Sarasota, Florida and Northvale, New Jersey locations.  Offsetting the impact of capital expenditures on cash flows was the receipt of $10,000 from the sale of surplus manufacturing equipment during the second quarter of 2008.

This compares to capital expenditures in 2007 and 2006 of approximately $247,000 and $987,000, respectively.  In 2007, capital expenditures were primarily for replacement or refurbishment of manufacturing equipment and facility heating and ventilating equipment at the end of its useful life.  Capital expenditures in 2006 were used for the acquisition of manufacturing and test equipment and the build-up of tooling for new customer requirements.  In 2006, the major portion of capital additions represented a major purchase of manufacturing equipment required in the performance of certain specific contracts and to provide an increased capability and a stronger competitive position for the Company in high precision spherical and aspherical lens production.

During 2008, 182,000 stock options were exercised for proceeds of $285,000 and a weighted exercise price of $1.42 per share and converted into an equivalent number of shares of the Company’s common stock.  This compares with proceeds from the exercise of stock options of $445,000 in 2007, with 651,100 stock options exercised at a weighted average exercise price of approximately $0.68 per share.  By comparison, in 2006, proceeds from the exercise of stock options were $113,000 with 145,000 stock options exercised at a weighted average exercise price of $0.78 each and converted an equivalent number of shares of common stock.

For 2008, cash and cash equivalents decreased by $1,724,000 reflecting lower cash provided from operations and after cash used in investing activities for capital expenditures and increased cash used in financing activities related to the Company’s repayment of Convertible debt.  The company had certificates of deposit with terms greater than three months and showed these separately from cash and cash equivalents on the balance sheet.  For 2007, cash and cash equivalents increased by $1,318,000 to $4,396,000, after net cash outlays for debt repayments and redemptions of $1,697,000.  In 2006, cash and cash equivalents increased by $1,922,000, including net borrowing of $373,000.

A summary of the Company’s contractual cash obligations at December 31, 2008 is as follows:
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years
	(In thousands)
Convertible notes payable	2,500	—	2,500	—	—
Notes payable-other, including interest	667	154	69	46	398
Operating leases (1)	931	526	406	—	—
Total contractual cash obligations	$4,098	$680	$2,975	$46	$397

 (1)  Excludes all future lease renewal options available to Company and which have not yet been exercised.

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported net income of $1,098,000 in 2008, $1,880,000 in 2007, and $772,000 in 2006.  During 2008, 2007 and 2006, the Company’s working capital requirements were provided by positive cash flow from its operations.

Net cash provided by operations was $548,000 in 2008 as compared to $3,001,000 in 2007 and $2,672,000 in 2006.  Lower net income, after adjusting for non-cash deferred tax benefit of $408,000, increases in working capital requirements including higher accounts receivable (up $629,000), inventory (up $104,000 excluding reserves) and reductions in both accounts payable (down $581,000 primarily as a result of accrued interest paid on settlement of the convertible promissory note during the year) and customer advance reductions (down $414,000).   The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2009.

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

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 24 of the Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2008 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.                 Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on Page 24.

(a) (2)	Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 24..  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

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
4.2
Form of Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.3
Form of Placement Agent Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.4
Promissory Note Dated June 30, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.5
Subordinated Convertible Promissory Note dated April 1, 2004 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.6
Subordinated Convertible Promissory Note dated October 31, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.7
Subordinated Convertible Promissory Note dated December 31, 2002 held by Welland, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.8
Warrant dated March 31, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.9
Warrant dated May 19, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.10
Extension of Promissory Note dated February 15, 2008 originally issued to Clarex, Ltd. on October 31, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

4.11
Extension of Promissory Note dated February 15, 2008 originally issued to Welland, Ltd. on December 31, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

4.12	Subordinated Convertible Promissory Note dated April 1, 2009 held by Clarex, Ltd
4.13	Subordinated Convertible Promissory Note dated April 1, 2009 held by Welland, Ltd
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
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

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Joseph J. Rutherford
Joseph J. Rutherford
Chief Executive Officer

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ John C. Rich	Chairman of the Board	March 31, 2009
John C. Rich	of Directors

/s/ Luke P. LaValle, Jr.	Director	March 31, 2009
Luke P. LaValle, Jr.

/s/ Thomas H. Lenagh	Director	March 31, 2009
Thomas H. Lenagh

/s/ N.E. Rick Strandlund	Director	March 31, 2009
N.E. Rick Strandlund

/s/ Jan M. Winston	Director	March 31, 2009
Jan M. Winston

/s/ Joseph J. Rutherford	President, Chief	March 31, 2009
Joseph J. Rutherford	Executive Officer
and Director

/s/ William J. Foote	Vice-President, Chief Financial Officer	March 31, 2009
William J. Foote	and Secretary

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2008

CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statements of income for each of the three years in the period ended December 31, 2008

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2008

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2008

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm on Supplemental Information

Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photonic Products Group, Inc.
and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Holtz Rubenstein Reminick LLP

Melville, New York
March 30, 2009

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,672,087	$4,395,945
Certificates of deposit	800,000	—
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2008 and 2007)	2,810,602	2,181,859
Inventories, net	2,732,336	2,931,080
Other current assets	188,084	164,065
Total Current Assets	9,203,109	9,672,949
Plant and equipment:
Plant and equipment at cost	14,445,027	13,690,229
Less: Accumulated depreciation and amortization	(11,139,771)	(10,189,853)
Total plant and equipment	3,305,256	3,500,376
Precious Metals	112,851	112,851
Deferred Income Taxes	408,000	—
Goodwill	1,869,646	1,869,646
Intangible Assets, net of accumulated amortization	751,580	830,144
Other Assets	81,707	91,981
Total Assets	$15,732,149	$16,077,947

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -other	$136,892	$14,814
Accounts payable and accrued liabilities	2,160,665	2,741,966
Customer advances	456,754	870,550
Current obligations under capital leases	—	47,088
Related party secured note due within one year	—	1,700,000
Total Current Liabilities	2,754,311	5,374,418

Related Party Convertible Notes Payable	2,500,000	2,500,000
Notes Payable – Other, net of current portion	353,663	490,730
Total Liabilities	5,607,974	8,365,148

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares 11,230,678 issued at December 31, 2008 and 10,104,719 issued at December 31, 2007	112,306	101,046
Capital in excess of par value	16,622,466	15,320,771
Accumulated deficit	(6,595,647)	(7,694,068)
	10,139,125	7,727,749

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	10,124,175	7,712,799
Total Liabilities and Shareholders’ Equity	$15,732,149	$16,077,947

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
Revenues
Net sales	$16,301,209	$15,099,878	$13,921,127

Cost and expenses
Cost of goods sold	11,486,620	9,141,049	9,377,313
Selling, general and administrative expense	3,857,805	3,561,570	3,627,244
	15,344,425	12,702,619	13,004,557

Operating income	956,784	2,397,259	916,570

Other income (expense)
Interest expense, net	(170,476)	(261,327)	(402,154)
Gain on sale of fixed asset	9,113	—	—
Loss on sale of precious metals	—	(5,851)	—
Settlement of insurance claim	—	—	300,000
Other expense	—	—	(21,150)
	(161,363)	(267,178)	(123,304)

Income before income tax provision and preferred stock dividends	795,421	2,130,081	793,266

Income tax benefit (provision)	303,000	(250,000)	(21,000)

Net income	1,098,421	1,880,081	772,266

Preferred stock dividends	—	(238,167)	(234,500)

Net income applicable to common shareholders	$1,098,421	$1,641,914	$537,766

Net income per share - basic	$0.10	$0.19	$0.07

Net income per share - diluted	$0.08	$0.13	$0.06

Weighted average shares outstanding - basic	10,902,061	8,609,822	7,572,637

Weighted average shares outstanding – diluted	15,619,304	13,777,114	11,915,090

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock			Capital in				Total
	Common Stock		(Series A)		(Series B)			excess of			Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		par value	Deficit		Stock	Equity
Balance, December 31, 2005	7,287,398	$72,862	500	$500,000	2,100		$2,100,000	$11,145,243	$	(9,873,748)	$(14,950)	$3,929,407

401K contribution	144,836	1,448	—	—	—		—	149,053		—	—	150,501

Dividend on Preferred Stock	134,000	1,340	—	—	—		—	233,160		(234,500)	—	---

Issuance of common stock payable	174,800	1,760	—	—	—		—	152,252		—	—	154,012

Exercise of stock options	145,000	1,450	—	—	—		—	111,380		—	—	112,830

Cancellation of common stock	(3,960)	(40)	—	—	—		—	40		—	—	—

Cancellation of preferred stock	—	—	—	—	(18)		(18,000)	18,000		—	—	—

Share-based compensation expense								117,687				117,687

Net income for the year	—	—	—	—	—		—	—		772,266	—	772,266

Balance, December 31, 2006	7,882,074	78,820	500	500,000	2,082		2,082,000	$11,926,815		(9,335,982)	(14,950)	5,236,703

401K contribution	124,133	1,241	—	—	—		—	165,453		—	—	166,694

Dividend on preferred stock	134,612	1,346	—	—	—		—	236,821		(238,167)	—	—

Common stock issued on conversion of Series A Preferred stock	500,000	5,000	(500)	(500,000)	—		—	495,000		—	—	---

Common stock issued on exercise of options	651,100	6,511	—	—	—		—	438,736		—	—	445,247

Share-based compensation expense	—	---	—	—	—		—	34,074		—	—	34,074

Common stock issued on conversion of Series B Preferred Stock	812,800	8,128	—	—	(2,032)		(2,032,000)	2,023,872		—	—	—

Redemption of Series B Preferred Stock	—	—	—	—	(50)		(50,000)	---		—	—	(50,000)

Net income for the year	—	—	—	—	—		—			1,880,081	—	1,880,081

Balance, December 31, 2007	10,104,719	$101,046	—	$—	—	$		$15,320,771		$(7,694,068)	$(14,950)	$7,712,799

401K contribution	75,907	759	—	—	—		—	159,422		—	—	160,181

Common stock issued on exercise of options	185,100	1,851	—	—	—		—	254,919		—	—	256,770

Common stock issued on conversion of warrants	864,952	8,650	—	—	—		—	798,937		—	—	807,587

Share-based compensation expense	—	—	—	—	—		—	88,417		—	—	88,417

Net income for the year	—	—	—	—	—		—			1,098,421	—	1,098,421

Balance, December 31, 2008	11,230,678	$112,306	—	$—	—		$—	$16,622,466		$(6,595,647)	$(14,950)	$10,124,175

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,098,421	$1,880,081	$772,266

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059,741	1,119,887	1,099,003
Deferred income taxes	(408,000)	—	—
401K common stock contribution	160,180	166,694	150,501
Gain on sale of fixed asset	(9,113)	—	—
Loss on sale of precious metal	—	5,851	—
Stock-based compensation expense	88,417	34,074	117,687
Change in inventory reserve	302,511	163,391	102,817

Changes in operating assets and liabilities:
Accounts receivable	(628,743)	214,627	(130,552)
Inventories	(103,767)	(758,438)	(14,971)
Other current assets	(24,019)	12,522	(22,864)
Other assets	7,865	32,854	39,549
Accounts payable and accrued liabilities	(581,301)	246,568	222,718
Customer advances	(413,796)	(117,413)	335,699
Total adjustments	(550,025)	1,120,617	1,899,587
Net cash provided by operating activities	548,396	3,000,698	2,671,853

Cash flows from investing activities:
Purchase of certificates of deposit, net	(800,000)	—	—
Capital expenditures	(784,534)	(246,518)	(986,732)
Proceeds from sale of fixed assets	10,000	—	—
Proceeds from sale of precious metals	—	12,030	—
Net cash used in investing activities	(1,574,534)	(234,488)	(986,732)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,064,357	445,247	112,830
Proceeds from secured notes payable	—	—	700,000
Redemption of Series B Preferred shares	—	(50,000)	—
Principal payments of notes payable	(14,989)	(647,215)	(326,724)
Principal payments of convertible promissory notes	(1,700,000)	(1,000,000)	—
Principal payments of capital lease obligations	(47,088)	(196,349)	(249,738)
Net cash (used in) provided by financing activities	(697,720)	(1,448,317)	236,368

Net (decrease) increase in cash and cash equivalents	(1,723,859)	1,317,893	1,921,489

Cash and cash equivalents at beginning of the year	4,395,945	3,078,052	1,156,563

Cash and cash equivalents at end of the year	$2,672,087	$4,395,945	$3,078,052

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2008

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

c.	Cash and cash equivalents

The Company considers cash-on-hand and highly liquid investments with original maturity dates of three months or less at the date of purchase to be cash and cash equivalents. Investments with original maturity dates exceeding three months are separately disclosed on the Consolidate Balance Sheets and as cash flows from investing activities on the Consolidated Statements of Cash Flows.

d.	Accounts receivable

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

e.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost of manufactured goods includes material, labor and overhead.

The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow moving or discontinued.  Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

f.	Plant and Equipment

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

g.	Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No, 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Under FIN 48, the Company must also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties which the Company would include as a component of income tax expense.  For the years ended December 31, 2008 and 2007, the Company did not recognize any tax liabilities related to uncertain tax positions.

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

i.	Goodwill and Intangible assets

Acquired goodwill and intangible assets consist of goodwill of $1,870,000 and other acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology and trademarks that approximated $1,100,000.  Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.  Goodwill and intangible assets not subject to amortization are tested in December of each year for impairment, or more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The gross carrying amount of intangible assets as of December 31, 2008 and 2007 was $1,100,000, respectively.  Accumulated amortization related to intangible assets was $348,000 as of December 31, 2008 and $270,000 as of December 31, 2007.  Amortization expense was approximately $79,000 for the years ended December 31, 2008 and December 31, 2007, respectively.  Aggregate amortization for the five succeeding years from January 1, 2009 through December 31, 2013 is expected to be $395,000, accumulating at the rate of $79,000 per year.  The weighted average remaining life of the Company’s intangible assets is approximately 9.5 years.

There were no changes in the carrying amounts of goodwill, by acquisition, for the year ended December 31, 2008, which remained at $1,870,000

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$550	$(174)	$376
Completed technology	363	(115)	248
Trademarks	187	(59)	128

Total	$1,100	$(348)	$752

	At December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$550	$(135)	$415
Completed technology	363	(89)	274
Trademarks	187	(46)	141

Total	$1,100	$(270)	$830

j.	Stock-based compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)").

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

k.	Revenue recognition

The Company records revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenues are recorded when all four of the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price is fixed or determinable; and collectability is reasonably assured.  Losses on contracts are recorded when identified.

l.	Internal research and development costs

Internal research and development costs are charged to expense as incurred.

m.	Precious metals

Precious metals consist of various fixtures used in the high temperature crystal growth manufacturing process.  They are valued at the lower of cost or net realizable value, on a first-in, first-out basis.

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

Advertising costs included in selling, general and administrative expenses were $26,000, $29,000 and $27,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Advertising costs are charged to expense when the related services are incurred or related events take place.

p.	Statements of cash flows and non-cash transactions

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months, or less, to be cash equivalents.

Interest paid during the years ended December 31, 2008, 2007 and 2006 was $508,000, $298,000 and $116,000, respectively.

Income taxes paid were$ 408,000 in 2008, $69,000 in 2007 and $7,000 in 2006.

In 2007, non-cash financing transactions resulting from the exchange of Series A convertible preferred stock in exchange for common shares amounted to $500,000 and the exchange of Series B convertible preferred stock for common stock amounted to $2,032,000.

There were no adjustments to goodwill in 2008, 2007 or 2006.

q.	Concentration of risk

The Company invests its excess cash in certificates of deposits with major financial institutions.  Generally, the investments range over a variety of maturity dates usually, within three to nine months, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

The concentration of credit risk in the Company’s accounts receivable is mitigated by the Company’s credit evaluation process, familiarity with its small base of recurring customers and reasonably short collection terms and the geographical dispersion of revenue.  The Company generally does not require collateral but, in some cases, the Company negotiates cash advances prior to the undertaking of the work.  These cash advances are recorded as current liabilities on the balance sheet until corresponding revenues are realized.

The Company utilizes many relatively uncommon materials and compounds to manufacture its products.  Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

For the year ended December 31, 2008, seven customer accounts represented in the aggregate 68% of total revenues, and three customers accounted for 44% of revenues.  These three customers each represented 22%, 13% and 10.0% of sales, respectively.  Since we are a supplier of custom manufactured components to OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts could have a material adverse effect on business, our results of operations, and our financial condition.

r.	Net income per common share

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

	Years ended December 31,
	2008	2007	2006
Numerators

Net income applicable to common shareholders - basic	$1,098,421	$1,641,914	$537,766
Interest on Convertible Debt	150,000	188,096	210,000
Net income applicable to common shareholders - diluted	$1,248,421	$1,830,010	$747,766

Denominators

Weighed average shares outstanding-Basic	10,902,061	8,609,822	7,572,637
Convertible Debt	2,500,000	3,102,740	3,500,000
Warrants	1,615,417	1,585,206	287,353
Stock options	594,972	479,346	555,100
Restricted stock units	6,854	—	—
Weighted average shares outstanding - diluted	15,619,304	13,777,114	11,915,090

Net income per common share – basic	$0.10	$0.19	$0.07
Net income per common share — diluted	$0.08	$0.13	$0.06

s.	Shipping and handling costs

The Company has included net of freight charge recovered from customers as a component of selling, general and administrative expenses that amounted to $27,000 in 2008, $36,000 in 2007 and $27,000 in 2006.  When applicable the Company bills its customers for freight costs.

t.	Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company prospectively adopted the effective provisions of SFAS No. 157 on January 1, 2008, as required for financial assets and liabilities. The adoption has not had a material impact on the Company’s 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company.  The Company did not make a fair value election pursuant to this standard at the effective date and, as such, the adoption of SFAS No. had no effect on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) will significantly change the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company. The implementation of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s 2009 consolidated financial statements. However, the determination of fair value for purposes of accounting for business combinations and for conducting  periodic assessments of goodwill and other long-lived assets for impairment will be made using the definition of fair value prescribed by SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on its 2009 consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Useful lives assigned to intangible assets acquired after this date will be based on the guidance contained in FSP No. 142-3. The Company’s adoption of FSP No. 142-3 is not expected to have a material impact on its 2009 consolidated financial statements.

2.         Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of $1,315,000 for 2008 and $1,012,000 for 2007, respectively:
	December 31,
	2008	2007
	(In thousands)
Raw materials	$1,169	$1,216
Work in process, including manufactured parts and components	1,117	1,082
Finished goods	446	633
	$2,732	$2,931

The December 31, 2007 inventory balances have been reclassified to conform to the basis of presentation adopted this year.

3.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2008	2007
	(In thousands)
Office and computer equipment	$1,274	$1,164
Machinery and equipment	11,127	10,550
Leasehold improvements	2,044	1,976
	14,445	13,690
Less accumulated depreciation and amortization	11,140	10,190
	$3,305	$3,500

4.         Related Party Transactions

In March 2009, the maturity date of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”), a major shareholder and debt holder, was extended to April 1, 2011.  The note bears interest at 6% and was originally due in January 2006, extended to December 31, 2008 and subsequently again to April 1, 2009.  Interest accrues yearly and along with principal may be converted into securities of the Company as follows:  The Note is convertible in the aggregate into 1,500,000 Units with each unit consisting of one share of common stock and one warrant.  The warrants had an original expiration date of August 2009 and each warrant allowed the holder to acquire 0.75 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants under the conversion terms has been extended to April 1, 2014.

In March 2009, the maturity date of a $1,000,000 Subordinated Convertible Promissory Note bearing interest at 6% was extended to April 1, 2011.  The note was originally due in January 2006 and was subsequently extended to April 1, 2009.  Interest accrues yearly and along with principal may be converted into securities of the Company as follows:  The Note is convertible in the aggregate into 1,000,000 Units with each unit consisting of one share of common stock and one warrant.  The warrants had an original expiration date of August 2009 and each warrant allowed the holder to acquire 0.75 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants under the conversion terms has been extended to April 1, 2014.  The holder of the note is an affiliate of Clarex.

In January 2008, the Company repaid in full a $1,700,000 Secured Promissory Note held by Clarex, including accrued interest of $477,444.

In March, 2008, Clarex elected to exercise the 200,000 warrants expiring on March 31, 2008 and the Company issued 200,000 shares of its commons stock for proceeds of $85,000.

In May, 2008, Clarex exercised the remaining 200,000 warrants set to expire on May 18, 2008 for $216,000 and the Company issued 200,000 shares of its common stock.

During 2007, the Company accelerated repayment of the outstanding balance of a secured promissory note dated February 13, 2006 for $700,000 due to Clarex.  The payment consisted of $554,607 in principal plus accrued interest of $1,744.  The note was pursuant to a financing arrangement with Clarex to fund the Company’s acquisition of capital assets needed to capture new business opportunities.  The funds were originally received in February 2006 and the Company issued the secured note which called for monthly installments over a term of seven years with interest at 6.75%.

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

5.         Notes Payable - Other

As part of the purchase price of MRC on October 19, 2004, a $175,000 Note was issued to the sole shareholder of the acquired company.  The note bears interest at the rate of 6% per annum and is payable annually on the anniversary of the closing date.  Under the terms of the note, $50,000 of the note amount was repaid on October 19, 2006.  The remaining $125,000 balance of the note along with any accrued unpaid interest is due on June 1, 2009. The outstanding principal is included with the current portion of notes payable-other.  Three additional notes, totaling $295,725, were assumed from note holders of MRC subsequent to its acquisition.  The notes had interest rates ranging from 6.0% to 10.5% and were payable from 2 to 4 years.  In 2005, two of the notes totaling $199,525 were exchanged for two notes totaling $125,000, 80,000 shares of common stock of the Company and 60,000 warrants exercisable for 60,000 shares of common stock at $1.35 per share.  The warrants expire in 2011.  Two of the three additional notes were paid in full in 2006.  The remaining note will be fully paid in 2009. A note payable to the U.S. Small Business Administration was also assumed by the Company.  The note in the amount of $362,663 bears interest at the rate of 4.0% and is due in 2032.

Notes payable - Other consist of the following:

	December 31,
	2008	2007
Notes payable - Other, payable in aggregate monthly installments of approximately $2,500, except for a note with a once yearly payment of interest of $60,500, and bearing interest at rates ranging from 4.0% to 6.0% and expiring at various dates up to April 2032.	$490,555	$505,544
Less current portion	136,892	14,814
Long-term debt, excluding current portion	$353,663	$490,730

Notes payable other, mature as follows:

2009	$136,892
2010	9,600
2011	10,000
2012	10,400
2013	10,900
Thereafter	312,763
$490,555

6.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2008	2007
Trade accounts payable and accrued purchases	$575,157	$635,529
Accrued vacation	388,639	326,998
Accrued payroll	149,794	85,179
Accrued interest	826,849	1,135,377
Accrued payroll tax payable	9,113	6,532
Accrued bonus	81,000	177,000
Accrued commission payable	250	3,229
State and Federal income tax (prepaid) payable	(91,768)	177,212
Accrued 401K common stock contribution	53,468	61,221
Accrued expenses – other	168,163	133,689
	$2,160,655	$2,741,966

7.         Capital Lease Obligations

All of the Company’s capital lease obligations were fully satisfied in 2008.

8.         Income Taxes

The Company’s income tax benefit (provision) consists of the following:

	Years Ended
	December 31,
	2008	2007	2006

Current:
Federal provision	$(5,000)	$(50,000)	$—
State provision	(100,000)	(200,000)	(21,000)
Deferred:
Federal tax benefit	408,000	—	—
State	—	—	—

Total	$303,000	$(250,000)	$(21,000)

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Year Ended
	December 31,
	2008		2007	2006
Federal statutory rate	34.0%		34.0%	34.0%
Net operating loss carryforward - Federal	(34.0)		(34.0)	(34.0)
Federal AMT	0.6		2.3	—
Expected tax benefit of net operating loss carry forwards	(51.3)
State tax provision	12.6		9.4	9.0
Net Operating Loss carry forward - State	—		—	(5.5)
Allowable state manufacturing credit	—		—	(0.9)
Effective income tax rate	(38.1	) %	11.7%	2.6%

At December 31, 2008, the Company has Federal and State net operating loss carry forwards for tax purposes of approximately $5,418,000 and $636,000, respectively.  The tax loss carry forwards expire at various dates through 2028.

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

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2008	2007

Inventory reserves	$410,000	$344,000
Accrued Vacation	133,000	111,000
Section 263A adjustment	—	1,000
Depreciation	(280,000)	(256,000)
Loss carry forwards	1,878,000	1,841,000
Gross deferred tax assets	2,141,000	2,041,000
Valuation allowance	(1,733,000)	(2,041,000)
Net deferred tax asset	$408,000	$—

SFAS No. 109 “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.  The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, a valuation allowance is recorded against its deferred tax assets. The Company considers its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.  As a result, in 2008, the Company adjusted its valuation allowance to reflect the realization of deferred tax assets of $1.2 million, as reflected in the effective tax rate.
The remaining portion of the Company’s valuation allowance as of December 31, 2008 will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

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

The Company's results for the years ended December 31, 2008, 2007 and 2006 include stock-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $47,000, $34,000 and $118,000, respectively.  Such amounts have been included in the Consolidated Statements of Income within cost of goods sold ($8,000 for 2008, $8,000 for 2007 and $31,000 for 2006), and selling, general and administrative expenses ($39,000 for 2008, $26,000 for 2007 and $87,000).  No income tax benefit has been recognized in the income statement due to the Company’s history of operating losses.

As of December 31, 2008, 2007 and 2006, there were $17,000, $52,300 and $56,600 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.1 years, 2.1 years and 2.3 years, respectively.

The Company did not issue any stock options during 2008.  The weighted average estimated fair value of stock options granted in the previous two years ended December 31, 2007 and 2006 was $1.47 and $1.46, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company follows guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2008, 2007 and 2006:

	Years Ended
	December 31,
	2008	2007	2006
Dividend yield	—%	0.00%	0.00%
Volatility	—%	144.9%	121.1%
Risk-free interest rate	—%	4.7%	5.2%
Expected life	—	10 years	10 years

c.	Stock Option Activity

No stock options were granted in 2008.  The Company granted 29,039 stock options during the year ended December 31, 2007 at an exercise price of $1.50, which was equal to the closing market price on the date of the grant.  The Company granted 77,200 options during the year ended December 31, 2006 at exercise prices ranging between $1.50 and $1.75, which was equal to the closing market price on the date of each grant.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a) (in thousands)
Outstanding as of January 1, 2006	2,199,800	$1.16
Granted	77,200	1.53
Exercised	(145,000)	0.78		$129,000
Forfeited	(252,300)	1.11
Outstanding as of December 31, 2006	1,879,700	$1.25	4.6	$789,000
Granted	29,039	1.98
Exercised	(651,100)	0.68		$2,159,000
Forfeited	(29,000)	1.98
Outstanding as of December 31, 2007	1,228,639	$1.52	4.0	$3,049,000
Granted	—	—
Exercised	(182,000)	1.42		$60,000
Forfeited	(16,500)	3.25
Outstanding as of December 31, 2008	1,030,139	1.50	3.9	$161,000

Exercisable as of December 31, 2006	1,728,276	1.28	4.4	$674,000
Exercisable as of December 31, 2007	1,171,855	1.52	3.8	$2,906,000
Exercisable as of December 31, 2008	996,919	1.50	2.8	$253,000

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2008, 2007 and 2006 exceeds the exercise prices of the respective options.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2008.
Non-vested Options	Options	Weighted-Average Grant- Date Fair Value
Non-vested - January 1, 2008	56,784	$1.48
Granted	—	—
Vested	(23,564)	$1.48
Forfeited	—	—
Non-vested – December 31, 2008	33,220	$1.48

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006, was $35,000, $71,000 and $101,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:
	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $2.00	957,539	6.1	$1.32	1,099,255	$1.31
$3.25 - $5.00	72,600	2.1	$3.48	72,600	$2.98

(1)   There were no outstanding options with an exercise price between $2.01 and $3.24.

d.	Restricted Stock Unit Awards

During 2008, the Company granted 23,500 restricted stock units under the 2000 Performance Share Program with a fair market value of $85,300 based on the closing market price of the Company’s stock on the grant date.  In December 2007, the Company granted 12,000 restricted stock units to one individual under the 2000 Performance Share Program with a fair market value of $48,000 based on the closing market price of the Company’s stock on the grant date.  These grants vest over a three year period contingent on continued employment over the vesting period.  There were no previous grants of restricted stock units under this plan.  The company recognized related stock compensation expense of $41,000 ($5,000 in Cost of Goods Sold and $36,000 in Selling, General and Administrative expenses) in 2008 and $0 in 2007.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2007	—	—

Granted	12,000	4.00
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2007	12,000	4.00
Granted	23,500	3.63
Vested	(4,000)	4.00
Forfeited	—	—
Outstanding as of December 31, 2008	31,500	3.72

The total fair value of restricted stock units which vested during 2008 was $6,600 as of the vesting date.

10.	Commitments

a.	Lease commitment

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease.  On November 1, 2008, the lease was renewed for a two year term to October 31, 2010, at substantially the same terms.  The Company has options to renew the Northvale lease for two additional two year terms running through October 21, 2012, with fixed terms.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006.  During 2006, MRC Optics negotiated terms for the renewal of the lease until August 31, 2008.  In 2008, the Company elected to extend the lease until August 31, 2010 and has the option of three additional two year renewal periods through August 31, 2016.

The Company‘s total rental expense was approximately $588,000, $570,000 and $549,000 in 2008, 2007 and 2006, respectively, and real estate taxes and insurance were $179,000, $189,000, and $156,000 in 2008, 2007 and 2006, respectively.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods are $526,000 for 2009 and $406,000 for 2010.

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

In 2008, the Company matched employee contributions in the amount of $179,068 contributed in the form of 66,469 shares of the Company’s common stock, which were distributed in February 2009.  In 2007, the Company matched employee contributions in the amount of $160,181 contributed in the form of 75,907 shares of the Company’s common stock, distributed in March 2008.  The Company contributed $166,694 in the form of 124,133 shares of the Company’s common stock distributed in March 2007. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

c.	Employment agreements

The Company is not party to any employment agreements as of December 31, 2008

11.	Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2008		2007		2006
Category	Sales	%	Sales	%	Sales	%
Optical Components	$14,750,000	90	$13,410,000	89	$12,274,000	88
Laser Accessories	1,551,000	10	1,690,000	11	1,647,000	12
TOTAL	$16,301,000	100	$15,100,000	100	$13,921,000	100

The Company’s export sales, are primarily to customers in countries within Europe, the Near East and Japan, and amounted to 5.2%, 9.5%, and 8.7% of product sales in 2008, 2007 and 2006, respectively. In 2008, sales to these markets, which are mainly through independent distributors, decreased from the two previous year's.

In 2008, the Company had sales to two major domestic customers which accounted for 21.6% and 13.0% of sales.  One customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.  The second customer is in the process control and metrology industry.  In 2007, two domestic customers accounted for 19.0% and 13.5% of sales.  Both customers were electro-optical systems divisions of major U.S defense industry corporations.  In 2006, the same two domestic customers accounted for 15%, 16% of sales.  One customer in the Defense/Aerospace sector has represented the highest percentage of sales for the past three years.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

12.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2008, are as follows:

1991 Stock option plan	105,000
2000 Equity compensation plan	6,000,000
Convertible preferred stock	—
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
Warrants outstanding	1,003,790

b.	Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series.  The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

The Company had no shares of preferred stock issued and outstanding as of December 31, 2008.

In 2007, the Series A preferred stock consisting of 500 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $1.00 per share was converted into 500,000 common shares of the Company’s stock in April 2007.

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

There were no common stock dividends for the year ended December 31, 2008.  For the years ended December 31, 2007 and 2006, the Company paid a common stock dividend on preferred stock of 134,612 and 134,000 common shares for each year equal to $238,167 and $234,500 at the closing market price of the common shares on the issue date, respectively.

c.	Warrants

Warrants outstanding expire from July 2009 to May 2010 as per the below schedule:

Shares	Exercisable through	Exercise Price	Fair Value
943,790	July 2009	$1.35	$1.29
60,000	May 2010	$1.35	$1.31

13.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2008 approximates fair value.

14.	Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2008	First	Second	Third	Fourth

Net sales	4,164,248	4,007,412	3,802,935	4,326,614
Gross profit	1,501,593	1,219,202	1,065,424	1,028,370
Net Income	491,200	294,017	169,120	144,084
Net Income per share - Basic	0.05	0.03	0.02	0.01
Net Income per share - Diluted	0.03	0.02	0.01	0.01

Year 2007	First	Second	Third	Fourth

Net sales	$3,540,874	$3,678,796	$3,837,660	$4,042,548
Gross profit	1,381,500	1,393,238	815,825	1,368,266
Net Income	434,860	396,488	797,413	251,320
Net Income per share - Basic	0.06	0.02	0.09	0.03
Net Income per share - Diluted	0.04	0.02	0.06	0.02

Year 2006	First	Second	Third	Fourth

Net sales	$3,662,776	$3,531,420	$3,049,333	$3,677,598
Gross profit	1,187,617	1,121,216	882,936	1,352,045
Net Income	201,653	6,839	173,000	390,774
Net Income (loss) per share - Basic	0.03	(0.03)	0.02	0.05
Net Income (loss) per share - Diluted	0.02	(0.03)	0.02	0.04

Report of Independent Registered Public Accounting Firm on Supplemental Information

Board of Directors and Shareholders
Photonic Products Group, Inc.
and Subsidiaries
Northvale, New Jersey

The audits referred to in our report relating to the consolidated financial statements of Photonic Products Group, Inc. and Subsidiaries which is contained in Item 8 in the Form 10-K, include the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended December 31, 2008, 2007 and 2006.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Holtz Rubenstein Reminick LLP

March 30, 2009
Melville, NY

Schedule II –Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Acquired Balance	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2008	$15,000	—	—		—	$15,000
Year ended December 31, 2007	$15,000			$		$15,000
Year Ended December 31, 2006	$15,000	—	—		—	$15,000