Form 10-Q
period 2009-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2009-05-12
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ The Registrant is not yet subject to this requirement.

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

Yes    ☐   No    ☒

Common shares of stock outstanding as of May 10, 2009:

11,297,866 shares

Photonic Products Group, Inc. and Subsidiaries

INDEX

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,941,545	$2,672,087
Certificates of deposit	807,738	800,000
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2009 and 2008)	1,796,072	2,810,602
Inventories, net	2,639,186	2,732,336
Other current assets	259,153	188,084
Total current assets	8,443,694	9,203,109
Plant and equipment:
Plant and equipment, at cost	14,482,251	14,445,027
Less: Accumulated depreciation and amortization	(11,372,620)	(11,139,771)
Total plant and equipment	3,109,631	3,305,526
Precious Metals	157,443	112,851
Deferred Income Taxes	644,000	408,000
Goodwill	1,869,646	1,869,646
Intangible Assets, net	731,939	751,580
Other Assets	47,852	81,707

Total Assets	$15,004,205	$15,732,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable –other	$135,165	$136,892
Accounts payable and accrued liabilities	1,674,821	2,160,665
Customer advances	331,309	456,754
Total current liabilities	2,141,295	2,754,311

Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes	351,467	353,663
Total liabilities	4,992,762	5,607,974

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,302,466 shares issued at March 31, 2009 and 11,230,678 issued at December 31, 2008	113,023	112,306
Capital in excess of par value	16,823,426	16,622,466
Accumulated deficit	(6,910,056)	(6,595,647)
	10,026,393	10,139,125
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	10,011,443	10,124,175

Total Liabilities and Shareholders’ Equity	$15,004,205	$15,732,149

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Total Revenue	$2,815,097	$4,164,248

Cost and Expenses:
Cost of goods sold	2,433,410	2,662,655
Selling, general and administrative expenses	907,079	986,813
	3,340,489	3,649,468

Operating (loss) income	(525,392)	514,780

Other income (expense):
Interest expense—net	(32,388)	(75,580)
Gain on sale of precious metals	7,371	—
	(25,017)	(75,580)

Net (loss) income before income taxes	(550,409)	439,200

Benefit from income taxes	236,000	52,000

Net (loss) income	$(314,409)	$491,200

Net (loss) income per common share — basic	$(0.03)	$0.05

Net (loss) income per common share — diluted	$(0.03)	$0.03

Weighted average common shares outstanding— basic	11,260,199	10,535,075

Weighted average common shares outstanding— diluted	11,260,199	15,862,817

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(314,409)	$491,200

Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	252,490	270,188
401(K) common stock contribution	179,068	160,181
Gain on sale of precious metals	(7,371)	—
Deferred income taxes	(236,000)	(102,000)
Stock based compensation	23,595	18,573
Changes in operating assets and liabilities:
Accounts receivable	1,014,530	(184,226)
Inventories, net	93,150	(363,989)
Other current assets	(71,069)	(32,326)
Other assets	33,855	36,721
Accounts payable and accrued liabilities	(485,844)	(217,335)
Customer advances	(125,445)	(300,011)
Total adjustments	670,959	(714,224)
Net cash provided by (used in) operating activities	356,550	(223,024)

Cash flows from investing activities:
Capital expenditures	(37,224)	(186,363)
Purchase of precious metals	(53,538)	—
Purchase of certificate of deposit, net	(7,738)	—
Proceeds from sale of precious metals	16,317	—
Net cash (used in) investing activities	(82,183)	(186,363)

Cash flows from financing activities:
Redemption of restricted stock units	(986)	—
Proceeds from issuance of common stock	—	139,580
Exercise of warrants	—	591,587
Principal payment of convertible note payable	—	(1,700,000)
Principal payments of other notes payable	(3,923)	(3,699)
Principal payments of capital lease obligations	—	(22,006)
Net cash used in financing activities	(4,909)	(994,538)

Net increase (decrease) in cash and cash equivalents	269,458	(1,403,925)

Cash and cash equivalents at beginning of period	2,672,087	4,395,945

Cash and cash equivalents at end of period	$2,941,545	$2,992,020

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,596	$482,860
Income taxes paid	$50,000	$10,000

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. and Subsidiaries (the "Company") reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2007 and for the years then ended and notes thereto included in the Company’s report on Form 10-K filed with the Securities and Exchange Commission.

Cash and cash equivalents

The Company considers cash-on-hand and highly liquid investments with original maturity dates of three months or less at the date of purchase to be cash and cash equivalents.  Investments with original maturity dates exceeding three months are separately disclosed on the consolidated balance sheets and as cash flows from investing activities on the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market.  Cost of manufactured goods includes material, labor and overhead.  The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued.  Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$1,027	$1,169
Work in process, including manufactured parts and components	1,117	1,117
Finished goods	495	446
	$2,639	$2,732

Income Taxes

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

The Company recorded a current provision of $53,000 for estimated state and federal alternative minimum tax, in accordance with SFAS No. 109, for the three months ended March 31, 2009.  In addition, the company reduced its deferred tax asset valuation allowance and recognized a deferred tax benefit of $289,000.  This resulted in a net benefit of $236,000 after offsetting the tax benefit against the deferred tax liability.

For the three months ended March 31, 2008, the Company recorded a current tax provision of $50,000 for estimated state and federal alternative minimum tax liabilities.  In addition, the company recognized a deferred tax benefit of $102,000.  This resulted in a net benefit of $52,000 after offsetting the tax benefit against the current tax provision.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Under FIN 48, the Company must also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties which the Company would include as a component of income tax expense.  For the three months ended March 31, 2009 and 2008, the Company did not recognize any tax liabilities related to uncertain tax positions.

Net (Loss) Income per Common Share

The basic net (loss) income per common share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, unvested restricted stock grants, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.  For the three month periods ended March 31, 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount		Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(314,409)	11,260,199	$(0.03	) )	$491,200	10,535,075	$0.05
Effect of dilutive securities:
Convertible Debt	—	—			37,500	2,500,000
Warrants	—	—			—	2,089,502
Options and stock grants	—	—			—	738,240
Diluted Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(314,409)	11,260,199	$(0.03)		$528,700	15,862,817	$0.03

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment.

Under the fair value recognition provision of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures, is amortized over the requisite service period of the award, which is generally the vesting period.

Recently Adopted Accounting Pronouncements and Updates

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

SFAS 141(R) also includes a substantial number of new disclosure requirements.  Company adopted SFAS 141(R) on January 1, 2009 and will apply it prospectively to business combinations for which the acquisition date is on or after this date.  The adoption of SFAS 141(R) will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon the type and structure of any acquisitions that it may make in the future.

The FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” in December 2007 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  Statement 160 is effective for the Company as of January 1, 2009.  The Company adopted the disclosure provisions of SFAS No. 160 but the information regarding non-controlling interests in a subsidiary is immaterial to the 2009 consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157.  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions.  FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company.  The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities but it is not expected to have a material impact on the Company’s 2009 consolidated financial statements.  However, the determination of fair value for purposes of accounting for business combinations and for conducting  periodic assessments of goodwill and other long-lived assets for impairment will be made using the definition of fair value prescribed by SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 on January 1, 2009 but does not expect it to have a material impact on its 2009 consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S.  generally accepted accounting principles.  The Company adopted FSP No. 142-3 on January 1, 2009 but does not expect it to have a material impact on its 2009 consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FSP EITF 03-6-1.  The Company determined the adoption of FSP EITF 03-6-1 will not have a material impact on its 2009 consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The Company adopted EITF issue 07-5 in the first quarter of 2009.  The adoption of EITF 07-5 did not have a material impact on the Company’s 2009 consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities by requiring a company to assess whether it is probable that it will not be able to recover the cost basis of a security utilizing several factors, including the length of time and the extent to which fair value has been less than the cost basis, adverse conditions related to a particular security and volatility of a particular security.  FSP FAS 115-2 and FAS 124-2 also requires that an other-than-temporary impairment charge for debt securities be recorded in earnings if it is more-likely-than-not that the entity will sell or be required to sell a security before anticipated recovery of the cost basis.  In addition, if any portion of a decline in fair value below the cost basis of a security is related to credit losses, such amount should be recorded in earnings.  Lastly, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to all interim and annual periods.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly.  Such disclosures include the fair value of all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company does not anticipate the adoption of these statements to materially affect the current disclosures.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	2000 Equity Compensation Program

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

b)	Stock Option Expense

The Company's results for the three months ended March 31, 2009 and 2008 include share-based compensation expense for stock option grants, as required by SFAS 123(R), totaling $12,487 and $8,733, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,440 ($2,076 for 2008), and selling, general and administrative expenses in the amount of $11,047 ($6,657 for 2008).

As of March 31, 2009 and 2008, there were $117,695 and $26,088 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.8 years and 1.3 years, respectively.

The fair value of option grants used to determine the stock option expense is estimated using the Black-Scholes option pricing model, as of the date of the grant.  The Company follows guidance under SFAS 123(R) when reviewing and updating its assumptions.  Expected volatility is based upon the historical volatility of the Company’s stock and other contributing factors.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Expected Dividend yield	0.00%	—%
Expected Volatility	180%	—%
Risk-free interest rate	2.5%	—%
Expected term	8 -10 years	—

The Company did not grant any stock options during the three months ended March 31, 2008.

c.	Stock Option Activity

For the three month period ended March 31, 2009, there were 72,584 options granted with a weighted average estimated fair value of $1.72 and a weighted average exercise price of $1.75, which was equal to the closing market price on the date of the grant.  Of these grants, 7,742 stock options had a term of 3 years and vested as of the grant date.

The following table represents our stock options granted, exercised, and forfeited during the three month period ended March 31, 2009.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,030,139	$1.50	3.9	$161,000
Granted	72,584	1.75
Exercised	—	—
Expired	(25,000)	1.00
Outstanding at March 31, 2009	1,077,723	$1.53	3.5	$349,987

Exercisable at March 31, 2009	1,003,212	$1.51	3.0	$340,118

The following table represents non-vested stock options granted, vested, and forfeited for the three months ended March 31, 2009.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2009	33,220	$1.48
Granted	72,584	$1.72
Vested	31,293	$1.50
Expired	—	—
Non-vested – March 31, 2009	74,511	$1.70

The total fair value of options vested during the three months ended March 31, 2009 and 2008 was $46,900 and $35,000, respectively.

d.	Restricted Stock Unit Awards

The Company's results for the three months ended March 31, 2009 include stock-based compensation expense of $11,108 for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,333 and in selling, general and administrative expenses in the amount of $9,775.  There were no grants of restricted stock units under this plan during the three months ended March 31, 2009.

For the three months ended March 31, 2008, the Company’s results include stock-based compensation expense of $9,840 for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,340 and in selling, general and administrative expenses in the amount of $8,500.  In the corresponding period, the Company granted 17,500 restricted stock unit awards with a fair value of $70,000 based on the closing market price of the Company’s common stock, on the grant date.

Restricted stock unit awards vest over a three year period contingent on continued employment or service over the vesting period.

A summary of the Company’s non-vested restricted stock units at March 31, 2009 is presented below:

	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
Non-vested - January 1, 2009	31,500	$3.72
Granted	—	—
Vested	5,838	$4.00
Forfeited	—	—
Non-vested – March 31, 2009	25,662	$3.66

NOTE 3- WORK-FORCE REDUCTION

During the three month period ended March 31, 2009, the Company reduced its combined work-force by 24 employees or approximately 23%, to reduce costs and align PPGI’s workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs.  The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations.

The following table summarizes the Company’s severance expense, including cash payments during the first quarter of 2009 and accrued severance expense included in accounts payable and accrued liabilities on the consolidated balance sheet as of March 31, 2009 (in thousands).

Severance expense recorded in the first quarter of 2009	$140
Cash payments made in the first quarter of 2009	(86)
Accrued severance expense as of March 31, 2009	$54

Severance expense, net of related payroll savings, did not significantly affect the Company’s operating results for the first quarter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 7 and 7A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K.  In preparing our consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.

Results of Operations

Photonic Products Group, Inc.’s business falls into two product categories: Optical Components (including standard and custom optical components and assemblies, crystals, and crystal components), and Laser Accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches).  Its optical components product lines and services are brought to market through three business units: INRAD, Laser Optics, and MRC Optics (“MRC”).  Laser accessories are manufactured and sold by INRAD.

Revenues

Consolidated sales for the three months ended March 31, 2009 were $2,815,000 compared with consolidated sales of $4,164,000 in the first quarter of 2008, down 32.4%.

Sales of custom optical components fell approximately 31.6% in the first quarter of 2009, attributable to decreased sales at both Laser Optics and Inrad.  At MRC, Sales of custom optical components increased by approximately 14%.

Sales of laser accessories decreased by approximately 51% in this first quarter as compared to the first quarter of last year, reflecting reduced demand for laser systems and related components.

Overall, first quarter sales to major customers who represent more than 10% of period sales fell significantly.  One large OEM customer in 2008, in the process control and metrology sector, who represented 18% of first quarter 2008 sales, pushed out scheduled delivers and had no shipments in the first quarter of 2009.

Sales to the top three customers in the three month period ended March 31, 2009 represented 42% of the sales volume, down from 46% in the comparable 2008 period.  This represents an overall drop of approximately 37% in sales revenue.

Product backlog at March 31, 2009 was $4.9 million compared to the record level backlog of $12.4 million at March 31, 2008.  The current period backlog levels reflect lower new order activity throughout the fourth quarter of 2008 and the first quarter of 2009.  This was primarily attributable to the current economic slowdown and its impact on our customers’ who experienced a decline in business activity and reduced demand for our products.

By comparison, March 31, 2008 backlog for optical components was especially strong for Laser Optics due to the timing of the release of two major OEM customers.  Our backlog levels typically vary based on the timing of such large OEM customers who place orders for their annual requirements at irregular intervals during the year.

Cost of Goods Sold

For the three-months ended March 31, 2009, cost of goods sold was $2,433,000 or 86.4% of sales compared to $2,663,000 or 64.0% of sales, for the same period last year.

Overall, material costs, labor costs and manufacturing expenses were lower than the previous year but relative to reduced sales revenues in the 2009 period, each cost component increased, as a percentage of sales.

Material costs decreased by $65,000, in the first quarter of 2009.  However, material costs as a percentage of sales increased by approximately 13%, reflecting a higher percentage of systems and components in the total sales mix, as compared to the first quarter of last year.

In addition, total manufacturing labor decreased by approximately 4.8% in dollar terms from the comparable period last year, but as a percentage of sales, increased by approximately 40% on lower sales volumes in the period.  The impact of management’s work-force reduction plan in the first quarter of 2009 was affected by both the timing of the layoffs and termination expense which totaled $65,000, and, net of related payroll savings in the same period, did not materially affect this quarter’s operating results.  We expect the full savings from personnel reductions, in the manufacturing area, to take effect starting in the second quarter of this year.

Manufacturing overheads, excluding labor, decreased by 2.0% from the comparable period in 2008, but reflect a large percentage of fixed or semi-fixed costs which are relatively unaffected by changes in sales volumes.  As a result manufacturing expenses, as a percentage of sales were up 31.0% in the period on a sales decrease of 32.4%.

Gross margin in the first quarter was $382,000 or 13.6%, compared with a gross margin of $1,502,000 or 36.0% in the comparable period of 2008, reflecting the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the first quarter of 2009 were $907,000 or 32.2% of sales compared to $987,000 or 23.7% of sales for the three months ended March 31, 2008.  This represents a decrease of approximately $80,000 or 8.1%.  Legal fees and consulting fees were down $16,000 and $15,000, respectively from the first quarter of 2008.  In addition, the Company incurred recruiting fees of $16,000 related to the hiring of new personnel in MRC, in the first quarter of 2008 and did not have any recruiting fees in the first quarter of 2009.

Overall, SG&A wages and salaries expense were comparable to last years’ level and included expense savings from personnel reductions, net of termination payments of $74,000 in connection with the Company’s employee reduction plan, as well as, corporate staff changes during the quarter.  The impact of SG&A personnel reductions will take full effect in subsequent period.  In addition, the Company plans to closely monitor and manage discretionary SG&A expenses, to identify opportunities for future cost reductions.

Operating (Loss) Income

The Company had an operating loss of $(525,000) in the three months ended March 31, 2009, primarily reflecting the decrease in sales and the impact of the Company’s relatively fixed overhead and SG&A expenses, as discussed above.  This compares to operating income of $515,000 or 12.4% of sales for the first quarter of 2008.

Other Income and Expense

For the three months ended March 31, 2009, net interest expense was $32,000, a decrease from net interest expense of $76,000 in the first quarter of last year.

Lower interest expense resulted from reduced balances of fixed interest debt which primarily reflected the Company’s payment of a $1.7 million Secured Promissory Note in the first quarter of 2008.  In addition, interest payments were lower on reduced balances of other notes and capital leases.

Interest expense for the first quarter of 2008, included the amortization of warrant costs in the amount of $37,000.

Interest income was $11,000 this year to date, compared to $25,000 in the three months ended March 31, 2008 as a result of reduced balances in, and lower interest rates and on short term certificates of deposit.

In the first quarter of 2009, the Company sold surplus precious metal tools and recorded a gain of $7,371 on the sale.

Income Taxes

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

The Company recorded a current provision of $53,000 for estimated state and federal alternative minimum tax, in accordance with SFAS No. 109, for the three months ended March 31, 2009.  In addition, the company reduced its deferred tax asset valuation allowance and recognized a deferred tax benefit of $289,000.  This resulted in a net benefit of $236,000 after offsetting the tax benefit against the deferred tax liability.

For the three months ended March 31, 2008, the Company recorded a current tax provision of $50,000 for estimated state and federal alternative minimum tax liabilities.  In addition, the company recognized a deferred tax benefit of $102,000.  This resulted in a net benefit of $52,000 after offsetting the tax benefit against the current tax provision.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Under FIN 48, the Company must also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties which the Company would include as a component of income tax expense.  For the three months ended March 31, 2009 and 2008, the Company did not recognize any tax liabilities related to uncertain tax positions.

Net Income

The Company had a net loss of $(314,000) for the three months ended March 31, 2009 as compared to net income of $491,000 for the three months ended March 31, 2008, mainly as a result of lower sales and reduced profit margins in the current period, as discussed above.

Liquidity and Capital Resources

In the first quarter of 2009, management implemented an employee reduction plan to align the Company’s workforce with business activity while maintaining customer service levels.  In connection with this, the Company recorded a termination payment expense of $140,000 of which, approximately $54,000, will be paid in the second and third quarter of 2009.  In addition, a total of $61,000 was paid for accrued vacation benefits to affected employees. Annualized savings from the reductions are expected to be approximately $1.1 million.

Net cash flow provided by operating activities was $357,000 for the three months ended March 31, 2009, compared with net cash flow used in operating activities of $(223,000) in the three months ended March 31, 2008

In the first quarter of 2009, a reduction in accounts receivable balances provided $1,014,000 of cash flow primarily as a result of the sales volume decline in the first quarter.  Accounts receivable balances fell from $2,811,000 at December 31, 2008 to $1,796,000 at the end of the current quarter compared to an increase in accounts receivable the amount of $184,000 in the first quarter of 2008.

Inventory levels fell by $93,000 to $1,796,000 at March 31, 2009 compared to an increase of $364,000 in the three month period ended March 31, 2008.  The decrease in inventory from the comparable period last year is primarily attributable to the relative decline in booking levels and shipping activity in the first three months of 2009.  In addition, production problems in the first quarter of 2008 slowed and delayed shipments at MRC and led to an increase in inventory levels in that period.

Accounts payable and accrued liabilities decreased by $486,000 to $1,675,000 during the first quarter of 2009, compared to a reduction of $217,000 during the first quarter of 2008.  The reduction in the total balance this year primarily reflects a decrease in purchasing activity during the quarter in response to decreased sales activity which affected trade payables.  Trade payables were $339,000, down by $237,000 or 41% from December 31, 2008.  In addition, accrued liabilities were affected by accrued vacation balances which fell by $88,000 or 22.6% reflecting payouts to terminated employees in the first quarter of 2009.  The Company also paid out $81,000 in accrued bonuses in the first quarter of 2009 related to 2008 fiscal year performance, as well as, accrued 401K expense of $179,000.  Offsetting these reductions, the Company recorded an accrual for termination expenses of $54,000 which had been expensed but not paid out during the period.

In the first quarter of 2008, trade payables increased by $365,000 but were offset by payment of $477,000 in accrued interest related to the early retirement of $1,700,000 in senior secured debt in March, 2008.  In addition the Company paid out $177,000 in accrued bonus in the first quarter of 2008 related to the 2007 fiscal year performance and $160,000 in accrued 401k expenses.

Customer advances decreased by $125,000 to $331,000 in the first quarter of 2009 compared to a decrease of $300,000 in the comparable period last year to $571,000.

Cash flows used in investing activities were $82,000 in the first quarter of 2009.  Capital expenditures for the three months ended March 31, 2009 were $37,000 down from $ 186,000, in the three months ended March 31, 2008.  Management has instituted a program of ongoing review of planned capital expenditures for deferral, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.  In addition, the Company purchased platinum in the form of a crucible used in the production of high-temperature crystals.  The purchase price of $54,000 was offset by the proceeds of surplus platinum that was sold by the Company for $16,000 in the same period.  The Company recorded a gain on the sale of $7,000.

Net cash used in financing activities during the first quarter of 2009 totaled $5,000 and consisted primarily of principal payments of $4,000 on Other Long Term Notes.  In the first quarter of 2008, net cash used in financing activities was $995,000 reflecting the payment of a secured promissory note for $1,700,000, plus accrued interest of $477,000, to Clarex Limited, a major shareholder.  This was offset by proceeds received from the exercise of warrants and stock options.  During the first three months of 2008, proceeds from the exercise of stock options were $140,000, with 77,500 stock options exercised at a weighted average price of approximately $1.80 per share and converted into an equivalent number of shares of the Company’s common stock.  In addition, a total of 497,890 warrants issued pursuant to a private placement of the Company’s common stock, in 2004, were exercised.  This included the exercise of 375,250 warrants with a total exercise price of $507,000, in exchange for the issuance of 375,250 shares of the Company’s common stock.  An additional 122,640 warrants were exercised using a cashless feature available for warrants originally issued to the placement agent, in exchange for 79,565 shares of the Company’s common stock.

On March 28, 2008, Clarex Limited exercised 200,000 warrants for a total exercise price of $85,000 and the Company issued 200,000 shares of common stock on the same date.

In total, 697,890 warrants were exercised in the first quarter of 2008 for proceeds of $592,000 and in exchange for the issuance of 654,815 shares of PPGI common stock.

The Company had a net increase in cash and cash equivalents in the first quarter of 2009 of $269,000.  In the corresponding period, last year the Company had a net decrease of cash and cash equivalents of $1,404,000.

Cash and cash equivalents at March 31, 2009 were $2,942,000 compared to $2,672,000 at December 31, 2008.  The Company also had $808,000 in certificates of deposit at March 31, 2009, relatively unchanged from $800,000 at the end of 2008.  The certificates of deposit have original maturity terms between three and five months and are readily convertible to cash without significant penalty.

In March 2009, the maturity dates of two notes were extended to April 1, 2011.  One note was a $1,000,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”), a major shareholder and debt holder.  The other note was a $1,500,000 Subordinated Convertible Promissory Note due to an affiliate of Clarex.  The notes bear interest at 6%.  The Notes are convertible into 2,500,000 Units consisting of 2,500,000 shares of common stock and warrants to acquire 1,875,000 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants has been extended to April 1, 2014, at the same terms.

The Company’s management expects that future cash flow from operations and existing cash reserves will provide adequate liquidity for the Company’s operations over the balance of 2009.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.

ITEM 4.          CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

During the three months ended March 31, 2009, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b.    Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

There were no material changes in the risk factors previously disclosed in the Company’s Report on Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission on March 31, 2009.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, the Company provided Notice of the Annual Meeting of Shareholders to be held on Wednesday, May 13, 2009 for the purposes of electing four directors to hold office for a term of one year and to transact such other business as may properly com before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on April 3, 2009, the record date fixed by the Board of Directors, will be entitled to notice of, and to vote at, the Annual Meeting.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

By:	/s/ Joseph J. Rutherford
Joseph J. Rutherford
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer and Secretary

Date:    May 12, 2009