Form 10-Q
period 2009-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2009-08-12
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         June 30, 2009

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

________________________________________________________________________________
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

Yes     ☒No       ☐

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

Yes           ☐           No           ☒

Common shares of stock outstanding as of August 10, 2009:

11,399,032 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,855,807	$2,672,087
Certificates of deposit	—	800,000
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2009 and 2008)	1,488,892	2,810,602
Inventories, net	2,453,219	2,732,336
Other current assets	240,519	188,084
Total current assets	8,038,437	9,203,109
Plant and equipment:
Plant and equipment, at cost	14,493,477	14,445,027
Less: Accumulated depreciation and amortization	(11,605,183)	(11,139,771)
Total plant and equipment	2,888,294	3,305,256
Precious Metals	157,443	112,851
Deferred Income Taxes	800,000	408,000
Goodwill	1,869,646	1,869,646
Intangible Assets, net	712,298	751,580
Other Assets	47,601	81,707

Total Assets	$14,513,719	$15,732,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$136,892
Accounts payable and accrued liabilities	1,702,930	2,160,665
Customer advances	121,573	456,754
Total current liabilities	1,833,503	2,754,311

Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	349,328	353,663
Total liabilities	4,682,831	5,607,974

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,391,132 shares issued at June 30, 2009 and 11,230,678 issued at December 31, 2008	113,910	112,306
Capital in excess of par value	16,978,982	16,622,466
Accumulated deficit	(7,247,054)	(6,595,647)
	9,845,838	10,139,125
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	9,830,888	10,124,175

Total Liabilities and Shareholders’ Equity	$14,513,719	$15,732,149

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total Revenue	$2,620,437	4,007,412	$5,435,534	$8,171,660

Cost and Expenses:
Cost of goods sold	2,201,339	2,788,210	4,634,749	5,450,865

Selling, general and administrative expenses	879,852	977,915	1,786,931	1,964,728
	3,081,191	3,766,125	6,421,680	7,415,593

Income (loss) from operations	(460,754)	241,287	(986,146)	756,067
Other expense:
Interest expense—net	(32,244)	(34,383)	(64,632)	(109,963)
Gain on sale of precious metals	—	—	7,371	—
Gain on sale of fixed assets	—	9,113	—	9,113
	(32,244)	(25,270)	(57,261)	(100,850)

Net (loss) income before income taxes	(492,998)	216,017	(1,043,407)	655,217

Benefit from income taxes	156,000	78,000	392,000	130,000

Net (loss) income	$(336,998)	$294,017	$(651,407)	$785,217

Net (loss) income per common share—basic	$(0.03)	$0.03	$(0.06)	$0.07
Net (loss) income per common share—diluted	$(0.03)	$0.02	$(0.06)	$0.06

Weighted average shares outstanding—basic	11,333,477	11,006,591	11,286,263	10,706,680

Weighted average shares outstanding—diluted	11,333,477	16,014,483	11,286,263	15,766,599

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(651,407)	$785,217

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	504,694	537,592
Common stock contribution to retirement plan	179,068	160,181
Gain on sale of fixed assets	—	(9,113)
Gain on sale of precious metals	(7,371)	—
Deferred income taxes	(392,000)	(204,000)
Stock based compensation	62,586	37,146
Changes in operating assets and liabilities:
Accounts receivable	1,321,710	(165,978)
Inventories, net	279,117	(245,076)
Other current assets	(52,435)	(72,621)
Other assets	34,106	32,051
Accounts payable and accrued liabilities	(457,733)	(501,359)
Customer advances	(335,181)	204,379
Total adjustments	1,136,561	(226,798)
Net cash provided by operating activities	485,154	558,419

Cash flows from investing activities:
Capital expenditures	(48,450)	(366,864)
Purchase of precious metals	(53,538)	—
Proceeds from redemption of certificates of deposit	800,000	—
Proceeds from sale of fixed assets	—	10,000
Proceeds from sale of precious metals	16,317	—
Net cash provided by (used in) investing activities	714,329	(356,864)

Cash flows from financing activities:
Redemption of restricted stock units	(986)	—
Proceeds from exercise of stock options	66,825	244,755
Proceeds from exercise of warrants	50,625	807,587
Principal payment of convertible note payable	—	(1,700,000)
Principal payments of other notes payable	(132,227)	(7,441)
Principal payments of capital lease obligations	—	(41,158)
Net cash used in financing activities	(15,763)	(696,257)

Net increase (decrease) in cash and cash equivalents	1,183,720	(494,702)

Cash and cash equivalents at beginning of period	2,672,087	4,395,945

Cash and cash equivalents at end of period	$3,855,807	$3,901,243

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,441	$482,860
Income taxes paid	$25,000	$360,000

See Notes to Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Photonic Products Group, Inc. and Subsidiaries (the "Company") have been prepared in Accordance with Form 10-Q instructions and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.  Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2007 and for the years then ended and notes thereto included in the Company’s report on Form 10-K filed with the Securities and Exchange Commission.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	June 30, 2009 (Unaudited)	December 31, 2008
	(in thousands)
Raw materials	$1,005	$1,169
Work in process, including manufactured parts and components	903	1,117
Finished goods	545	446
	$2,453	$2,732

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

The Company recorded a current tax benefit of $27,000 and a net current tax liability of $26,000, in accordance with SFAS No. 109, for the three and six months ended June 30, 2009, respectively.  In addition, the Company reduced its deferred tax asset valuation allowance and recognized a deferred tax benefit of $129,000 and $418,000, respectively, for the three and six months ended June 30, 2009.  This resulted in a total benefit of $156,000 for the three months ended June 30, 2009 and a net benefit of $392,000 for the six months ended June 30, 2009 after offsetting the tax benefit against the deferred tax liability.

For the three and six months ended June 30, 2008, the Company recorded a current tax provision of $24,000 and $74,000, respectively, for estimated state and federal alternative minimum tax liabilities.  In addition, the company recognized a deferred tax benefit of $102,000 and $204,000, respectively, for the three and six months ended June 30, 2008.  This resulted in a net benefit of $78,000 and $130,000, respectively, for the three and six months ended June 30, 2008 after offsetting the tax benefit against the current tax provision.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a more likely than not chance of being realized upon ultimate resolution.  Under FIN 48, the Company must also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties which the Company would include as a component of income tax expense.  For the six months ended June 30, 2009 and 2008, there were no uncertain tax positions which would give rise to the recognition of tax liabilities in the Company’s financial statements.

Net (Loss) Income per Common Share

The basic net (loss) income per common share is computed using the weighted average number of common shares outstanding for the applicable period.  The diluted income per share is computed using the weighted average number of common shares plus potential common equivalent shares outstanding, including the additional dilution related to the conversion of stock options, unvested restricted stock grants, warrants, convertible preferred shares, and potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.  For the three and six months periods ended June 30, 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.

The following is the reconciliation of the basic and diluted earnings per share computations required by Statement of Financial Standards (“SFAS”) No. 128 (“Earnings per Share’):

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount		Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(336,998)	11,333,477	$(0.03	) )	$294,017	11,006,591	$0.03
Effect of dilutive securities:
Convertible Debt	—	—			37,500	2,500,000
Warrants	—	—			—	1,869,098
Options and stock grants	—	—			—	638,794
Diluted (Loss) Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(336,998)	11,333,477	$(0.03)		$331,517	16,014,483	$0.02

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(651,407)	11,286,263	$(0.06)	$785,217	10,706,680	$0.07
Effect of dilutive securities
Convertible debt	—	—		75,000	2,500,000
Warrants	—	—		—	1,906,180
Options and stock grants	—	—		—	653,739
Diluted (Loss) Earnings Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(651,407)	11,286,263	$(0.06)	$860,217	15,766,599	$0.06

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority.  The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”).  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively.  The Company has adopted the requirements of this pronouncement for the quarter ended June 30, 2009.  In accordance with SFAS 165, the Company reviewed events for inclusion in the financial statements through August 12, 2009, the date that the accompanying financial statements were issued.  The adoption of SFAS 165 did not impact the Company’s results of operations or financial position.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	2000 Equity Compensation Program

The Company’s 2000 Equity Compensation Program provides for grants of options, stock appreciation rights and performance shares to employees, officers, directors, and others who render services to the Company.  The program consists of four plans including:  (i) the Incentive Equity Compensation Program which provides for grants of “Incentive Stock Options”, (ii) the Supplemental Program which provides for grants of stock options to non-employees, (iii) the SAR Program which allows the granting of stock appreciation rights and, (iv) the Performance Share Program under which eligible participants may receive stock awards, including restricted stock and restricted stock units.  The plans are administered by the Compensation Committee of the Board of Directors.  Under these plans, an aggregate of up to 6,000,000 shares of common stock may be granted.  The 2000 Equity Compensation plan expires in August 2010.

b)	Stock Option Expense

The Company's results for the three months ended June 30, 2009 and 2008 include stock-based compensation expense for stock option grants totaling $22,881 and $8,733, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,829 ($2,076 for 2008), and selling, general and administrative expenses in the amount of $21,052 ($6,657 for 2008).

The Company’s results for the six months ended June 30, 2009 and 2008 include stock-based compensation expense for stock option grants totaling $35,366 and $17,466, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $3,269 ($4,152 for 2008), and selling, general and administrative expenses in the amount of $32,099 ($13,314 for 2008).

As of June 30, 2009 and 2008, there were $133,563 and $34,800 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.75 years and 2.0 years, respectively.

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

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended
	June 30,
	2009	2008
Expected Dividend yield	0.00%	0.00%
Expected Volatility	180 - 218%	144.7%
Risk-free interest rate	2.5 – 3.2%	3.5%
Expected term	8 -10 years	10 years

c)	Stock Option Activity

For the six months ended June 30, 2009, there were 97,584 options granted with a weighted average estimated fair value of $1.68 and a weighted average exercise price of $1.70, which was equal to the closing market price on the date of the grant.  Of these grants, 7,742 stock options had a term of 3 years and vested as of the grant date.  There were no stock options granted in the six months ended June 30, 2008.

The following table represents our stock options granted, exercised, and forfeited during the six month period ended June 30, 2009.

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,030,139	$1.50	3.9	$161,000
Granted	97,584	1.70
Exercised	(49,500)	1.35
Expired	(25,000)	1.00
Outstanding at June 30, 2009	1,053,223	$1.53	3.2	$–

Exercisable at June 30, 2009	959,995	$1.52	2.5	$–

The following table represents non-vested stock options granted, vested, and forfeited for the six months ended June 30, 2009.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2009	33,220	$1.48
Granted	97,584	$1.68
Vested	(37,577)	$1.31
Expired	—	—
Non-vested – June 30, 2009	93,228	$1.67

The total fair value of options vested during the six months ended June 30, 2009 and 2008 was $49,000 and $35,000, respectively.

d)	Restricted Stock Unit Awards

The Company's results for the three and six months ended June 30, 2009 include stock-based compensation expense of $16,112 and $27,220, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,336 and $2,669, respectively, and in selling, general and administrative expenses in the amount of $14,776 and $24,551, respectively.  There were no grants of restricted stock units under this plan during the six months ended June 30, 2009.

The Company's results for the three and six months ended June 30, 2008 include stock-based compensation expense of $9,840 and $19,680, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,335 and $2,670, respectively, and in selling, general and administrative expenses in the amount of $8,505 and $17,010, respectively.  During the six months ended June 30, 2008, the Company granted 17,500 restricted stock unit awards with a fair value of $70,000 based on the closing market price of the Company’s common stock, on the grant date.

Restricted stock unit awards generally vest over a three year period contingent on continued employment or service over the vesting period.

A summary of the Company’s non-vested restricted stock units at June 30, 2009 is presented below:

	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
Non-vested - January 1, 2009	31,500	$3.72
Granted	—	—
Vested	7,504	$4.00
Forfeited	—	—
Non-vested – June 30, 2009	23,996	$3.64

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

Severance expense recorded in the first quarter of 2009		$140
Cash payments made in the first quarter of 2009		(86)
Accrued severance expense as of March 31, 2009	`	$54

Severance expense, net of related payroll savings, did not significantly affect the Company’s operating results for the first quarter.  Annualized savings from the reductions are expected to be approximately $1.1 million.

NOTE 3- Expiration of Warrants

On July 13, 2009, 893,790 outstanding warrants, with a fair value of $1.29 each, expired in accordance with the terms of the warrant agreement.  These warrants provided the right to the holder to purchase an equivalent number of shares of the Company’s common stock at an exercise price of $1.35 per share.

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

Critical Accounting Policies and Estimates

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

Revenue

Sales for the three months ended June 30, 2009 were $2,620,000 compared with sales of $4,007,000 in the second quarter of 2008, down 34.6%.  Sales for the six months ended June 30, 2009 were $5,436,000 compared with sales of $8,172,000 for the six months ended June 30, 2008, down 33.5%.

Sales of custom optical components fell approximately 31.5% and 31.6% in the second quarter of 2009 and six months ended June 30, 2009 compared to the related periods in 2008.  This reflected decreased sales at both the Laser Optics and Inrad business units, for this product segment.  Offsetting the decline, sales of custom optical components from the MRC Metal Optics business unit increased by approximately 14.3% and 14.2%, respectively compared to the second quarter and six month periods in 2008.

Sales of laser accessories decreased by 59.6% in the second quarter this year compared to the same period last year, as a result of reduced demand for laser systems and related components.  For the six months ended June 30, 2009 sales of laser accessories were 54.9% lower than 2008.

The decrease in sales generally reflects the ongoing softness in customer demand, the in-sourcing of component supply and the effects of tight management of inventories through the current economic downturn, by the Company’s major customers in both the defense sector and commercial sector.

Sales to major customers, defined as those who represent more than 10% of period sales, fell significantly.  One major OEM customer in the defense sector showed a sales decrease of 64% and 43%, respectively in the three month and six month periods ended June 30, 2009, as compared to the previous year.  Another major customer in the process control and metrology sector, pushed out scheduled deliveries until late 2009 and into 2010 with a resulting drop in sales of 71% and 85% over the three and six months ended June 30, 2009, in comparison to the same periods last year.  Sales to the Company’s top five customers which represented almost $2.7 million and $5.3 million of sales in the second quarter and first six months of 2008 fell by approximately $1.2 million and $2.2 million, respectively.

The Company has refocused its sales and marketing efforts on expanding its current markets and adding to its customer base so as to be positioned to take advantage of new opportunities as economic conditions improve.

Product backlog was $5.4 million at June 30, 2009 compared to backlog of $10.1 million at June 30, 2008.  The current period backlog level reflects lower new order activity throughout the fourth quarter of 2008 and the first two quarters of 2009.  This was primarily attributable to the current economic slowdown and its impact on our customers who experienced a decline in business activity and reduced demand for our products, as discussed above.

By comparison, product backlog was down 11.5% from $6.1 million at December 31, 2008.

Cost of Goods Sold

For the three months ended June 30, 2009, cost of goods sold was $2,201,000 or 84.0% of sales compared to $2,788,000 or 69.6% of sales, for the same period last year.  For the six months ended June 30, 2009, cost of goods sold was $4,635,000 or 85.3% of sales compared to $2,721,000 or 66.7% for the six months ended June 30, 2008.

Material costs in dollar terms were down by 27.3% and 24.7% in the second quarter and six month period in 2009 compared to the same periods in 2008, primarily as a result of lower sales volumes this year.  As a percentage of sales, however, material costs were higher in both the second quarter and six months ending June 30, 2009, compared to 2008.  Material costs at MRC rose as a result of a sales mix of products with higher metal cost components.  This offset reductions in material costs in the INRAD business unit which were driven by lower sales of laser accessories and systems which have a high material cost component.  Overall, raw material commodity prices have remained flat during the six months ended June 30, 2009, relative to the same period in 2008.

In the second quarter of 2009, manufacturing wages and salaries fell by 39.7%, year over year, due to the impact of the Company’s work force reduction plan in the first quarter of 2009, net of termination costs.  For the six months ended June 30, 2009, manufacturing and wages were down 15.6% compared to the same period in 2008.  Despite the savings, overall labor costs as a percentage of sales, increased as sales declines outstripped wage and salary reductions after accounting for related termination costs.

For the three months ended June 30, 2009, manufacturing overheads decreased by $155,000 or 15.5% from the second quarter in 2008 and $170,000 or 8.6% lower for the comparable six month periods in 2009 and 2008.  Lower costs reflect management’s tight control of expenditures and cost-reduction plans in response to lower sales levels.

Despite the decrease in costs, for the three and six months ended June 30, 2009, manufacturing overheads as a percentage of sales were up 29.3% and 37.5%, respectively, over the prior year periods.  This reflects the large percentage of fixed or semi-fixed costs which are relatively unaffected by lower sales volumes which were down 34.6% and 33.5% in the second quarter and six month periods, respectively.

Gross margin in the second quarter was $419,000 or 16.0%, compared with a gross margin of $1,219,000 or 30.4% in the comparable period of 2008, reflecting the factors discussed above.  For the six months ended June 30, 2009, the gross margin was $801,000 or 14.7%, compared with $5,451,000 or 33.3% for the six months ended June 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended June 30, 2009 were $880,000 or 33.6% of sales compared to $978,000 or 24.4% of sales for the three months ended June 30, 2008.  This represents a decrease of approximately $98,000 or 10.0%.  SG&A salaries and wages were down $86,000 reflecting personnel reductions implemented in the first quarter.  Consulting fees were down $25,000 from the second quarter of 2008 related mainly to Sarbanes-Oxley implementation and accounting support in the prior year.  Trade show expenses were $16,000 higher as compared to the second quarter of last year, mainly due to timing differences in the dates of shows which the Company attended this year.

For the six months ended June 30, 2009 SG&A expenses were $1,787,000 or 32.9% of sales compared to $1,965,000 or 24.0% for the six months ended June 30, 2008, a decrease of $178,000 or 9.1%.  SG&A wages and salaries expense were down by $83,000 in comparison to last year’s levels, as discussed above.  In addition, recruiting and relocation fees were down by $16,000 for the six months ended June 30, 2009, compared to last year.  For the six month period, consulting fees were down by $41,000 as Sarbanes-Oxley support and related fees in 2008 were not incurred this period.

The Company plans to continue its focus on tight cost control and closely monitor and manage discretionary SG&A expenses, to identify opportunities for future cost reductions.

Operating (Loss) Income

The Company had an operating loss of $(461,000) in the three months ended June 30, 2009 and an operating loss of $(986,000) in the six months ended June 30, 2009 primarily reflecting the decrease in sales and the impact of the Company’s relatively fixed overhead expenses, as discussed above.  This compares to operating income of $241,000 and $756,000 for the three and six months ended June 30, 2008, respectively.

Other Income and Expense

For the three months ended June 30, 2009, net interest expense was $32,000, a slight decrease from net interest expense of $34,000 in the second quarter of last year.

For the six months ended June 30, 2009, net interest expense was $65,000, a decrease from net interest expense of $110,000 in the comparable period last year.  Lower interest expense resulted from reduced balances of fixed interest debt which primarily reflected the Company’s re-payment of a $1.7 million Secured Promissory Note in the first quarter of 2008.  In addition, interest payments were lower on reduced balances of other notes and capital leases.

Interest expense for the six months ended June 30, 2008, included the amortization of warrant costs in the amount of $37,000 related to the $1.7 million note which was retired in the first quarter of 2008, as discussed above.

Interest income, which is netted against interest expense on the Consolidated Statements of Operations was $20,000 for the six months ended June 30, 2009, compared to $35,000 in the six months ended June 30, 2008 as a result of reduced balances in, and lower interest rates and on short term certificates of deposit.

In the first quarter of 2009, the Company sold surplus tools and recorded a gain of $7,371 on the sale.

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

The Company recorded a current tax benefit of $27,000 and a current tax liability of $26,000, in accordance with SFAS No. 109, for the three and six months ended June 30, 2009, respectively.  In addition, the Company reduced its deferred tax asset valuation allowance and recognized a deferred tax benefit of $129,000 and $418,000, respectively, for the three and six months ended June 30, 2009.  This resulted in a total benefit of $156,000 for the three months ended June 30, 2009 and a net benefit of $392,000 for the six months ended June 30, 2009 after offsetting the tax benefit against the deferred tax liability.

For the three and six months ended June 30, 2008, the Company recorded a current tax provision of $24,000 and $74,000, respectively, for estimated state and federal alternative minimum tax liabilities.  In addition, the company recognized a deferred tax benefit of $102,000 and $204,000, respectively, for the three and six months ended June 30, 2008.  This resulted in a net benefit of $78,000 and $130,000, respectively, for the three and six months ended June 30, 2008 after offsetting the tax benefit against the current tax provision.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a more likely than not chance of being realized upon ultimate resolution.  Under FIN 48, the Company must also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties which the Company would include as a component of income tax expense.  For the six months ended June 30, 2009 and 2008, there were no uncertain tax positions which would give rise to the recognition of tax liabilities in the Company’s financial statements.

Net Income

The Company had a net loss of $(337,000) and $(651,000), respectively, for the three and six months ended June 30, 2009 as compared to net income of $294,000 and $785,000, respectively, for the three and six months ended June 30, 2008, mainly as a result of lower sales and reduced profit margins, net of the positive impact of SG&A cost reductions in the current periods, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash in recent years has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major uses of cash in the past two years have been for capital expenditures and for repayment and servicing of outstanding debt.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities will be adequate to meet our anticipated cash requirements for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs over the balance of the year.  During the first six months of 2009 and 2008, our primary sources of capital were cash from operating activities.  The following table summarizes the net cash provided and used by operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six months ended June 30,
	2009	2008

Net cash provided by operating activities	$485	$558
Net cash provided by (used in) investing activities	714	(357)
Net cash used in financing activities	(16)	(696)

Net increase (decrease) in cash and cash equivalents	$1,184	$(495)

Net cash flow provided by operating activities was $485,000 for the six months ended June 30, 2009, compared with net cash flow provided by operating activities of $558,000 in the six months ended June 30, 2008.  The decrease in operating cash flows was due to several factors, but primarily resulted from the Company’s net loss of $651,000 compared to net income of $785,000 in the comparable period last year.  This decrease was offset by improved working capital levels related to reductions in inventory and account receivable levels, net of lower customer advances, as compared to the six month ended June 30, 2008.

In the first six months of 2009, a reduction in accounts receivable balances provided $1,322,000 of cash flow primarily as a result of the sales volume decline during the period.  Accounts receivable balances fell from $2,811,000 at December 31, 2008 to $1,489,000 at June 30, 2009 compared to an increase in accounts receivable in the amount of $166,000 in the comparable period in 2008.

Inventory levels decreased by $279,000 to $2,453,000 at June 30, 2009 compared to an increase of $245,000 in the six month period ended June 30, 2008.  The decrease in inventory from the comparable period last year is primarily attributable to a decline in booking levels and lower production levels due to reduced customer demand in the first six months of 2009.  In the first quarter of 2008 delayed shipments at MRC led to an increase in inventory levels in that period.

Customer advances decreased by $335,000 to $122,000 in the first six months of 2009, directly a result of lower booking levels in the first six months of 2009.  In the comparable period in 2008, customer advances increased by $204,000 to $1,075,000.

Cash flows provided by investing activities were $714,000 in the first six months of 2009, primarily from the redemption of $800,000 of certificates of deposit with terms classified separately from cash and cash equivalents at December 31, 2008.  Capital expenditures for the six months ended June 30, 2009 were $48,000 down from $ 367,000, in the six months ended June 30, 2008.  Management has instituted a review program for planned capital expenditures in order to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.  In addition, in 2009, the Company purchased a platinum crucible used in the production of high-temperature crystals in the amount of $54,000.  The purchase price of $54,000 was offset by the proceeds of surplus platinum sold by the Company to the crucible manufacturer for $16,000, in the same period.

Net cash used in financing activities during the first six months of 2009 totaled $16,000 and consisted primarily of principal payments of $132,000 on other long term notes offset by the proceeds from the exercise of warrants of $51,000 and on the exercise of stock options in the amount of $67,000.  In the first six months of 2008, net cash used in financing activities was $696,000.  During this period, the Company repaid a secured promissory note for $1,700,000 (plus accrued interest of $477,000) to Clarex Limited, a major shareholder.  This was offset by proceeds received from the exercise of warrants and stock options during the first six months of 2008, in the amount of $808,000 and $245,000, respectively.

The Company had a net increase in cash and cash equivalents of $1,184,000 in the six months ended June 30, 2009.  In the corresponding period, last year the Company had a net decrease of cash and cash equivalents of $495,000.

Cash and cash equivalents at June 30, 2009 were $3,856,000.  At December 31, 2008, the Company had $2,672,000 in cash and cash equivalents and $800,000 in certificates of deposit with original maturities greater than 90 days,

In March 2009, the maturity dates of two 6% Subordinated Convertible Promissory Notes to related parties, totaling $2,500,000, were extended to April 1, 2011, at the same terms.  The Notes are convertible into 2,500,000 Units consisting of 2,500,000 shares of common stock and warrants to acquire 1,875,000 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants has been extended to April 1, 2014.

On July 13, 2009, 894,000 outstanding warrants each with a fair market value of $1.29 expired in accordance with the terms of the warrant agreement.  These warrants were originally issued in 2004 when the Company entered into an agreement with an investment banking firm to raise equity through a private placement of the Company’s common stock.  The Company originally issued 1,581,000 Units consisting of 1,581,000 shares and warrants to acquire an additional 1,185,750 shares at an exercise price of $1.35 per share.  In addition, 276,675 Warrants were issued to Casimir Capital, LP, who was the placement agent for the private placement.  The issued shares and shares underlying warrants were subsequently registered under an S-1 Registration filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.

ITEM 4.      CONTROLS AND PROCEDURES

a.     Disclosure Controls and Procedures

During the three months ended June 30, 2009, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b.     Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not applicable

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On May 13, 2009, Photonic Products Group, Inc. held its annual meeting of shareholders.

b)
At the annual meeting, the shareholders elected Luke P. LaValle, Jr., Thomas H. Lenagh, Joseph J. Rutherford and N.E. “Rick” Strandlund as Directors to serve for a one (1) year term each by a vote for each of 8,741,743 in favor and with 266,450 votes withheld.

ITEM 5.        OTHER INFORMATION

Following the Annual Meeting of Shareholders on May 13, 2009, the Board of Directors unanimously approved the appointment of Mr. Jan M. Winston as Chairman of the Board of Directors, replacing Mr. John C. Rich who, as previously reported, did not stand for re-election to the Board.

The Board also unanimously approved the appointment of Mr. Joseph J. Rutherford as President and CEO, William J. Foote as Chief Financial Officer, Secretary and Treasurer, William D. Brucker as Vice-President, Human Resources and Administration, John R. Ryan as Vice-President of Sales and Marketing and Miro Dosoudil as Vice-President of Operations.

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

Date:    August 12, 2009