Form 10-Q
period 2009-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2009-11-16
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-11668

PHOTONIC PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
Identification Number)	or organization)

181 Legrand Avenue, Northvale, NJ  07647
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
Yes ☐ No ☒

Common shares of stock outstanding as of November 16, 2009:

11,420,384 shares

Photonic Products Group, Inc. and Subsidiaries

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,753,759	$2,672,087
Certificates of deposit	—	800,000
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2009 and 2008)	1,716,993	2,810,602
Inventories, net	2,440,196	2,732,336
Other current assets	186,778	188,084
Total current assets	8,097,726	9,203,109
Plant and equipment:
Plant and equipment, at cost	14,584,207	14,445,027
Less: Accumulated depreciation and amortization	(11,834,559)	(11,139,771)
Total plant and equipment	2,749,648	3,305,256
Precious Metals	157,443	112,851
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	1,869,646
Intangible Assets, net	692,657	751,580
Other Assets	47,601	81,707
Total Assets	$12,464,647	$15,732,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$136,892
Accounts payable and accrued liabilities	1,735,910	2,160,665
Customer advances	115,667	456,754
Total current liabilities	1,860,577	2,754,311

Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	347,167	353,663
Total liabilities	4,707,744	5,607,974

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,414,984 shares issued at September 30, 2009 and 11,230,678 issued at December 31, 2008	114,149	112,306
Capital in excess of par value	17,027,088	16,622,466
Accumulated deficit	(9,369,384)	(6,595,647)
	7,325,224	10,139,125
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	7,771,853	10,124,175
Total Liabilities and Shareholders’ Equity	$12,464,647	$15,732,149

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue	$2,664,963	3,802,935	$8,100,497	$11,974,595

Cost and expenses:
Cost of goods sold	2,058,433	2,737,511	6,693,182	8,188,376
Selling, general and administrative expenses	746,511	949,125	2,533,442	2,913,853
Goodwill impairment charge	1,558,074	—	1,558,074	—
	4,363,018	3,686,636	10,784,698	11,102,229

(Loss) income from operations	(1,698,055)	116,299	(2,684,201)	872,366

Other expense:
Interest expense—net	(32,275)	(33,179)	(96,907)	(143,142)
Gain on sale of precious metals	—	—	7,371	—
Gain on sale of fixed assets	—	—	—	9,113
	(32,275)	(33,179)	(89,536)	(134,029)

Net (loss) income before income taxes	(1,730,330)	83,120	(2,773,737)	738,337

Deferred tax provision (benefit)	392,000	(86,000)	—	(216,000)

Net (loss) income	$(2,122,330)	$169,120	$(2,773,737)	$954,337
Net (loss) income per common share— basic	$(0.19)	$0.02	$(0.25)	$0.09
Net (loss) income per common share— diluted	$(0.19)	$0.01	$(0.25)	$0.07
Weighted average shares outstanding—basic	11,404,247	11,209,576	11,311,574	10,824,457
Weighted average shares outstanding—diluted	11,404,247	15,461,922	11,311,574	15,691,982

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,773,737)	$954,337

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	753,711	802,088
Common stock contribution to retirement plan	179,068	160,181
Goodwill impairment charge	1,558,074	—
Gain on sale of fixed assets	—	(9,113)
Gain on sale of precious metals	(7,371)	—
Deferred income taxes	—	(306,000)
Stock based compensation	86,433	56,569
Changes in operating assets and liabilities:
Accounts receivable	1,093,609	232,617
Inventories, net	292,140	(295,668)
Other current assets	1,306	(44,686)
Other assets	34,106	38,221
Accounts payable and accrued liabilities	(424,755)	(721,355)
Customer advances	(341,087)	11,674
Total adjustments and changes	3,225,234	(75,472)
Net cash provided by operating activities	451,497	878,865

Cash flows from investing activities:
Capital expenditures	(139,180)	(726,127)
Purchase of precious metals	(53,538)	—
Proceeds from redemption of certificates of deposit	800,000	—
Proceeds from sale of fixed assets	—	10,000
Proceeds from sale of precious metals	16,317	—
Net cash provided by (used in) investing activities	623,599	(716,127)

Cash flows from financing activities:
Redemption of restricted stock units	(1,861)	—
Proceeds from exercise of stock options	75,325	258,255
Proceeds from exercise of warrants	67,500	807,587
Principal payment of convertible note payable	—	(1,700,000)
Principal payments of other notes payable	(134,388)	(11,155)
Principal payments of capital lease obligations	—	(47,088)
Net cash provided by (used in) financing activities	6,576	(692,401)

Net increase (decrease) in cash and cash equivalents	1,081,672	(529,663)

Cash and cash equivalents at beginning of period	2,672,087	4,395,945

Cash and cash equivalents at end of period	$3,753,759	$3,866,282

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,056	$488,550
Income taxes paid	$25,000	$360,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Photonic Products Group, Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the consolidated financial statements were issued.

Management Estimates

These unaudited financial statements and related disclosures have been prepared in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
Raw materials	$1,125	$1,169
Work in process, including manufactured parts and components	730	1,117
Finished goods	585	446
	$2,440	$2,732

Income Taxes

The Company uses the asset and liability method of accounting for income tax.  This method recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets, including net operating losses, if it is anticipated that it is more likely than not that they will not be realized through future taxable earnings or implementation of tax planning strategies.

The Company recorded a tax benefit of $392,000 related to the recognition of deferred tax assets for net operating losses incurred during the first six months of 2009.  In the third quarter, due to the negative impact of the economic recession on the Company’s profitability, we reevaluated the likelihood that the benefit of deferred tax assets would be realized in future periods.  As a result, we increased our estimate of the valuation allowance, in the third quarter, to a level that, in management’s judgment, would meet the more likely than not threshold, and we recorded a valuation allowance against our deferred tax assets and a corresponding deferred tax provision in the amount of $392,000. This offset the benefit recorded in the first six months of the year.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considered the available positive and negative factors, including the Company’s past operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business and concluded that it was more likely than not that the tax benefits would not be fully recoverable in future periods.  As of September 30, 2009, the Company has recognized $408,000 of its deferred tax asset, net of a valuation allowance of $2,441,000 which it estimates will be recoverable in future periods.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a more likely than not chance of being realized upon ultimate resolution.  The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability related to uncertain tax positions at September 30, 2009, there was no impact on the Company’s effective tax rate.

Net (Loss) Income per Common Share

The Company computes and presents net (loss) income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes. For the three and nine months ended September 30, 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.  The weighted average number of outstanding anti-dilutive common stock options and grants, excluded from the computation of diluted net income per common share for the three months and nine months ended September 30, 2009 were 194,000 and 231,000, respectively. The weighted average number of outstanding anti-dilutive warrants excluded from the computation of diluted net income per common share for the three months and nine months ended September 30, 2008 were 14,000 and 282,000, respectively. The weighted average number of anti-dilutive common shares issuable upon conversion of outstanding convertible notes for the three months and nine months ended September 30, 2009 was 2,500,000. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Income(Loss)	Shares	Per Share		Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic (Loss) Income Per Share:
Net (Loss) Income	$(2,122,330)	11,404,257	$(0.19	) )	$169,120	11,209,576	$0.02
Effect of dilutive securities:
Convertible Debt	—	—			37,500	2,500,000
Warrants	—	—			—	1,311,477
Options and stock grants	—	—			—	440,869
Diluted (Loss) Income Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(2,122,230)	11,404,257	$(0.19)		$206,620	15,461,922	$0.01

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Income Per Share:
Net (Loss) Income	$(2,773,737)	11,311,574	$(0.25)	$954,337	10,824,457	$0.09
Effect of dilutive securities
Convertible debt	—	—		112,500	2,500,000
Warrants	—	—		—	1,766,546
Options and stock grants	—	—		—	600,979
Diluted (Loss) Income Per Share:
Net (Loss) Income	$(2,773,737)	11,311,574	$(0.25)	$1,066,837	15,691,982	$0.07

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Stock-based compensation cost is estimated based on the fair value of the award at the grant date using the Black-Scholes option pricing model.  The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures, is amortized over the requisite service period of the award, which is generally the vesting period.

New Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance more closely reflects the underlying economics of these transactions.  We are evaluating the impact of adopting this guidance which is effective for us on January 1, 2011.

In October 2009, the FASB issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  Early adoption of this standard is permitted.  The Company is still assessing the potential impact of adopting this new guidance.

In August 2009, the FASB issued accounting guidance which provides clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle.  The Company does not expect this accounting guidance, which is effective for us beginning October 1, 2009, to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance which requires entities to provide greater transparency about transfers of financial assets and a company’s continuing involvement in those transferred financial assets.  The accounting guidance also removes the concept of a qualifying special-purpose entity.  The guidance is effective for us beginning January 1, 2010 and we do not expect its adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company. The Company has updated its references to reflect the Codification.

In May 2009, the FASB issued accounting guidance which establishes general standards of accounting for, and disclosures of, subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. In addition, the new guidance requires disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued. The adoption of this accounting guidance as of June 30, 2009 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued additional accounting guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold.  The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued accounting guidance which primarily addresses the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	2000 Equity Compensation Program

The Company’s 2000 Equity Compensation Program provides for grants of options, stock appreciation rights and performance shares to employees, officers, directors and others who render services to the Company.  The program consists of the following four plans: (i) the Incentive Equity Compensation Program, which provides for grants of “Incentive Stock Options”, (ii) the Supplemental Program, which allows the granting of stock appreciation rights and (iv) the Performance Share Program under which eligible participants may receive stock awards, including restricted stock and restricted stock units.  The plans are administered by the Compensation Committee of the Board of Directors.  Under these plans, an aggregate of up to 6,000,000 shares of common stock may be granted.  The 2000 Equity Compensation plan expires in August 2010.

b)	Stock Option Expense

The Company's results for the three months ended September 30, 2009 and 2008 include stock-based compensation expense for stock option grants totaling $14,905 and $8,733, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $2,162 ($2,076 for 2008), and selling, general and administrative expenses in the amount of $12,743 ($6,657 for 2008).

The Company’s results for the nine months ended September 30, 2009 and 2008 include stock-based compensation expense for stock option grants totaling $50,275 and $26,200, respectively.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $6,098 ($6,229 for 2008), and selling, general and administrative expenses in the amount of $44,177 ($19,971 for 2008).

As of September 30, 2009, there was $118,658 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.75 years.

The fair value of option grants used to determine the stock option expense is estimated using the Black-Scholes option pricing model, as of the date of the grant.  The Company follows guidance under FASB ASC Topic 505, “Share-Based Payment,” when reviewing and updating its assumptions.  Expected volatility is based upon the historical volatility of the Company’s stock and other contributing factors.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,
	2009	2008
Expected Dividend yield	0.00%	—
Expected Volatility	180-218%	—
Risk-free interest rate	2.5–3.2%	—
Expected term	8 -10 years	—

The Company did not grant any stock options during the nine months ended September 30, 2008.

c)	Stock Option Activity

For the nine months ended September 30, 2009, there were 97,584 options granted with a weighted average estimated fair value of $1.68 and a weighted average exercise price of $1.70, which was equal to the closing market price on the date of the grant.  Of these grants, 7,742 stock options had a term of 3 years and vested as of the grant date.

The following table represents stock options granted, exercised, and forfeited during the nine month period ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term	Intrinsic
Stock Options	Options	Option	(years)	Value
Outstanding at January 1, 2009	1,030,139	$1.50	3.9	$161,000
Granted	97,584	1.70
Exercised	(59,500)	1.27
Expired	(25,000)	1.00
Outstanding at September 30, 2009	1,043,223	$1.54	3.15	$—

Exercisable at September 30, 2009	949,995	$1.53	2.75	$—

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2009.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2009	33,220	$1.48
Granted	97,584	$1.68
Vested	(37,576)	$1.31
Expired	—	—
Non-vested – September 30, 2009	93,228	$1.67

The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was $49,000 and $35,000, respectively.

d)	Restricted Stock Unit Awards

There were no grants of restricted stock units under this plan during the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2008, the Company granted 6,000 and 23,500 restricted stock unit awards, respectively, with a fair value of $15,300 and $85,300 based on the closing market price of the Company’s common stock, on the grant date.  Restricted stock unit awards generally vest over a three year period contingent on continued employment or service over the vesting period.

The Company's results for the three and nine months ended September 30, 2009 include stock-based compensation expense of $8,938 and $36,158, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,333 and $4,002, respectively, and in selling, general and administrative expenses in the amount of $7,605 and $32,156, respectively.  The Company's results for the three and nine months ended September 30, 2008 include stock-based compensation expense of $10,690 and $30,370, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $2,185 and $4,855, respectively, and in selling, general and administrative expenses in the amount of $8,505 and $25,515, respectively.

A summary of the Company’s non-vested restricted stock units at September 30, 2009 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2009	31,500	$3.72
Granted	—	—
Vested	9,504	$3.69
Forfeited	—	—
Non-vested – September 30, 2009	21,996	$3.74

NOTE 3- WORK-FORCE REDUCTION

In the first quarter of 2009, the Company reduced its combined work-force by approximately 23%, in order to eliminate costs and align PPGI’s workforce with its current business requirements while ensuring the Company would continue to meet its customers’ needs.  The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $1.1 million.  Severance payments expensed in the first quarter of the year but paid in the first and second quarters of the year totaled approximately $140,000.

NOTE 4- EXPIRATION OF WARRANTS

On July 13, 2009, 893,790 outstanding warrants, with an estimated fair value of $1.29 each, expired in accordance with the terms of the warrant agreement.  These warrants provided the right to the holder to purchase an equivalent number of shares of the Company’s common stock at an exercise price of $1.35 per share. The Company has a balance of 1,935,000 outstanding warrants exercisable at $1.35 per share with various expiration dates through April 1, 2014.

NOTE 5- GOODWILL IMPAIRMENT

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable assets of business acquisitions.  The Company tests goodwill for impairment on an annual basis in December of each year, or more frequently whenever events occur or circumstances exist that indicates that impairment may exist. During the third quarter of 2009, the Company experienced further declines in sales and profitability, and economic and industry conditions remained weak. As a result, the Company determined that testing for impairment of goodwill was required for its two reporting units which the Company has identified as its two geographical operating units in Florida and New Jersey. In making this assessment, management considered a number of factors which include, among others, historical and current operating results and cash flows, current projections of future financial results and cash flows, business plans, current and projected economic conditions and industry trends.  There are inherent uncertainties associated with these factors and significant judgment is involved in evaluating each.

The testing for goodwill impairment is a two-step process.  The first step is to compare the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired as of the measurement date. Otherwise, if the carrying value exceeds the fair value, a second step must be followed to determine the level of impairment.  In establishing the fair value of the reporting unit, the Company uses both a market based approach and an income based approach as part of its valuation methodology.  Since quoted market prices in an active market are not separately available for the Company’s reporting units, the market based method estimates the fair value of the reporting unit utilizing an industry multiple of projected earnings before interest taxes and depreciation (“EBITDA”).  Due to the small capitalization value of the Company, the low trading volume of its stock and the niche market served by its products, the application of available industry comparables in establishing fair value requires a high degree of management judgment, and the actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. The income approach determines fair value based on the estimated discounted cash flows that each reporting unit is expected to generate in the future. For each method, the sensitivity of key assumptions are tested by using a range of estimates and the results of each method are corroborated as part of management’s determination of fair value.

The second step of the testing process involves calculating the fair value of the individual assets and liabilities of the reporting unit and measuring the implied fair value of the goodwill against its carrying value to determine whether an adjustment to the carrying value of goodwill is required. This process also has inherent risks and uncertainties and requires significant management judgment.

Upon completion of the first step, the Company concluded that the carrying value of its Florida reporting unit exceeded its fair value and a step two analysis was required.  The step-two analysis resulted in the Company recording an impairment charge against the full carrying value of goodwill of its Florida reporting unit, in the amount of $1,558,000. The Company has determined that the carrying value of its goodwill incurred in connection with its acquisitions of its New Jersey reporting unit in the amount of $312,000 is not impaired as of September 30, 2009.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2009 were as follows:

		Amount (in thousands)
Balance at December 31, 2008		$1,870
Impairment of Goodwill		(1,558)
Balance at September 30, 2009	`	$312

Prior to its assessment of goodwill for impairment, the Company evaluated its property and equipment and intangible assets for impairment.  Based on the results of the tests performed, management concluded that that an impairment of its long-lived assets did not exist at September 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.  In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures.  It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.

Results of Operations

Photonic Products Group, Inc.’s business falls into two general product categories: Optical Components (including standard and custom optical components and assemblies, crystals and crystal components), and Laser Accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches).  Its optical components product lines and services are brought to market through three business units: INRAD, Laser Optics and MRC Optics (“MRC”).  Laser accessories are manufactured and sold by INRAD.  The Company operates manufacturing facilities in Florida and New Jersey.

Revenue

Sales for the three months ended September 30, 2009 were $2,665,000 compared with $3,803,000 in the third quarter of 2008, down 29.9%.  Sales for the nine months ended September 30, 2009 were $8,100,000 compared with $11,975,000 for the nine months ended September 30, 2008, down $3,875,000 or 32.4%.

Sales of custom optical components in the third quarter and year-to-date declined by approximately 29.1% and 30.8% compared to the related periods in 2008, reflecting lower sales activity of this product segment across all three business units.

Sales of laser accessories fell by 30.5% in the third quarter this year compared to the same period last year, as demand for laser systems and related components remained weak.  For the nine months ended September 30, 2009 sales of laser accessories were 42.5% lower than 2008.

The decrease in the Company’s sales reflects lower than anticipated levels of new customer orders resulting from reduced customer demand for our products amid the lingering effects of the economic recession.  In particular, the effect has most significantly impacted sales to the Company’s larger OEM customers in both the defense and commercial sector.

Sales to major customers, defined as those who represent more than 10% of period sales, remained at the same overall percentage of total sales representing 72.4% and 73.2% of sales in the nine months ended September 30, 2009 and 2008, respectively.  However sales to these top ten customers declined, in dollar terms, by almost 32.5%. Sales to two major OEM customers in the defense sector fell by 52.5% and 82.8%, respectively, for the nine month period ended September 30, 2009, from the same period in the previous year. Sales to the Company’s top five customers declined by approximately $2.4 million or 35.2%, from the nine month period ended September 30, 2008.

Despite the shortfall in sales, the Company’s sales and marketing efforts continue to focus on the development of new markets and products, expanding current markets and adding new customers to its existing base to position itself to take advantage of future opportunities as they arise.

Product backlog was $4.3 million at September 30, 2009 compared to backlog of $8.7 million at September 30, 2008.  The current period backlog level reflects lower new order activity through the first three quarters of 2009.  The Company had a book to bill ratio of 0.58 to 1 in the third quarter and a book to bill ratio of 0.78 to 1 for the nine months ended September 30, 2009.

Cost of Goods Sold

For the three months ended September 30, 2009, cost of goods sold was $2,058,000 or 77.2% of sales compared to $2,738,000 or 72.0% of sales, for the same period last year.  For the nine months ended September 30, 2009, cost of goods sold was $6,693,000 or 82.6% of sales compared to $8,188,000 or 68.4% for the nine months ended September 30, 2008.

Material costs in dollar terms were down by 31.3% and 26.9% in the third quarter and nine month period in 2009 compared to the same periods in 2008, primarily as a result of lower sales volumes this year.  As a percentage of sales, however, material costs were unchanged in the third quarter and higher for the nine months ending September 30, 2009, compared to 2008.  Material costs at MRC rose as a result of a sales mix of products with higher metal cost components.  This offset reductions in material costs in the INRAD business unit which were driven by lower sales of laser accessories and systems which have a high material cost component.

In the third quarter of 2009, manufacturing wages and salaries, net of termination costs, fell by 19.3%, year over year, as the impact of the Company’s work force reduction initiated in the first quarter of 2009, began to fully impact costs.  For the nine months ended September 30, 2009, manufacturing and wages were down 12.9% compared to the same period in 2008.  Despite the savings, overall labor costs as a percentage of sales, increased as sales declines outstripped wage and salary reductions after accounting for related termination costs.

For the three months ended September 30, 2009, manufacturing overhead decreased by $215,000 or 28.2% from the third quarter in 2008 and $369,000 or 16.9% lower for the comparable nine month periods in 2009 and 2008.  Lower costs reflect management’s continued tight control of expenditures and cost-reduction plans in response to lower sales and production levels.

Despite management’s cost reduction efforts, manufacturing overhead as a percentage of sales for the three months ended September 30, 2009 remained the same as the comparable period in 2008.  For the nine months ended September 30, 2009, manufacturing overhead increased as a percentage of sales compared to the prior year, as the decline in sales and gross margin dollars outpaced the decrease in costs.  This result also reflects the large percentage of fixed or semi-fixed costs which are relatively unaffected by changes in the Company’s sales volume.

Gross margin in the third quarter was $607,000 or 22.8%, compared with $1,065,000 or 28.0% in the comparable period of 2008, reflecting the factors discussed above.  For the nine months ended September 30, 2009, the gross margin was $1,409,000 or 17.4%, compared with $3,786,000 or 31.6% for the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended September 30, 2009 were $747,000 or 28.0% of sales compared to $949,000 or 25.0% of sales for the three months ended September 30, 2008.  This represents a decrease of approximately $203,000 or 21.3%.  SG&A salaries and wages and fringe benefits expense were down $140,000 reflecting personnel reductions implemented in the first quarter of 2009.

For the nine months ended September 30, 2009 SG&A expenses were $2,533,000 or 31.3% of sales compared to $2,914,000 or 24.3% for the nine months ended September 30, 2008, a decrease of $380,000 or 13.1%.  SG&A salaries and wages and fringe benefits expense were down by approximately $220,000 in comparison to last year’s levels, as discussed above.  In addition, professional fees related to recruiting and relocation fees and Sarbanes-Oxley support were down by a total of $57,000 for the nine months ended September 30, 2009, compared to last year.  The Company plans to continue its focus on tight cost control and closely monitor and manage discretionary SG&A expenses to identify opportunities for future cost reductions.

Operating (Loss) Income

The Company had an operating loss of $1,698,000 in the three months ended September 30, 2009 and an operating loss of $2,684,000 in the nine months ended September 30, 2009 after recording a non-cash charge for the impairment of goodwill of $1,558,000, as discussed in Note 5 of our Financial Statements, above.  Excluding the charge for goodwill impairment, the Company had an operating loss of $140,000 and $1,126,000 for the three and nine months ended September 30, 2009, primarily reflecting the significant decrease in sales, as discussed above.  This compares to operating income of $116,000 and $872,000 for the three and nine months ended September 30, 2008, respectively.

Other Income and Expense

For the three months ended September 30, 2009, net interest expense was $32,000, a slight decrease from $33,000 in the third quarter of last year.

For the nine months ended September 30, 2009, net interest expense was $97,000, a decrease from $143,000 in the comparable period last year.  The lower net interest expense for the third quarter and year-to-date periods resulted from the Company’s reduced balances of fixed interest debt reflecting the Company’s re-payment of a $1.7 million Secured Promissory Note in the first quarter of 2008.  In addition, interest payments were lower on reduced balances of other notes and capital leases.  The overall decline in interest expense was offset by a decrease in interest income in both the three and nine months ended September 30, 2009, which is netted against interest expense.  The decrease was the result of interest rates reductions which impacted returns on the Company’s cash balance.

Interest expense for the nine months ended September 30, 2008, included the amortization of warrant costs in the amount of $37,000 related to the $1.7 million note which was retired in the first quarter of 2008, as discussed above.

In the first quarter of 2009, the Company sold surplus tools and recorded a gain of $7,371 on the sale.

Income Taxes

The Company uses the asset and liability method of accounting for income tax.  This method recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets, including net operating losses, if it is anticipated that it is more likely than not that they will not be realized through future taxable earnings or implementation of tax planning strategies. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent historic taxable income levels as well as current tax rates in effect in the jurisdictions in which the Company operates.  The Company must also make assumptions about future earnings, tax rates and tax laws expected for in the future.

The Company recorded a tax benefit of $392,000 related to the recognition of deferred tax assets for net operating losses incurred during the first six months of 2009.  In the third quarter, due to the negative impact of the economic recession on the Company’s profitability, we reevaluated the likelihood that the benefit of deferred tax assets would be realized in future periods.  As a result, we increased our estimate of the valuation allowance, in the third quarter, to a level that, in management’s judgment, would meet the more likely than not threshold, and we recorded a valuation allowance against our deferred tax assets and a corresponding deferred tax provision in the amount of $392,000. This offset the benefit recorded in the first six months of the year.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considered the available positive and negative factors, including the Company’s past operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business and concluded that it was more likely than not that the tax benefits would not be fully recoverable in future periods.  As of September 30, 2009, the Company has recognized $408,000 of its deferred tax asset, net of a valuation allowance of $2,441,000 which it estimates will be recoverable in future periods.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained before being recognized in the financial statements.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a more likely than not chance of being realized upon ultimate resolution.  The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability related to uncertain tax positions at September 30, 2009, there was no impact on the Company’s effective tax rate.

Net (Loss) Income

The Company had a net loss of $2,122,000 and $2,774,000, respectively, for the three and nine months ended September 30, 2009 as compared to net income of $169,000 and $954,000, for the three and nine months ended September 30, 2008, primarily attributable to the $1,558,000 non-cash charge for goodwill impairment, as well as lower sales volumes and reduced profit margins, net of the positive impact of manufacturing cost and SG&A cost reductions in the current periods, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major uses of cash in the past two years have been for repayment and servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated cash requirements for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs over the balance of the year.  Consistent with historical results, during the first nine months of 2009 and 2008, our primary sources of capital were cash from operating activities.

The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$451	$879
Net cash provided by (used in) investing activities	624	(716)
Net cash used in financing activities	7	(693)
Net increase (decrease) in cash and cash equivalents	$1,082	$(530)

Net cash flow provided by operating activities was $451,000 for the nine months ended September 30, 2009, compared with net cash flow provided by operating activities of $879,000 in the same period last year.  The decrease in operating cash flows was due to several factors, but primarily resulted from the Company’s net loss of $1,126,000 before the non-cash charge for goodwill impairment compared to net income of $872,000 in the comparable period last year.  This decrease was offset by improved working capital levels related to reductions in inventory and account receivable levels, net of lower customer advances, as compared to the nine month ended September 30, 2008.

In the first nine months of 2009, reductions in accounts receivable provided $1,094,000 of cash flow.  Accounts receivable balances fell from $2,811,000 at December 31, 2008 to $1,717,000 at September 30, 2009 compared to a decrease in accounts receivable in the amount of $233,000 in the comparable period in 2008.

Inventory levels decreased by $292,000 to $2,440,000 at September 30, 2009 compared to an increase of $296,000 in the nine month period ended September 30, 2008.  The decrease in inventory this year is primarily attributable to a decline in booking levels and lower production activity due to reduced customer demand in the first nine months of 2009.  In the first quarter of 2008 delayed shipments at MRC led to an increase in inventory levels in that period.

Customer advances decreased by $341,000 to $116,000 in the first nine months of 2009, directly a result of lower booking levels in the first nine months of 2009.  Customer advances vary with the timing of orders from customers.  In the comparable period in 2008, customer advances increased by $12,000 to $882,000.

Cash flows provided by investing activities were $624,000 in the first nine months of 2009, as the Company redeemed $800,000 of certificates of deposit with original terms greater than 90 days terms, upon maturity.  Under U.S. GAAP, these were required to be classified separately from cash and cash equivalents at December 31, 2008.

Capital expenditures for the nine months ended September 30, 2009 were $139,000 down from $726,000, last year.  Management has instituted a review program for planned capital expenditures in order to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.

Net cash provided by financing activities during the first nine months of 2009 totaled $7,000 and consisted primarily of principal payments of $134,000 on other long term notes offset by the proceeds from the exercise of warrants of $67,000 and on the exercise of stock options in the amount of $75,000.  In the first nine months of 2008, net cash used in financing activities was $692,000.  During that period, the Company repaid a secured promissory note for $1,700,000 (plus accrued interest of $477,000) to Clarex Limited, a major shareholder.  This was offset by proceeds received from the exercise of warrants and stock options during the first nine months of 2008, in the amount of $808,000 and $258,000, respectively.

The Company had a net increase in cash and cash equivalents of $1,082,000 in the nine months ended September 30, 2009.  In the corresponding period, last year the Company had a net decrease of cash and cash equivalents of $530,000.

Cash and cash equivalents at September 30, 2009 were $3,754,000.  At December 31, 2008, the Company had $3,472,000 in cash and cash equivalents including certificates of deposit with original maturities greater than 90 days.

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

On July 13, 2009, 894,000 outstanding warrants, each with a fair market value of $1.29, expired in accordance with the terms of the warrant agreement.  These warrants were originally issued in 2004 when the Company entered into an agreement with an investment banking firm to raise equity through a private placement of the Company’s common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

During the three months ended September 30, 2009, our management, including the principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in the reports that we file with the SEC.  These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to inherent limitations of control systems, not all misstatements may be detected.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

On September 14, 2009, Dennis G. Romano was appointed to the Company’s Board of Directors.  He will serve under this appointment until the annual election of directors expected to be in June 2010.

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

Photonic Products Group, Inc.

	By:	/s/ William J. Foote
William J. Foote Chief Financial Officer and Secretary

Date: November 16, 2009