Form 10-Q/A
period 2009-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2009-11-18
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 2009

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes ☒ No ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No  ☐     The Registrant is not yet subject to this requirement.

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A of Photonic Products Group, Inc. is being filed to replace the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that was filed on November 16, 2009 solely to adjust the Condensed Consolidated Balance Sheet for incorrect totals that resulted from a typographical error.   The sub-total of Shareholders’ Equity was previously reported as $7,325,224 but should be $7,771,853.  Total Shareholders’ Equity was previously reported as $7,771,853 but should be $7,756,903.  The Condensed Consolidated Balance Sheet as included in this Form 10-Q/A for the period ended September 30, 2008 has been adjusted to reflect these corrections.

INDEX

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,753,759	$2,672,087
Certificates of deposit	—	800,000
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2009 and 2008)	1,716,993	2,810,602
Inventories, net	2,440,196	2,732,336
Other current assets	186,778	188,084
Total current assets	8,097,726	9,203,109
Plant and equipment:
Plant and equipment, at cost	14,584,207	14,445,027
Less: Accumulated depreciation and amortization	(11,834,559)	(11,139,771)
Total plant and equipment	2,749,648	3,305,256
Precious Metals	157,443	112,851
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	1,869,646
Intangible Assets, net	692,657	751,580
Other Assets	47,601	81,707

Total Assets	$12,464,647	$15,732,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$136,892
Accounts payable and accrued liabilities	1,735,910	2,160,665
Customer advances	115,667	456,754
Total current liabilities	1,860,577	2,754,311

Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	347,167	353,663
Total liabilities	4,707,744	5,607,974

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,414,984 shares issued at September 30, 2009 and 11,230,678 issued at December 31, 2008	114,149	112,306
Capital in excess of par value	17,027,088	16,622,466
Accumulated deficit	(9,369,384)	(6,595,647)
	7,771,853	10,139,125
Less - Common stock in treasury, at cost (4,600 shares respectively)	(14,950)	(14,950)
Total Shareholders’ Equity	7,756,903	10,124,175

Total Liabilities and Shareholders’ Equity	$12,464,647	$15,732,149

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenue	$2,664,963	3,802,935	$8,100,497	$11,974,595

Cost and expenses:
Cost of goods sold	2,058,433	2,737,511	6,693,182	8,188,376
Selling, general and administrative expenses	746,511	949,125	2,533,442	2,913,853
Goodwill impairment charge	1,558,074	—	1,558,074	—
	4,363,018	3,686,636	10,784,698	11,102,229

(Loss) income from operations	(1,698,055)	116,299	(2,684,201)	872,366

Other expense:
Interest expense—net	(32,275)	(33,179)	(96,907)	(143,142)
Gain on sale of precious metals	—	—	7,371	—
Gain on sale of fixed assets	—	—	—	9,113
	(32,275)	(33,179)	(89,536)	(134,029)

Net (loss) income before income taxes	(1,730,330)	83,120	(2,773,737)	738,337

Deferred tax provision (benefit)	392,000	(86,000)	—	(216,000)

Net (loss) income	$(2,122,330)	$169,120	$(2,773,737)	$954,337
Net (loss) income per common share—basic	$(0.19)	$0.02	$(0.25)	$0.09
Net (loss) income per common share—diluted	$(0.19)	$0.01	$(0.25)	$0.07
Weighted average shares outstanding—basic	11,404,247	11,209,576	11,311,574	10,824,457
Weighted average shares outstanding—diluted	11,404,247	15,461,922	11,311,574	15,691,982

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

Inventories are comprised of the following and are shown net of inventory reserves:

	September 30, 2009 (Unaudited)	December 31, 2008
	(in thousands)
Raw materials	$1,125	$1,169
Work in process, including manufactured parts and components	730	1,117
Finished goods	585	446
	$2,440	$2,732

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2009 were as follows:

Amount
(in thousands)
Balance at December 31, 2008	$1,870
Impairment of Goodwill	(1,558)
Balance at September 30, 2009	$312

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

Date:    November 18, 2009