Form 10-K
period 2009-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2010-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $10,057,576  (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock  have been deemed affiliates.)

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

Common Shares outstanding as of March 29, 2010
11,552,150
Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

Photonic Products Group, Inc.

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise, except as otherwise required by law.

Item 1. Business

Photonic Products Group, Inc. (the “Company” or “PPGI”), incorporated in New Jersey in 1973, develops, manufactures and markets products and services for use in diverse photonics industry sectors via its multiple business units.

Prior to September, 2003, PPGI was named and did business solely as Inrad, Inc.  Company management, the Board of Directors, and shareholders approved the name change in 2003.

 In November 2003, the Company purchased the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT.  Laser Optics, Inc. was a custom optics and optical coating services provider, in business since 1966.  PPGI integrated the Bethel team and their operations into the Company’s Northvale, NJ operations in mid-2004, combining them with Inrad’s custom optics and optical coating product lines under the Laser Optics name.

In October 2004, the Company acquired MRC Precision Metal Optics, Inc. (“MRC”) of Sarasota Florida, a precision metal optics and diamond-turned aspheric optics manufacturer, specializing in CNC and single point diamond machining, optical polishing, nickel plating, aluminum, albemet and beryllium machining.  MRC also provides opto-mechanical assembly services.

PPGI’s products fall into two main categories: optical components (which include standard and custom optical components, optical assemblies, single crystals, and crystal components), and laser system accessories (which include wavelength conversion products and Pockel’s cells that use nonlinear crystals for laser wavelength conversion).

The Company is an optical component, subassembly, and sub-system supplier to original equipment manufacturers (“OEM”), research institutes and researchers in the photonics industry.

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

The Company also develops and manufactures synthetic optical crystals, optical crystal components, and laser accessories through its INRAD business unit.  It grows synthetic crystals with electro-optic (EO), non-linear and optical properties for use in both its standard and custom products.  The majority of crystals, crystal components and laser accessories manufactured are used in laser systems, defense EO systems, and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s product sales by product categories during the past three years.  Laser accessories include all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2009		2008		2007
Category	Sales	%	Sales	%	Sales	%
Optical Components	$10,350,000	94	$14,750,000	90	$13,410,000	89
Laser Accessories	701,000	6	1,551,000	10	1,690,000	11
TOTAL	$11,051,000	100	$16,301,000	100	$15,100,000	100

Products Manufactured by the Company

Optical Components

a)           Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is at present a major product area for PPGI, and is addressed in the marketplace through the three separate brands of INRAD, Laser Optics and MRC.

Laser Optics was formed in 2003 with the combination of INRAD’s custom optics and optical coating services and those of Laser Optics, Inc. which the Company acquired.  The Company had been active in the field since 1973, and Laser Optics, Inc. since 1966.

The Laser Optics business unit produces custom products manufactured to its customer’s requirements.  It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for military, aerospace, industrial and medical marketplace.  Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, quartz, infra-red materials (including germanium, zinc selenide and zinc sulfide), magnesium fluoride and silicon.  Components consist of mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

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

a)           Crystal Components

Certain synthetic crystals, because of their internal structure, have unique optical, non-linear, or electro-optical properties that are essential to application in or with laser systems.  Electro-optic and nonlinear crystal devices can alter the intensity, polarization or wavelength of a laser beam.  Developing growth processes for high quality synthetic crystals and manufacturing and design processes for crystal components lies at the heart of the INRAD laser accessory product lines.  Other crystal components, both standard and custom, are used in laser research and in commercial laser systems to change the wavelength of laser light.  Synthetic crystals currently in production include Lithium Niobate, Beta Barium Borate, Alpha Barium Borate, KDP, deuterated KDP Zinc Germanium DiPhosphide, as well as other species.

b)           Pockel’s Cells

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

c)           Harmonic Generation Systems

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

Markets

In 2009, 2008 and 2007 the Company’s product sales were made to customers in the following market areas:

Market (In thousands)	2009		2008		2007
Defense/Aerospace	$7,454	(68)%	$10,329	(63)%	$9,456	(63)%
Process control & metrology	2,339	(21)%	4,692	(29)%	3,760	(25)%
Laser systems (non-military)	138	(1)%	463	(3)%	932	(6)%
Universities & national laboratories	492	(4)%	203	(1)%	352	(2)%
Other	628	(6)%	614	(4)%	600	(4)%
Total	$11,051	(100)%	$16,301	(100)%	$15,100	(100)%

Major market sectors served by the Company include defense and aerospace, process control & metrology, laser systems (non-military), universities and national laboratories, and various other markets not separately classified.  The “defense and aerospace” area consists of sales to OEM defense electro-optical systems and subsystems manufacturers, manufacturers of non-military satellite-based electro-optical systems and subsystems, and direct sales to governments where the products have the same end-use.  The “process control and metrology” area consists of customers who are OEM manufacturers of capital equipment used in manufacturing process implementation and control, optics-based metrology and quality assurance, and inventory and product control equipment.  Examples of applications for such equipment include semiconductor (i.e., chip) fabrication and testing and inventory management and distribution control.  The “laser systems” market area consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers.  “Universities and National Laboratories” consists of product sales to researchers at such institutions.  The “Other” category represents sales to market areas that, while they may be the object of penetration plans by the Company, are not currently large enough to list individually (example: bio-medical), and sales through third parties for whom the end-use sector is not known.

The Company is a provider of optical components, both specialty crystal components and high precision custom optical components for customers in the aerospace and defense electro-optical systems sector.  End-use applications include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.  The Company’s sales of products to this customer sector increased as a percentage of total sales in 2009, although revenue in this sector fell by almost 28% and 21% from 2008 and 2007, respectively, as the decline in sales in these market areas was less than the decline in sales all other market areas on a percentage basis.  Defense/aerospace sector sales represented approximately 68% of sales in 2009 and 63% of sales in both 2008 and 2007. The Company believes that the defense and aerospace sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Sales in the Process Control and Metrology market sector, the Company’s second largest market, decreased in 2009 both as a percentage of total sales and in relative sales dollars.  This reflected the impact of the economic recession, particularly in the commercial market and within the customer base that the Company serves.  Sales were $2,339,000 or 21% of total sales compared to sales in 2008 of $4,692,000 or 29% of total sales, and sales in 2007 of $3,760,000 or 25% of total sales. Despite the downturn in 2009, the Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochrometers.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories.  In this sector, 2009 sales were $138,000 or 1%. In 2008, sales were 463,000 or 3% of total sales compared with sales in 2007 of $932,000 or 6% of total sales.    The sales decline over the last few years primarily reflects the decline in orders from one major customer in this market.

Sales to customers within the University and National Laboratories market sector consist primarily of the Company’s legacy systems, Pockel’s cells and related repairs.  In 2009, the sales increased to $492,000 or 4% of total sales primarily reflecting a large order from one national laboratory.  This follows a sales decline in 2008 to $203,000 from $352,000 in 2007.

Other sector sales have been in the $500,000 to $700,000 range historically and growth remained relatively flat at $628,000 in 2009, compared to sales of $614,000 and $600,000 in 2008 and 2007, respectively.

The Company’s export sales, which are primarily to customers in countries within Europe, the Near East and Japan, amounted to approximately 7.2%, 5.2%, and 9.5% of product sales in 2009, 2008 and 2007, respectively.

The Company had sales to three major domestic customers which accounted for 17.7% and 13.8%, and 9.8% of sales in 2009.  Each customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.     In 2008, the same three customers represented 8.7%, 21.6% and 5.9% of sales, respectively.  Sales to these markets are mainly through independent distributors.

During the past three years, sales to the Company’s top five customers represented approximately 51.6%, 58.8% and 56.9% of sales, respectively, in the aggregate.   These top customers have been manufactures either in the Defense sector or the process control and metrology sector.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments, as well as,  cash advances from these suppliers for the purchase of the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s two Northvale, NJ-based business units and its MRC Optics subsidiary market their products domestically through their sales, marketing and customer service teams, located in Northvale and Sarasota, respectively, led by the Corporate Vice President–Sales and Marketing.  The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross-selling all products, across all business lines.

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

Backlog

The Company’s order backlog at December 31, 2009 was $4,359,000, essentially all of which is expected to be shipped in 2010.  The Company’s order backlog as of December 31, 2008 and 2007 was $6,102,000 and $9,432,000, respectively.

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

Competition for the Company’s laser accessories is limited, but competitors’ products are generally lower priced.  The Company’s laser accessories are considered to be high quality and generally offer a combination of features not available elsewhere.  Because of the Company’s in-house crystal growth capability, the Company’s staff is knowledgeable about matching appropriate crystals to given applications for its laser accessories.

For the crystal product area, price, quality, delivery, and customer service are market drivers.  With advancing globalization, many of the Company’s competitors supplying non-linear optical crystals are overseas and can offer significantly reduced pricing for some crystal species.  Sales in this arena are declining, but the Company has been able to retain a base by providing the quality and customer service needed by certain OEM customers not readily available from others, and by offering proprietary crystal components for which the Company is either the sole source or one of the few available sources.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Thus, quality and technical support are considered to be valuable attributes for a crystal supplier by some, but not all, OEM customers.

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

Employees

As of the close of business on March 29, 2010, the Company had 81 full-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its design and technical and manufacturing data, and relies on nondisclosure agreements with its employees to protect its proprietary information.

Regulation

Foreign sales of certain of the Company’s products may require export licenses from the United States Department of Commerce or Department of State.  Such licenses are generally available to all but a limited number of countries and are obtained when necessary.  Company sales in 2009, 2008 and 2007 requiring U.S. State Department export approval represented less than 1.0% of total sales.  In all cases, the required export approvals were granted.

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

a)	As general economic conditions deteriorate, the Company’s financial results may suffer

Significant economic downturns or recessions in the United States or Europe, such as the current economic environment in which the Company operates, could adversely affect the Company’s business, by causing a temporary or longer term decline in demand for the Company’s goods and services and thus its revenues.  The economic uncertainty has resulted in our key customers delaying orders due to decreased demand by the end users of their products and their difficulty in assessing and projecting end-user needs.

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

c)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2009, five customer accounts represented in the aggregate of approximately 52% of total revenues, and three customers accounted for 41% of revenues.  These three customers each represented approximately 18%, 14% and 10% of sales, respectively.  Since we are a supplier of custom manufactured components to OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts or a decline in demand in the sectors they represent, could have a material adverse effect on business, our results of operations, and our financial condition.

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

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower price than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

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

The total rent for these leases was approximately $582,000, $588,000 and $570,000 in 2009, 2008 and 2007, respectively.  The Company also paid real estate taxes and insurance premiums that totaled approximately $172,000 in 2009, $179,000 in 2008 and $189,000 in 2007.

Item 3. Legal Proceedings

There are no legal proceedings involving the Company as of the date hereof.

Item 4. Reserved

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

a)           Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol PHPG.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2008 through the quarter ended December 31, 2009, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2009	$1.50	$1.00

Quarter ended September 30, 2009	1.50	.96

Quarter ended June 30, 2009	1.90	1.27

Quarter ended March 31, 2009	2.00	1.50

Quarter ended December 31, 2008	2.80	1.40

Quarter ended September 30, 2008	3.25	1.45

Quarter ended June 30, 2008	4.20	2.90

Quarter ended March 31, 2008	4.60	3.51

As of March 29, 2010 the Company’s closing stock price was $1.00 per share.

b)           Shareholders

As of March 15 2010, there were approximately 158 shareholders of record of our Common Stock.  The number of shareholders of record of common stock was approximated, based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.  As of the same date, the Company estimates that there are an additional 590 beneficial shareholders.

c)           Dividends

There was no common stock dividend paid in 2009 or 2008.  In 2007, the Company paid an annual dividend of 134,000 shares of Common Stock on its outstanding Series A and Series B convertible preferred stock, valued at the closing price on the dividend date.  The value of the dividend was $238,167.

The Series A convertible preferred stock consisted of 500 shares outstanding at a stated value of $1,000 per share and convertible into common shares at the rate of $1.00 per share was converted into 500,000 common shares of the Company’s stock in April 2007.  A total of 2,032 shares of the Series B convertible preferred stock consisting of 2,082 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $2.50 per share were converted in October and November of 2007.  The remaining 50 shares of Series B preferred stock were redeemed by the Company for a cash payment of $50,000 and an accrued stock dividend of 1,332 common shares.

The Company has not historically paid cash dividends.  Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company.  The Company does not anticipate paying cash dividends in the immediate future.

d)           Recent Sales of Unregistered Securities

There were no sales of unregistered securities during 2009.

e)           Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

2000 Equity Compensation Program approved by shareholders	1,233,719	$1.12	3,615,177

Item 6. Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues	$11,051,127	$16,301,209	$15,099,878	$13,921,127	$13,785,057

Net (loss) income	(2,799,992)	1,098,421	1,880,081	772,266	(11,398)

Net (loss) income applicable to common shareholders	$(2,799,992)	$1,098,421	$1,641,914	$537,766	$(145,398)

Earnings per share
Basic (loss) earnings per share	(0.25)	0.10	0.19	0.07	(0.02)
Diluted (loss) earnings per share	(0.25)	0.08	0.13	0.06	(0.02)

Weighted average shares
Basic	11,331,258	10,902,061	8,609,822	7,572,637	7,218,244
Diluted	11,331,258	15,619,304	13,777,114	11,915,090	7,218,244

Common stock dividends on Preferred shares	—	—	238,167	234,500	134,000
Total assets	12,610,740	15,732,149	16,077,947	15,316,260	13,481,021
Long-term obligations	2,844,946	2,853,663	2,990,730	6,299,767	5,963,411
Shareholders’ equity	7,777,715	10,124,175	7,712,799	5,236,703	3,929,407

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

Share-based compensation

Stock based compensation expense is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value of restricted stock units granted is estimated based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures, is amortized over the requisite service period of the award, which is generally the vesting period.

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2009		2008		2007
Category	Sales	%	Sales	%	Sales	%
(In thousands)
Optical Components	$10,350	94	$14,750	90	$13,410	89
Laser Accessories	701	6	1,551	10	1,690	11
TOTAL	$11,051	100	$16,301	100	$15,100	100

The following table provides information on the Company’s sales to its major business sectors during the past three years:

Market	2009		2008		2007
			(In thousands)
Defense/Aerospace	$7,454	(68)%	$10,329	(63)%	$9,456	(63)%
Process control & metrology	2,339	(21)%	4,692	(29)%	3,760	(25)%
Laser systems (non-military)	138	(1)%	463	(3)%	932	(6)%
Universities & national laboratories	492	(4)%	203	(1)%	352	(2)%
Other	628	(6)%	614	(4)%	600	(4)%
Total	$11,051	(100)%	$16,301	(100)%	$15,100	(100)%

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2009		2008	2007
Revenues:
Product sales	100.0%		100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.5%		70.5%	60.5%
Gross profit margin	19.5%		29.5%	39.5%
Selling, general and administrative expenses	29.7%		23.7%	23.6%
Goodwill impairment charge	14.1%		—%	—%
(Loss) income from operations	(24.3	) %	5.9%	15.9%
Net (loss) income	(25.3	) %	6.7%	12.5%

Revenues

Total revenues were $11,051,000 in 2009, $16,301,000 in 2008 and $15,100,000 in 2007 reflecting the consolidated results from all three business units.  Revenues decreased 32% in 2009 compared with increases of 8% in 2008 and 8.5% in 2007.  Overall, sales were impacted by the severe economic recession and delayed defense procurement which negatively affected demand for the Company’s products.

Sales to the Defense and Aerospace sector showed revenue declines, down by almost 28% and 21% from 2008 and 2007, respectively.  Sales were $7,454,000, lower by $2,875,000 from 2008 and $2,002,000 from 2007.  Defense spending on electro-optical systems over the fiscal period has slowed, impacting the demand for the Company’s services in manufacturing custom products for its OEM customers.

Sales in the Process Control and Metrology market sector, the Company’s second largest market, decreased in 2009 both as a percentage of total sales and in relative sales dollars.  This reflected the impact of the economic downturn, particularly in the commercial and semi-conductor markets and the customer base that the Company serves.  Sales were $2,339,000 or 21% of total sales compared to sales in 2008 of $4,692,000 or 29% of total sales, and sales in 2007 of $3,760,000 or 25% of total sales.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories.  In this sector, 2009 sales declined to $138,000 or 1% of total sales. In 2008, sales were $463,000 or 3% of total sales compared with sales in 2007 of $932,000 or 6% of total sales.    The sales decline over the last few years primarily reflects the decline in orders from one major customer in this market.

Sales to customers within the University and National Laboratories market sector increased to $492,000 or 4% of total sales primarily reflecting a large order from one specific customer.  This follows a sales decline in 2008 to $203,000 from $352,000 in 2007.

Other sector sales have been in the $500,000 to $700,000 range historically and remained relatively flat at $628,000 in 2009, compared to other sector sales of $614,000 and $600,000 in 2008 and 2007, respectively.

The Company has refocused its sales and marketing efforts to expand current markets, add to its customer base, increase sales and marketing efforts in the international segment and in developing new products, so as to be positioned to take advantage of new opportunities as economic conditions improve and industry demand strengthens.

Bookings

The Company booked new orders totaling $9.5 million in 2009, down from $13.0 million in 2007 and $17.8 million in 2007 reflecting a decline across the business sectors that the Company serves.  Despite the decrease, the Company was able to add several new customers while maintaining most of its existing customer base.

In 2008, the bookings decrease from the prior year was partly attributable to lower orders for legacy INRAD laser accessories and decreased demand for crystal components from one large customer.  Additionally, bookings in our MRC Optics business decreased from 2007 levels.  MRC had two large bookings near the end of 2007 which were scheduled to carry through 2008 and into 2009.  In the second half of 2008, MRC orders decreased as the impact of the economic downturn and defense sector slowdown affected our commercial customer’s and they experienced a slowdown in their business activities and demand for its products.  This carried over into 2009.

Bookings in 2007 were up due to increased demand for optical components, mainly in our Laser Optics and MRC Optics brands.  In particular, orders from one large INRAD customer in the Process Control and Metrology sector and one large Laser Optics OEM customer in the Defense/Aerospace sector contributed significantly to the increase in 2007 from 2006.  One large new Defense/Aerospace OEM was added in 2007 while orders from another declined by 50%.  Additionally, a large new OEM customer in the Process Control and Metrology sector was added in 2007.

The decline in bookings in 2009 affected the Company’s backlog as of December 31, 2009 which decreased to $4.4 million, down from $6.1 million at December 31, 2008 and $9.4 million at December 31, 2007.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 80.5%, 70.5% and 60.5%, for the years ended December 31, 2009, 2008 and 2007, respectively.  In dollar terms, 2009 cost of goods sold was $8,897,000 which is down 22.5% from $11,487,000 in 2008, compared with a 32% sales decline over the comparable period.

The increase in Cost of Goods Sold percentage in 2009 compared to 2008 is primarily due to the significant decline in sales volume during the year, net of cost reductions implemented by the Company during the year.  Compared to last year, material cost as a percentage of sales remained unchanged from 2008 although in dollar terms material costs declined by $913,000, as expected with the lower sales volume levels. Total manufacturing wages and salaries declined by approximately $832,000 but rose by 5.6 percentage points, as a percentage of sales.  Non-labor operating costs excluding depreciation also fell in dollar terms in 2009 by approximately $606,000 or 26.7% from 2008, but as a percentage of sales, increased by about 1.1 percentage points from the prior year.

In 2008, Cost of Goods Sold compared to 2007 was up 25.7% from $9,141,000 and was 70.5% of sales compared to 60.5% in 2007.  Approximately 8% of the increase related to higher sales volumes, but the major part of the increase was due to other factors.  Material cost as a percentage of sales increased in 2008 due partly to a change in product/sales mix, including several new OEM products which were weighted towards a higher cost material content than in 2007.  Contributing to this was the conclusion of an agreement with one large OEM customer which included customer supplied materials in 2007 and early 2008.  The Company was required to purchase material for ongoing orders for this customer over the last nine months of 2008 and resulted in an increase in material cost of sales for the year.  Also, production problems during 2007 at our Florida operation resulted in higher than expected material costs from rework requirements, relative to 2008.

Production labor costs, in dollar terms, rose by approximately 32% from 2007.  Increases in employment levels of production personnel to support higher sales volumes, contributed to the higher costs during 2008.  Also, as noted above, production issues which affected material costs, as noted above, also resulted in inefficiencies and excessive rework that negatively impacted labor and overhead costs throughout most of the year.  This also resulted in direct inventory write-offs and increased reserves against work in process during the year which totaled approximately $48,000 and $161,000, respectively.

Gross margin in 2009 was $2,154,000 or 19.5% which was down from 2008 gross margin of $4,815,000 or 29.5%.  This compares with a gross margin of $5,959,000 or 39.5% in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $3,278,000 in 2009, down $580,000 or 15% from 2008, and as a percentage of sales represented 29.7% of sales in 2009 and 23.7% of sales in 2008. The decline in dollar expense resulted mainly from reductions in SG&A salaries and wages and fringe benefits reflecting personnel reductions implemented in the first quarter of 2009 and continued cost management throughout the year.  Overall SG&A salary and wages decreased by 14.5% over the prior year.  Non-payroll SG&A expenses excluding depreciation also declined by 15.5% compared to 2008.

Selling, general and administrative expenses in 2008 increased in dollar terms from those in 2007 by $296,000, or 8.3%.  Higher wage, recruitment and relocation costs related to new personnel during the year contributed to the increase. In addition, sales travel and trade show expenses related to increased business development activity increased during the year. Travel expenses also rose as a result of more frequent travel by corporate staff between our operation centers in New Jersey and Florida.  Stock-based compensation expenses rose due to sign-on grants to new employees and the expense associated with fully vested stock option awards to the Company’s former CEO.  These were offset by reductions in commission expenses to independent sales agents and lower consulting costs.  Increases in SG&A salaries and wages reflected both annual SG&A pay increases as well as one-time living allowances paid to replacement sales staff brought on at the end of 2007.

Operating (Loss) Income

The Company had an operating loss of $2,682,000 in 2009 after recording a non-cash charge for the impairment of goodwill of $1,558,000, as discussed in Note 4 of the Company’s Consolidated Financial Statements.  Excluding the charge for goodwill impairment, the Company had an operating loss of $1,124,000 primarily reflecting the significant decrease in sales, as discussed above.

The Company had operating income of $957,000 in 2008 which was a decline from $2,397,000 in the previous year as a result of the increases in the Company’s cost of sales and lower margins related to production inefficiencies and increased labor and overhead costs in our MRC business unit, as well as a less profitable sales mix and higher selling, general and administrative costs.

Operating income in 2007 was $2,397,000, or 15.9% of sales, up $1,481,000 or 161% from the prior year.

Other Income and Expenses

Net interest expense of $130,000 in 2009 declined 23.5% from $170,000 in 2008.  Interest expense was $167,000 in 2009 compared to $236,000 in 2008 which reflects the positive impact of the Company’s continued reduction in debt and long term notes.  Interest income for 2009 was $37,000 down from $66,000 in 2008 mainly as a result of reductions in bank interest rates on invested cash balances.

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

Income Taxes

In 2009, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

In 2008, the Company recorded a current provision for state tax and federal alternative minimum tax of $100,000 and $5,000, respectively, after the application of net operating losses of $523,000 against federal tax.  In 2007, the Company recorded income tax expense in the amount of $250,000 after utilizing net operating losses of approximately $2,700,000 to offset federal taxes payable.

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

At December 31, 2009, the Company had a total net deferred tax asset balance of $2,857,000, an increase of $716,000 from 2008 primarily from the increase to the net operating loss carry forward position that resulted for the losses incurred in 2009 and depreciation.   Although the Company believes that the current year’s losses were caused by the recent economic conditions, the Company has increased the valuation allowance to $2,449,000 to fully offset the current year’s increase in the deferred tax asset.

As of December 31, 2009 and 2008, the Company recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of December 31, 2009 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

At December 31, 2007, the Company had a net deferred tax asset of approximately $2,041,000, the primary component of which was net operating loss carry forwards.  Through December 31, 2007, the Company had established a valuation allowance to fully offset this deferred tax asset in the event the tax asset will not be realized in the future.   The Company determined that based on a recent history of consistent earnings and future income projections, a full valuation allowance was no longer required.  Accordingly, during the year ended December 31, 2008, the Company reduced the valuation allowance and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $408,000 based on the effective federal tax rate of 34%.  This resulted in the Company recording a net benefit from income taxes of $303,000 after offsetting the deferred tax benefit against the current tax provision.  At December 31, 2008, the Company had net deferred tax asset balance of $2,141,000 offset by a valuation allowance of $1,733,000.

Net (Loss) Income

The Company had a net loss of $2,800,000 in 2009 attributable to a $1,558,000 non-cash charge for goodwill impairment, as well as lower sales volumes and reduced profit margins which were somewhat offset by manufacturing and SG&A cost reductions.   Net income in 2008 was $1,098,000, down $782,000 from net income of $1,880,000.

Net (Loss) Income Applicable to Common Shareholders and (Loss) Earnings per Common Share

Net (loss) income applicable to common shareholders is arrived at after deducting the value of the stock dividends issued by the Company to the holders of its Series A and Series B convertible preferred stock. The dividend value is calculated by reference to the market price of the common shares on the dividend distribution date.  The number of common shares issued in settlement of the dividend is determined based on the coupon rate of the preferred shares, the total shares outstanding, and the conversion price of each series of preferred shares.

In 2009 and 2008, the Company did not pay common stock dividends as all Preferred Series A and B stock had been redeemed in the prior year.  In April of 2007 and 2006, the Company distributed common stock dividends valued at $238,200 and $234,500, respectively to the holders of its Series A and B convertible preferred stock.

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

As a result, net loss applicable to common shareholders in 2009 was $2,800,000 or $(0.25) per share basic and diluted, compared to net income applicable to common shareholders in 2008 which was $1,098,000, or $0.10 per share basic and $0.08 per share diluted.  Net income applicable to common shareholders for the same period in 2007 was $1,642,000, and earnings per share were $0.19 per share basic and $0.13 per share diluted.

Liquidity and Capital Resources

A major source of cash in recent years has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options, short-term borrowing, and issuance of common stock.  The Company’s major uses of cash in the past three years have been for capital expenditures and for repayment and servicing of outstanding debt.

Supplemental information pertaining to our source and use of cash is presented below:

Selected Sources (uses) of cash	Years ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operations	$815	$548	$3,001

Net Proceeds from issuance of common stock, exercise of stock options and warrants	162	1,064	395

Capital Expenditures	(211)	(785)	(247)

Principal payments on lease obligations	—	(47)	(196)

Principal payments on debt obligations	(137)	(1,715)	(1,647)

In 2009, the Company primarily used excess cash to repay outstanding debt and finance capital expenditures. In 2008 and 2007, excess cash was used to retire the Company’s convertible preferred shares, in addition to accelerating the repayment of debt and financing of capital expenditures.

During 2009, 84,500 stock options were exercised for proceeds of $96,600 at a weighted exercise price of $1.14 per share and converted into an equivalent number of shares of the Company’s common stock.  This compares with proceeds from the exercise of stock options of $285,000 in 2008, with 182,000 stock options exercised at a weighted average exercise price of approximately $1.42 per share.  By comparison, in 2007, proceeds from the exercise of stock options were $445,000 with 651,100 stock options exercised at a weighted average exercise price of $0.68 each and converted into an equivalent number of shares of common stock

During 2009, a total of 50,000 warrants issued pursuant to a 2004 private placement were exercised by warrant holders with a total exercise price of $67,500.  Also in July 2009, 893,790 warrants with an exercise price of $1.35 expired unexercised. These warrants were originally issued as part of a private placement of common stock in 2004 in which the Company issued 1,581,000 Units consisting of 1,581,000 shares and warrants, exercisable through August 2009, to acquire an additional 1,185,750 shares at $1.35 per share.  In addition, 276,675 warrants were issued to the agent for the private placement.  During 2008, 518,635 warrants from the private placement were exercised by warrant holders.  A total of 375,520 warrants with a total exercise price of $507,000 were surrendered to the Company in exchange for the issuance of 375,250 shares of the Company’s common stock.  An additional 142,385 placement agent warrants were exercised using a cashless feature available for these warrants, in exchange for 89,702 shares of the Company’s common stock.

In May 2009, the Company repaid a Promissory Note prior to maturity, in the amount of $125,000 and accrued interest of $4,212, which represented the balance of a Note issued by the Company as part of the purchase price of MRC in 2004, to the sole shareholder of the acquired company.

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

On January 29, 2008, the Company repaid in full a $1,700,000 Secured Promissory Note held by Clarex, including accrued interest of $477,444.  The note was originally issued in June 2003 for a period of 18 months at an interest rate of 6% per annum and was secured by all assets of the Company.  As additional consideration for the note, the Company issued 200,000 warrants to Clarex.  In 2004, the note was extended for an additional 36 months and the Company issued 200,000 additional warrants to Clarex.  The initial and subsequent warrants were exercisable at $0.425 per share and $1.08 per share, respectively, and had an expiration date of March 31, 2008 and May 18, 2008.  The note was extended again, to December 31, 2008, without issuance of warrants or any other further consideration.

In March, 2008, Clarex elected to exercise the 200,000 warrants expiring on March 31, 2008 and the Company issued 200,000 shares of its common stock for proceeds of $85,000.

In May, 2008, Clarex exercised the remaining 200,000 warrants set to expire on May 18, 2008 for $216,000 and the Company issued 200,000 shares of its common stock.

In December 2007, the Company repaid the outstanding balance of $554,600 principal and accrued interest of $1,740 of the original $700,000 loan from Clarex, retiring this debt.  The loan was originally issued in February 2006 to provide the Company with financing to fund the acquisition of certain capital assets required for expanded capabilities to meet customer demand. The terms called for repayment in equal monthly installments, including interest and principal, commencing March 2006, until maturity in March 2013 at an annual interest rate of 6.75% and allowed for early repayment.

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

On October 25, 2007, two principal holders, two outside Directors, and the Company’s CEO, notified the Company they were exercising their right to convert their shares of the Company’s $2,082,000 Series B 10% Convertible Preferred Stock (the “Series B”) into common stock at the specified conversion price of $2.50 per share.  In the aggregate, these holder’s shares of the Series B represented 1,560 shares or 75% of the total of 2,082 issued and outstanding Series B shares.  Subsequently, on October 29, the Company issued a call for the redemption of the remaining balance of 522 issued and outstanding Series B shares on November 29, 2007.  The 10 holders of these shares had the option of converting their shares into common stock prior to the redemption date.  Nine holders elected to convert, and the remaining holder elected to redeem the preferred shares for cash and a final stock dividend accrued to the redemption date.  In all, the Series B was converted into 812,800 shares of common stock through conversion, and through redemption into a cash payment of $50,000 and an accrued final stock dividend of 1,332 shares of common stock.

In 2009, non-cash investments in the amount of $800,000 were redeemed compared to a purchase of $800,000 in 2008.

Capital expenditures for the year ended December 31, 2009 were $211,000 and included planned expenditures primarily for manufacturing and optical testing equipment that increased production capacity at our Northvale, New Jersey location.  During the year, a review program for planned capital expenditures was instituted, in order to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows.  Offsetting the impact of capital expenditures on cash flows was the receipt of $5,000 from the sale of fully depreciated surplus manufacturing equipment during the fourth quarter of 2009.  In 2009, the Company purchased precious metal manufacturing tools for $53,000 offset by the receipt of $16,000 for similar precious metal tools that were sold as part of the purchase.

This compares to capital expenditures in 2008 and 2007 of approximately $784,000 and $247,000, respectively.  In 2008, capital expenditures were primarily for increased production capacity and capability in both our Sarasota, Florida and Northvale, New Jersey locations.  Offsetting the impact of capital expenditures on cash flows was the receipt of $10,000 from the sale of surplus manufacturing equipment during the second quarter of 2008.

As a result of the above, cash and cash equivalents increased by $1,397,000 for 2009. In  2008, cash and cash equivalents decreased by $1,724,000 reflecting lower cash provided from operations and after cash used in investing activities for capital expenditures and increased cash used in financing activities related to the Company’s repayment of convertible debt.  The Company had certificates of deposit with terms greater than three months and showed these separately from cash and cash equivalents on the balance sheet.  For 2007, cash and cash equivalents increased by $1,318,000 to $4,396,000, after net cash outlays for debt repayments and redemptions of $1,697,000.

A summary of the Company’s contractual cash obligations at December 31, 2009 is as follows:
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years
	(In thousands)
Convertible notes payable	$2,500	$—	$2,500	$—	$—
Notes payable-other, including interest	550	23	69	46	412
Operating leases (1)	451	451	—	—	—
Total contractual cash obligations	$3,501	$474	$2,569	$46	$412

 (1)  Excludes all future lease renewal options available to Company and which have not yet been exercised.

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported a net loss of $2,800,000, which included a non-cash charge for goodwill of $1,558,000 and recorded net income of $1,098,000 in 2008 and $1,880,000 in 2007.  During 2009, 2008 and 2007, the Company’s working capital requirements were provided by positive cash flow from its operations.

Net cash provided by operations was $815,000 in 2009, $548,000 in 2008 and $3,001,000 in 2007.  The increase in cash provided by operations was primarily the results of the net improvement in working capital requirements, which includes a decrease in accounts receivable and inventory (excluding reserves) offset by an increase in accounts payable and accrued liabilities and customer advances, and offset by a decrease from the net loss, after adjusting for the non-cash charge for goodwill. The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2010.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2009 and 2008.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

c)  Changes in Internal Control over Financial Reporting

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

Item 9B Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)                      Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on Page 24.

(a) (2)                      Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 24.  All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

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

4.2
Form of Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.3
Form of Placement Agent Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.4
Promissory Note Dated June 30, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.5
Subordinated Convertible Promissory Note dated April 1, 2004 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.6
Subordinated Convertible Promissory Note dated October 31, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.7
Subordinated Convertible Promissory Note dated December 31, 2002 held by Welland, Ltd. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.8
Warrant dated March 31, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.9
Warrant dated May 19, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.10
Extension of Promissory Note dated February 15, 2008 originally issued to Clarex, Ltd. on October 31, 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

4.11
Extension of Promissory Note dated February 15, 2008 originally issued to Welland, Ltd. on December 31, 2002 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008)

4.12
Subordinated Convertible Promissory Note dated April 1, 2009 held by Clarex, Ltd. (which supersedes documents 4.6 and 4.10) (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

4.13
Subordinated Convertible Promissory Note dated April 1, 2009 held by Welland, Ltd.  (which supersedes documents 4.7 and 4.11) (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

23.1	Consent of Holtz Rubenstein Reminick LLP Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONIC PRODUCTS GROUP, INC.

By:	/s/ Joseph J. Rutherford
Joseph J. Rutherford
Chief Executive Officer

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 31, 2010
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	March 31, 2010
Luke P. LaValle, Jr.

/s/ Thomas H. Lenagh	Director	March 31, 2010
Thomas H. Lenagh

/s/ Dennis G. Romano	Director	March 31, 2010
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	March 31, 2010
N.E. Rick Strandlund

/s/ Joseph J. Rutherford	President, Chief Executive Officer	March 31, 2010
Joseph J. Rutherford	and Director

/s/ William J. Foote	Chief Financial Officer, Secretary and	March 31, 2010
William J. Foote	Treasurer

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photonic Products Group, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Holtz Rubenstein Reminick LLP

New York, New York
March 31, 2010

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,069,310	$2,672,087
Certificates of deposit	—	800,000
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2009 and 2008)	1,927,672	2,810,602
Inventories, net	2,265,973	2,732,336
Other current assets	164,081	188,084
Total Current Assets	8,427,036	9,203,109
Plant and equipment:
Plant and equipment at cost	14,604,728	14,445,027
Less: Accumulated depreciation and amortization	(12,016,247)	(11,139,771)
Total plant and equipment	2,588,481	3,305,256
Precious Metals	157,443	112,851
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	1,869,646
Intangible Assets, net of accumulated amortization	673,016	751,580
Other Assets	45,192	81,707
Total Assets	$12,610,740	$15,732,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -other	$9,000	$136,892
Accounts payable and accrued liabilities	1,632,650	2,160,665
Customer advances	346,429	456,754
Total Current Liabilities	1,988,079	2,754,311

Related Party Convertible Notes Payable	2,500,000	2,500,000
Notes Payable – Other, net of current portion	344,946	353,663
Total Liabilities	4,833,025	5,607,974

Commitments

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares 11,443,347 issued at December 31, 2009 and 11,230,678 issued at December 31, 2008	114,433	112,306
Capital in excess of par value	17,073,871	16,622,466
Accumulated deficit	(9,395,639)	(6,595,647)
	7,792,665	10,139,125

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	7,777,715	10,124,175
Total Liabilities and Shareholders’ Equity	$12,610,740	$15,732,149

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues
Net sales	$11,051,127	$16,301,209	$15,099,878

Cost and expenses
Cost of goods sold	8,896,539	11,486,620	9,141,049
Selling, general and administrative expense	3,278,161	3,857,805	3,561,570
Goodwill Impairment Charge	1,558,074	—	—
	13,732,774	15,344,425	12,702,619

Operating (loss) income	(2,681,647)	956,784	2,397,259

Other income (expense)
Interest expense, net	(130,387)	(170,476)	(261,327)
Gain on sale of plant and equipment	4,671	9,113	—
Gain (loss) on sale of precious metals	7,371	—	(5,851)
	(118,345)	(161,363)	(267,178)

(Loss) income before income taxes and preferred stock dividends	(2,799,992)	795,421	2,130,081

Income tax benefit (provision)	—	303,000	(250,000)

Net (loss) income	(2,799,992)	1,098,421	1,880,081

Preferred stock dividends	—	—	(238,167)

Net (loss) income applicable to common shareholders	$(2,799,992)	$1,098,421	$1,641,914

Net (loss) income per share - basic	$(0.25)	$0.10	$0.19

Net (loss) income per share - diluted	$(0.25)	$0.08	$0.13

Weighted average shares outstanding - basic	11,331,258	10,902,061	8,609,822

Weighted average shares outstanding – diluted	11,331,258	15,619,304	13,777,114

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Preferred Stock		Preferred Stock		Capital in			Total
	Common Stock		(Series A)		(Series B)		excess of		Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2007	7,882,074	$78,820	500	$500,000	2,082	$2,082,000	$11,926,815	$(9,335,982)	$(14,950)	$5,236,703

401K contribution	124,133	1,241	—	—	—	—	165,453	—	—	166,694

Dividend on preferred stock	134,612	1,346	—	—	—	—	236,821	(238,167)	—	—

Common stock issued on conversion of Series A Preferred stock	500,000	5,000	(500)	(500,000)	—	—	495,000	—	—	---

Common stock issued on exercise of options	651,100	6,511	—	—	—	—	438,736	—	—	445,247

Stock-based compensation expense	—	—	—	—	—	—	34,074	—	—	34,074

Common stock issued on conversion of Series B Preferred Stock	812,800	8,128	—	—	(2,032)	(2,032,000)	2,023,872	—	—	—

Redemption of Series B Preferred Stock	—	—	—	—	(50)	(50,000)	---	—	—	(50,000)

Net income for the year	—	—	—	—	—	—	—	1,880,081	—	1,880,081

Balance, December 31, 2007	10,104,719	101,046	—	—	—	—	15,320,771	(7,694,068)	(14,950)	7,712,799

401K contribution	75,907	759	—	—	—	—	159,422	—	—	160,181

Common stock issued on exercise of options	185,100	1,851	—	—	—	—	254,919	—	—	256,770

Common stock issued on conversion of warrants	864,952	8,650	—	—	—	—	798,937	—	—	807,587

Stock-based compensation expense	—	—	—	—	—	—	88,417	—	—	88,417

Net income for the year	—	—	—	—	—	—	—	1,098,421	—	1,098,421

Balance, December 31, 2008	11,230,678	112,306	—	—	—	—	16,622,466	(6,595,647)	(14,950)	10,124,175

401K contribution	66,469	664	—	—	—	—	178,404	—	—	179,068

Common stock issued on exercise of options	84,500	845	—	—	—	—	95,730	—	—	96,575

Common stock issued on conversion of warrants	50,000	500	—	—	—	—	67,000	—	—	67,500

Common stock issued on vesting of stock grants	11,700	118	—	—	—	—	(2,679)	—	—	(2,561)

Stock-based compensation expense	—	—	—	—	—	—	112,950	—	—	112,950

Net loss for the year	—	—	—	—	—	—	—	(2,799,992)	—	(2,799,992)

Balance, December 31, 2009	11,443,347	$114,433	—	$—	—	$—	$17,073,871	$(9,395,639)	$(14,950)	$7,777,715

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,799,992)	$1,098,421	$1,880,081

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,008,310	1,059,741	1,119,887
Goodwill impairment charge	1,558,074	—	—
401K common stock contribution	179,068	160,180	166,694
Deferred income taxes	—	(408,000)	—
Gain on sale of plant and equipment	(4,671)	(9,113)	—
(Gain) loss on sale of precious metal	(7,371)	—	5,851
Stock-based compensation expense	112,950	88,417	34,074
Change in inventory reserve	94,628	302,511	163,391

Changes in operating assets and liabilities:
Accounts receivable	882,930	(628,743)	214,627
Inventories	371,735	(103,767)	(758,438)
Other current assets	24,003	(24,019)	12,522
Other assets	34,107	7,865	32,854
Accounts payable and accrued liabilities	(528,015)	(581,301)	246,568
Customer advances	(110,325)	(413,796)	(117,413)
Total adjustments	3,615,423	(550,025)	1,120,617
Net cash provided by operating activities	815,431	548,396	3,000,698

Cash flows from investing activities:
Proceeds (purchase) of certificates of deposit	800,000	(800,000)	—
Purchase of plant and equipment	(210,563)	(784,534)	(246,518)
Purchase of precious metals	(53,538)	—	—
Proceeds from sale of plant and equipment	4,671	10,000	—
Proceeds from sale of precious metals	16,317	—	12,030
Net cash provided by (used in) investing activities	556,887	(1,574,534)	(234,488)

Cash flows from financing activities:
Net proceeds from issuance of common stock	161,514	1,064,357	445,247
Redemption of Series B Preferred shares	—	—	(50,000)
Principal payments of notes payable-other	(136,609)	(14,989)	(647,215)
Principal payments of convertible promissory notes	—	(1,700,000)	(1,000,000)
Principal payments of capital lease obligations	—	(47,088)	(196,349)
Net cash provided by (used in) financing activities	24,905	(697,720)	(1,448,317)

Net increase (decrease) in cash and cash equivalents	1,397,223	(1,723,859)	1,317,893

Cash and cash equivalents at beginning of the year	2,672,087	4,395,945	3,078,052

Cash and cash equivalents at end of the year	$4,069,310	$2,672,087	$4,395,945

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,000	$508,000	$298,000
Income taxes (refund) paid	$(8,000)	$408,000	$69,000

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2009

1.           Nature of Business and Summary of Significant Accounting Policies and Estimates

a.	Nature of Operations

Photonic Products Group, Inc. and Subsidiaries (the “Company”) is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments.  The Company’s principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors.  The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and the Far East, using independent sales agents.

b.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Upon consolidation, all inter-company accounts and transactions are eliminated.

c.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates.

d.	Cash and cash equivalents

The Company considers cash-on-hand and highly liquid investments with original maturity dates of three months or less at the date of purchase to be cash and cash equivalents. Investments with original maturity dates exceeding three months are separately disclosed on the Consolidated Balance Sheets and as cash flows from investing activities on the Consolidated Statements of Cash Flows.

e.	Accounts receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectibility of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.

f.	Inventories

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

g.	Plant and Equipment

Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range between 5 and 7 years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods, as appropriate, when failure to renew the lease imposes an economic penalty on the Company in such an amount that renewal appears to be probable, as that term is defined in paragraph 840-10-20 of the FASB Accounting Standards Codification.  In determining the amount of the economic penalty, management considers such factors as (i) the costs associated with the physical relocation of the offices, manufacturing facility and equipment, (ii) the economic risks associated with business interruption and potential customer loss during relocation and transition to new premises (iii) the significant costs of leasehold improvements required at any new location to custom fit our specific manufacturing requirements, and (iv) the economic loss associated with abandonment of existing leasehold improvements or other assets whose value would be impaired by vacating the facility.

Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded.

h.	Income taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company recognizes the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company adopted the provisions of the current accounting guidance on January 1, 2007, as a result of which, the Company did not recognize a material adjustment to the liability for unrecognized income tax benefits.

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements.

i.	Impairment of long-lived assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles with finite lives, which are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Long-lived assets held for sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.

j.	Goodwill and intangible assets with indefinite lives

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable assets of business acquisitions.  Goodwill and intangible assets with indefinite lives are not amortized.  The Company tests for impairment of goodwill and intangible assets with indefinite lives on an annual basis in December of each year, or more frequently whenever events occur or circumstances exist that indicates that impairment may exist.

k.	Stock-based compensation

Stock based compensation expense is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value of restricted stock units granted is estimated based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures, is amortized over the requisite service period of the award, which is generally the vesting period.

l.	Revenue recognition

The Company records revenue when all four of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the sales price is fixed or determinable; and

•	collectability is reasonably assured.

Losses on contracts in progress are recorded when identified.

m.	Internal research and development costs

Internal research and development costs are charged to expense as incurred.

n.	Precious metals

Precious metals consist of various fixtures used in the high temperature crystal growth manufacturing process.  They are valued at the lower of cost or net realizable value, on a first-in, first-out basis.

o.	Advertising costs

Advertising costs included in selling, general and administrative expenses were $32,000, $26,000 and $29,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Advertising costs are charged to expense when the related services are incurred or related events take place.

p.           Statement of cash flows and non-cash transactions

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months, or less when purchased, to be cash equivalents.

In 2007, non-cash financing transactions resulting from the exchange of Series A convertible preferred stock in exchange for common shares amounted to $500,000 and the exchange of Series B convertible preferred stock for common stock amounted to $2,032,000.

q.           Concentrations and credit risk

The Company may invest its excess cash in certificates of deposits with major financial institutions.  Generally, the investments range over a variety of maturity dates usually, within three to nine months, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

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

The Company utilizes many relatively uncommon materials and compounds to manufacture its products and relies on outside vendors for certain manufacturing services.  Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

For the year ended December 31, 2009, the Company’s top five customer accounts in the aggregate represented approximately 52% of total revenues, and three customers accounted for 41% of revenues.  These three customers each represented approximately 18%, 14% and 10% of sales, respectively.  Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year.  In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

r.           Fair value measurements

Effective January 1, 2008, the Company adopted new accounting guidance for all financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted new accounting guidance for non-financial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s Consolidated Financial Statements for 2009 or 2008, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

This new accounting guidance established a framework for measuring fair value and expanded related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The accounting guidance requires the following fair value hierarchy:

• Level 1 - Quoted prices (unadjusted) for identical assets and liabilities in active markets that the Company has the ability to access at the measurement date.

• Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation.

• Level 3 - Values determined by models, significant inputs to which are unobservable and are primarily based on internally derived assumptions regarding the timing and amount of expected cash flows.

            Long-lived assets, including goodwill and other intangible assets, may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. Managements’ determination of fair value, although highly subjective, is based on the best information available, including internal projections of future earnings and cash flows discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

s.	New Accounting Guidance

            In May 2009, the FASB issued new guidance on management’s assessment of subsequent events, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity evaluated subsequent events and the basis for that date. In February 2010, the FASB issued an update to this guidance which requires that SEC filers evaluate subsequent events through the date financial statements are available to be issued, but removed the requirement to disclose that date.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s consolidated financial statements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance more closely reflects the underlying economics of these transactions.  The Company is evaluating the impact of adopting this guidance which is effective beginning on January 1, 2011.

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

 In August 2009, the FASB issued accounting guidance which provides clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle.  The Company does not expect this accounting guidance, which is effective for us beginning October 1, 2009, to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued accounting guidance which primarily addresses the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.         Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of $1,410,000 for 2009 and $1,315,000 for 2008:

	December 31,
	2009	2008
	(In thousands)
Raw materials	$1,066	$1,169
Work in process, including manufactured parts and components	654	1,117
Finished goods	546	446
	$2,266	$2,732

3.         Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2009	2008
	(In thousands)
Office and computer equipment	$1,330	$1,274
Machinery and equipment	11,230	11,127
Leasehold improvements	2,044	2,044
	14,604	14,445
Less accumulated depreciation and amortization	(12,016)	(11,140)
	$2,588	$3,305

Depreciation expense (including amortization expense on software) recorded by the Company totaled $1,006,000, $1,060,000 and $1,120,000 for 2009, 2008 and 2007, respectively.

4.         Goodwill

The following table summarizes goodwill balances at December 31, 2009 and 2008 and changes in the carrying amount of goodwill during the year ended December 31, 2009:

		Amount (in thousands)
Balance at December 31, 2008		$1,870
Impairment charge		(1,558)
Balance at December 31, 2009	`	$312

During 2009, the Company experienced declines in sales and profitability, and economic and industry conditions remained uncertain.  As a result, the Company tested for impairment of goodwill for its two reporting units which the Company has identified as its two geographical operating units in Florida and New Jersey. In making this assessment, management considered a number of factors which include, among others, historical and current operating results and cash flows, current projections of future financial results and cash flows, business plans, current and projected economic conditions and industry trends.  There are inherent uncertainties associated with these factors and significant judgment is involved in evaluating each.

The testing for goodwill impairment is a two-step process.  The first step compares the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired as of the measurement date. Otherwise, if the carrying value exceeds the fair value, a second step must be followed to determine the level of impairment.  In establishing the fair value of the reporting unit, the Company uses both a market based approach and an income based approach as part of its valuation methodology.  Since quoted market prices in an active market are not separately available for the Company’s reporting units, the market based method estimates the fair value of the reporting unit utilizing an industry multiple of projected earnings before interest taxes, depreciation and amortization (“EBITDA”).  Due to the small capitalization value of the Company, the low trading volume of its stock and the niche market served by its products, the application of available industry comparables in establishing fair value requires a high degree of management judgment, and the actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. The income approach determines fair value based on the estimated discounted cash flows that each reporting unit is expected to generate in the future. For each method, the sensitivity of key assumptions are tested by using a range of estimates and the results of each method are corroborated as part of management’s determination of fair value.

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

Upon completion of the first step, the Company concluded that the carrying value of its Florida reporting unit exceeded its fair value and a step two analysis was required.  The step-two analysis resulted in the Company recording an impairment charge against the full carrying value of goodwill of its Florida reporting unit, in the amount of $1,558,000. The Company has determined that the carrying value of its goodwill in connection with its acquisitions of its New Jersey reporting unit in the amount of $312,000 is not impaired as of December 31, 2009.

The Company also evaluated its property and equipment and intangible assets for impairment.  Based on the results of the tests performed, management concluded that that an impairment of its long-lived assets is not required at December 31, 2009.

5.         Intangible Assets

Intangible assets include acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology and trademarks.  Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.  The Company evaluates whether events or circumstances have occurred indicating the carrying amount of intangible assets may not be recoverable.  When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the associated undiscounted future cash flows compared to the related carrying amount of assets to determine if an impairment loss should be recognized.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The gross carrying amount of intangible assets as of December 31, 2009 and 2008 was $1,100,000, respectively.  Accumulated amortization related to intangible assets was $427,000 as of December 31, 2009 and $348,000 as of December 31, 2008.  Amortization expense was approximately $79,000 for the years ended December 31, 2009 and December 31, 2008, respectively.  Aggregate amortization for the five succeeding years from January 1, 2010 through December 31, 2014 is expected to be approximately $395,000, accumulating at the rate of $79,000 per year.  The weighted average remaining life of the Company’s intangible assets is approximately 8.5 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(213)	$337
Completed technology	363	(141)	222
Trademarks	187	(73)	114

Total	$1,100	$(427)	$673

	At December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(174)	$376
Completed technology	363	(115)	248
Trademarks	187	(59)	128

Total	$1,100	$(348)	$752

6.         Related Party Transactions

In March 2009, the maturity date of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) was extended to April 1, 2011.  The note bears interest at 6% and was originally due in January 2006, extended to December 31, 2008 and subsequently extended again to April 1, 2009.  Interest accrues yearly and along with principal may be converted into securities of the Company as follows:  The Note is convertible in the aggregate into 1,500,000 Units with each unit consisting of one share of common stock and one warrant.  The warrants had an original expiration date of August 2009 and each warrant allowed the holder to acquire 0.75 shares of common stock at a price of $1.35 per share.  The expiration date of the warrants under the conversion terms has been extended to April 1, 2014.  Clarex is a major shareholder and debt holder.

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

Both these extensions of Subordinated Convertible Promissory Notes had no impact on the Company’s financial statements.

In May, 2008, Clarex exercised 200,000 warrants set to expire on May 18, 2008 for $216,000 and the Company issued 200,000 shares of its common stock.

In March, 2008, Clarex elected to exercise the 200,000 warrants expiring on March 31, 2008 and the Company issued 200,000 shares of its commons stock for proceeds of $85,000.

In January 2008, the Company repaid in full a $1,700,000 Secured Promissory Note held by Clarex, including accrued interest of $477,444.

7.         Notes Payable - Other

 The remaining $125,000 balance of a $175,000 Note originally issued as part of the purchase of MRC on October 16, 2004, to the sole shareholder, along with accrued interest of $4,212 was paid in May 2009, prior to the maturity date.  Three additional notes, totaling $295,725, were assumed from note holders of MRC subsequent to its acquisition.  The notes had interest rates ranging from 6.0% to 10.5% and were payable from 2 to 4 years.  In 2005, two of the notes totaling $199,525 were exchanged for two notes totaling $125,000, 80,000 shares of common stock of the Company and 60,000 warrants exercisable for 60,000 shares of common stock at $1.35 per share.  The warrants expire in 2010.  Two of the three additional notes were paid in full in 2006 and the remaining note was paid in May 2009. In addition, a note payable to the U.S. Small Business Administration was also assumed by the Company.  The remaining  note has a balance of $353,946 as of December 31, 2009, bears interest at the rate of 4.0% and is due in 2032.

Notes payable - Other consist of the following:

	December 31,
	2009	2008

Notes payable - Other, payable in monthly installments of approximately $1,925, and bearing an interest rate of 4.0% and expiring in April 2032.	$354,000	$491,000
Less current portion	(9,000)	(137,000)
Long-term debt, excluding current portion	$345,000	$354,000

Notes payable other, mature as follows:

Year ending December 31:
2010	$9,000
2011	9,400
2012	9,800
2013	10,200
2014	10,600
Thereafter	305,000
$354,000

8.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2009	2008
	(in thousands)
Trade accounts payable and accrued purchases	$328	$575
Accrued vacation	205	389
Accrued payroll	63	150
Accrued interest	975	827
Accrued payroll tax payable	8	9
Accrued bonus	—	81
State and Federal income tax (prepaid) payable	(107)	(92)
Accrued 401K common stock contribution	155	172
Accrued expenses – other	6	50
	$1,633	$2,161

9.         Income Taxes

The Company’s income tax benefit (provision) consists of the following:

	Years Ended
	December 31,
	2009	2008	2007

Current:
Federal provision	$—	$(5,000)	$(50,000)
State provision	—	(100,000)	(200,000)
	—	(105,000)	(250,000)
Deferred:
Federal tax benefit	—	408,000	—
State	—	—	—
	—	408,000	—
Total	$—	$303,000	$(250,000)

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Year s Ended
	December 31,
	2009		2008		2007
Federal statutory rate	(34.0	) %	34.0%		34.0%
State statutory rate	(8.0)		12.6		9.4
Net operating loss carryforward - Federal	—		(34.0)		(34.0)
Federal AMT	—		0.6		2.3
Expected tax benefit of net operating loss carryforward	—		(51.3)		—
Goodwill impairment charge	22.0		—		—
Change in Valuation Allowance	25.6		—		—
Prior year adjustments	(5.6)		—		—
Effective income tax rate	—%		(38.1	) %	11.7%

At December 31, 2009, the Company has estimated Federal and State net operating loss carry forwards of approximately $5,824,000 and $1,406,000, respectively.  These tax loss carry forwards expire at various dates through 2029.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs.  Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.  The Company has not prepared an analysis of ownership changes but does not believe that such limitations would apply to the Company.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2009	2008

Inventory reserves	$593,000	$410,000
Accrued vacation	86,000	133,000
Account receivable reserves	6,000	—
Depreciation	86,000	(280,000)
Loss carry forwards	2,086,000	1,878,000
Gross deferred tax assets	2,857,000	2,141,000
Valuation allowance	(2,449,000)	(1,733,000)
Net deferred tax asset	$408,000	$408,000

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business.  As of December 31, 2009 and 2008, the Company has recognized a deferred tax asset of $408,000 which we estimate will be recoverable in future periods, net of a valuation allowance of $2,449,000.

10.           Equity Compensation Program and Stock-based Compensation

a.           2000 Equity Compensation Program

The Company’s 2000 Equity Compensation Program provides for grants of options, stock appreciation rights and performance shares to employees, officers, directors, and others who render services to the Company.  The program consists of four plans including:  (i) the Incentive Equity Compensation Program which provide for grants of “incentive stock options”, (ii) the Supplemental Program which provide for grants of stock options to non-employees, (iii) the SAR Program which allows the granting of stock appreciation rights and, (iv) the Performance Share Program under which eligible participants may receive stock awards, including restricted stock and restricted stock units.  The plans are administered by the Compensation Committee of the Board of Directors.  Under these plans, an aggregate of up to 6,000,000 shares of common stock may be granted.  The 2000 Equity Compensation plan expires in August 2010. The Company’s Board of Directors has approved a new plan covering 4,000,000 million shares, which is subject to shareholder approval at the Company’s next annual meeting.

b.           Stock Option Expense

The Company's results for the years ended December 31, 2009, 2008 and 2007 include stock-based compensation expense for stock option grants totaling $65,000, $47,000 and $34,000, respectively.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($7,000 for 2009, $8,000 for 2008 and $8,000 for 2007), and selling, general and administrative expenses ($58,000 for 2009, $39,000 for 2008 and $26,000 for 2007).

As of December 31, 2009, 2008 and 2007, there were $311,300, $17,000 and $52,300 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 3 years, 1.1 years and 2.1 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2009 and 2007 was $1.22 and $1.47, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2009 and 2007:

	Years Ended
	December 31,
	2009	2008	2007
Dividend yield	0.00%	—%	0.00%
Volatility	180 - 232%	—%	144.9%
Risk-free interest rate	2.5 - 3.45%	—%	4.7%
Expected life	10 years	—	10 years

The Company did not issue any stock options during 2008.

c.           Stock Option Activity

The Company granted 305,084 stock options during the year ended December 31, 2009 at exercise prices ranging from $1.00 to $1.75, which was equal to the closing market price on the respective date of each grant.  The Company granted 29,039 options during the year ended December 31, 2007 at an exercise price of $1.50, which was equal to the closing market price on the date of each grant.  No stock options were granted in 2008.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2007	1,879,700	$1.25
Granted	29,039	1.98
Exercised	(651,100)	0.68
Forfeited /Expired	(29,000)	1.98
Outstanding as of December 31, 2007	1,228,639	1.52
Granted	—	—
Exercised	(182,000)	1.42
Forfeited/Expired	(16,500)	3.25
Outstanding as of December 31, 2008	1,030,139	1.50
Granted	305,084	1.22
Exercised	(84,500)	1.14
Forfeited /Expired	(35,000)	1.10
Outstanding as of December 31, 2009(b)	1,215,723	$1.46	3.5	$63,295

Exercisable as of December 31, 2009	914,995	$1.55	1.9	$63,295

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2009 exceeds the exercise prices of the respective options.

(b)  Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2009.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2009.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2009	33,220	$1.48
Granted	305,084	$1.22
Vested	(37,576)	$1.31
Forfeited	—	—
Non-vested – December 31, 2009	300,728	$1.21

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007, was $49,000, $35,000 and $71,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $2.00	1,143,123	9.8	$1.33	842,394	$1.37
$3.25 - $5.00	72,600	0.8	$3.59	72,600	$3.59

(1)   There were no outstanding options with an exercise price between $2.00 and $3.25.

d.           Restricted Stock Unit Awards

There were no grants in 2009.  During 2008, the Company granted 23,500 restricted stock units under the 2000 Performance Share Program with a fair market value of $85,300 based on the closing market price of the Company’s stock on the grant date.  In December 2007, the Company granted 12,000 restricted stock units to one individual under the 2000 Performance Share Program with a fair market value of $48,000 based on the closing market price of the Company’s stock on the grant date.  These grants vest over a three year period contingent on continued employment over the vesting period.  There were no previous grants of restricted stock units under this plan.  The Company recognized related stock compensation expense of $48,000 ($5,000 in Cost of Goods Sold and $43,000 in Selling, General and Administrative expenses) in 2009, $41,000 ($5,000 in Cost of Goods Sold and $36,000 in Selling, General and Administrative expenses) in 2008 and $0 in 2007.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	# of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2008	12,000	$4.00
Granted	23,500	$3.63
Vested	(4,000)	$4.00
Forfeited/Expired	—	$—
Outstanding as of December 31, 2008	31,500	$3.72
Granted	—	$—
Vested	(13,504)	$3.79
Forfeited/Expired	—	$—
Outstanding as of December 31, 2009	17,996	$3.68

The total fair value of restricted stock units which vested during 2009 was $20,774 as of the vesting date.

11.           Net (Loss) Income per Share

The Company computes and presents net (loss) income per common share in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive. For the year ended December 31, 2009, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.

This included a weighted average of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes.  The weighted average number of outstanding anti-dilutive warrants excluded from the computation of diluted net income per common share year ended December 31, 2009 was 193,500 and the weighted average number of outstanding anti-dilutive common stock options was 259,987.  In addition, a total weighted average of 14,789 shares of non-vested restricted stock with a grant date fair value in excess of the average market price of the common shares during the year was excluded from the computation because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Years ended December 31,
	2009	2008	2007
Numerators

Net (loss) income applicable to common shareholders - basic	$(2,799,992)	$1,098,421	$1,641,914
Interest on Convertible Debt	—	150,000	188,096
Net (loss) income applicable to common shareholders - diluted	$(2,799,992)	$1,248,421	$1,830,010

Denominators

Weighed average shares outstanding-Basic	11,331,258	10,902,061	8,609,822
Convertible Debt	—	2,500,000	3,102,740
Warrants	—	1,615,417	1,585,206
Stock options	—	594,972	479,346
Restricted stock units	—	6,854	—
Weighted average shares outstanding - diluted	11,331,258	15,619,304	13,777,114

Net income per common share – basic	$(0.25)	$0.10	$0.19
Net income per common share — diluted	$(0.25)	$0.08	$0.13

12.           Work Force Reduction

In the first quarter of 2009, the Company reduced its combined work-force by approximately 23%, in order to eliminate costs and align it’s workforce with its current business requirements while ensuring the Company would continue to meet its customers’ needs.  The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $1.1 million.  Severance payments expensed in the first quarter of the year but paid in the first and second quarters of the year totaled approximately $140,000.

13.           Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease.  Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.  On November 1, 2008, the lease was renewed for a two year term to October 31, 2010, at substantially the same terms.  The Company has options to renew the Northvale lease for two additional two year terms running through October 31, 2012, with fixed terms.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006.  Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.  During 2006, MRC Optics negotiated terms for the renewal of the lease until August 31, 2008.  In 2008, the Company elected to extend the lease until August 31, 2010 and has the option of three additional two year renewal periods through August 31, 2016.

The total rent for these leases was approximately $582,000, $588,000 and $570,000 in 2009, 2008 and 2007, respectively.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods are $451,000 for 2010.

b.	Retirement plans

The Company maintains a 401(k) savings plan (the “Plan”) for all eligible employees (as defined in the plan).  The 401(k) plan allows employees to contribute up to 20% of their compensation on a salary reduction, pre-tax basis up to the statutory limitation.  The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions based on a pre-determined formula.

In 2009, the Company matched employee contributions of $154,524 in the form of 103,403 shares of the Company’s common stock, which were issued to the Plan in March 2010.  In 2008, the Company matched employee contributions in the amount of $179,068 contributed in the form of 66,469 shares of the Company’s common stock, distributed in February 2009.  The Company contributed $160,181 in the form of 75,907 shares of the Company’s common stock in March 2008 for the 2007 fiscal year. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

14.           Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2009		2008		2007
Category	Sales	%	Sales	%	Sales	%
Optical Components	$10,350,000	94	$14,750,000	90	$13,410,000	89
Laser Accessories	701,000	6	1,551,000	10	1,690,000	11
TOTAL	$11,051,000	100	$16,301,000	100	$15,100,000	100

The Company’s export sales, which are primarily to customers in countries within Europe, the Near East and Japan, amounted to approximately 7.2%, 5.2%, and 9.5% of product sales in 2009, 2008 and 2007, respectively.

The Company had sales to three major domestic customers which accounted for 17.7% and 13.8%, and 9.8% of sales.  Each customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.     In 2008, the same three customers represented 8.7%, 21.6% and 5.9% of sales, respectively.

During the past three years, sales the Company’s top five customers represented approximately 51.6%, 58.8% and 56.9% of sales, respectively.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

15.           Shareholders’ Equity

a.	Common shares reserved at December 31, 2009, are as follows:

2000 Equity compensation plan	6,000,000
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
Warrants outstanding	60,000
Accrued interest convertible to common shares at $1.00 per share	975,000

b.	Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, no par value, which the Board of Directors has the authority to issue from time to time in a series.  The Board of Directors also has the authority to fix, before the issuance of each series, the number of shares in each series and the designation, preferences, rights and limitations of each series.

The Company had no shares of preferred stock issued and outstanding as of December 31, 2009 or 2008.

In 2007, the Series A preferred stock consisting of 500 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $1.00 per share was converted into 500,000 common shares of the Company’s stock in April 2007.

A total of 2,032 shares of the Series B preferred stock consisting of 2,082 shares at a stated value of $1,000 per share and convertible into common shares at the rate of $2.50 per share were converted in October and November of 2007.  One holder of the remaining 50 shares of Series B preferred stock elected to redeem its shares for a cash payment of $50,000 and an accrued stock dividend of 1,332 common shares of the Company.

There were no common stock dividends, either declared or paid, for the year ended December 31, 2009 or 2008.  For the years ended December 31, 2007, the Company paid a common stock dividend on preferred stock of 134,612 shares equal to $238,167 based on the closing market price of the common shares on the issue date.

c.           Warrants

As of December 31, 2009, the Company has 60,000 outstanding warrants with an exercise price of $1.35 and a fair value of $1.31 which expire in May 2010.  During the year ended December 31, 2009, a total of 50,000 warrants were exercised with a fair value of $1.29 and an exercise price of $1.35 each or $67,500, in total.  A total of 893,790 warrants with an exercise price of $1.35 and fair value of $1.29 expired during the year.

16.           Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2009 due to their short-term maturities.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2009 in the amount of $2,854,000 approximates fair value.

17.           Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2009	First	Second	Third	Fourth

Net sales	$2,815,097	$2,620,437	$2,664,963	$2,950,630
Gross profit	381,687	419,098	606,530	747,273
Net loss	(314,409)	(336,998)	(2,122,330)	(26,255)
Net loss per share - Basic	(0.03)	(0.03)	(0.19)	(0.00)
Net loss per share - Diluted	(0.03)	(0.03)	(0.19)	(0.00)

Year 2008	First	Second	Third	Fourth

Net sales	$4,164,248	$4,007,412	$3,802,935	$4,326,614
Gross profit	1,501,593	1,219,202	1,065,424	1,028,370
Net income	491,200	294,017	169,120	144,084
Net income per share - Basic	0.05	0.03	0.02	0.01
Net income per share - Diluted	0.03	0.02	0.01	0.01

Year 2007	First	Second	Third	Fourth

Net sales	$3,540,874	$3,678,796	$3,837,660	$4,042,548
Gross profit	1,381,500	1,393,238	815,825	1,368,266
Net income	434,860	396,488	797,413	251,320
Net income per share - Basic	0.06	0.02	0.09	0.03
Net income per share – Diluted	0.04	0.02	0.06	0.02

Schedule II –Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Expenses	Additions (Deductions) to Other Accounts	Deductions	Balance at End of Period

Allowance for Doubtful Accounts
Year ended December 31, 2009	$15,000	—	—	—	$15,000
Year ended December 31, 2008	$15,000	—	—	—	$15,000
Year Ended December 31, 2007	$15,000	—	—	—	$15,000

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2009	$1,733,000	—	716,000	—	$2,449,000
Year ended December 31, 2008	$2,041,000	(408,000)	100,000	—	$1,733,000
Year Ended December 31, 2007	$3,065,000	—	(1,024,000)	—	$2,041,000