Form 10-Q
period 2010-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2010-05-14
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from ___________________ to ___________________

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
Yes ☐ No ☒

Common shares of stock outstanding as of May 14, 2010:
11,556,729 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,522,508	$4,069,310
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2010 and 2009)	1,785,770	1,927,672
Inventories, net	2,047,934	2,265,973
Other current assets	128,775	164,081
Total current assets	8,484,987	8,427,036
Plant and equipment:
Plant and equipment, at cost	14,635,278	14,604,728
Less: Accumulated depreciation and amortization	(12,228,667)	(12,016,247)
Total plant and equipment	2,406,611	2,588,481
Precious Metals	157,443	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	653,375	673,016
Other Assets	46,432	45,192
Total Assets	$12,468,420	$12,610,740

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	1,707,854	1,632,650
Customer advances	204,448	346,429
Total current liabilities	1,921,302	1,988,079

Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	342,664	344,946
Total liabilities	4,763,966	4,833,025

Commitments	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,561,329 shares issued at March 31, 2010 and 11,443,347 issued at December 31, 2009	115,612	114,433
Capital in excess of par value	17,273,900	17,073,871
Accumulated deficit	(9,670,108)	(9,395,639)
	7,719,404	7,792,665
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,704,454	7,777,715
Total Liabilities and Shareholders’ Equity	$12,468,420	$12,610,740

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Total revenue	$2,808,046	$2,815,097

Cost and expenses:
Cost of goods sold	2,267,552	2,433,410
Selling, general and administrative expenses	779,994	907,079
	3,047,546	3,340,489

(Loss) from operations	(239,500)	(525,392)

Other expense:
Interest expense—net	(34,969)	(32,388)
Gain on sale of precious metals	—	7,371
	(34,969)	(25,017)

Net (loss) before income taxes	(274,469)	(550,409)

Income tax benefit	—	236,000

Net (loss)	$(274,469)	$(314,409)

Net (loss) per common share — basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding —basic and diluted	11,458,411	11,260,199

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(274,469)	$(314,409)

Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	234,457	252,490
401K common stock contribution	154,535	179,068
Gain on sale of precious metals	—	(7,371)
Deferred income taxes	—	(236,000)
Stock based compensation	38,706	23,595
Changes in operating assets and liabilities:
Accounts receivable	141,902	1,014,530
Inventories, net	218,039	93,150
Other current assets	35,306	(71,069)
Other assets	(1,240)	33,855
Accounts payable and accrued liabilities	75,204	(485,844)
Customer advances	(141,981)	(125,445)
Total adjustments and changes	754,928	670,959
Net cash provided by operating activities	480,459	356,550

Cash flows from investing activities:
Capital expenditures	(32,946)	(37,224)
Purchase of precious metals	—	(53,538)
Purchase of certificates of deposit, net	—	(7,738)
Proceeds from sale of precious metals	—	16,317
Net cash (used in) investing activities	(32,946)	(82,183)

Cash flows from financing activities:
Redemption of restricted stock units	(533)	(986)
Proceeds from exercise of stock options	8,500	—
Principal payments of notes payable-other	(2,282)	(3,923)
Net cash provided by (used in) financing activities	5,685	(4,909)

Net increase in cash and cash equivalents	453,198	269,458

Cash and cash equivalents at beginning of period	4,069,310	2,672,387

Cash and cash equivalents at end of period	$4,522,508	$2,941,545

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,000	$4,000
Income taxes (refund) paid	$(75,000)	$10,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Photonic Products Group, Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

 The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

Management Estimates

These unaudited condensed financial statements and related disclosures have been prepared in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market.  The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued.  Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,015	$1,066
Work in process, including manufactured parts and components	554	654
Finished goods	479	546
	$2,048	$2,266

Income Taxes

For the three months ended March 31, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2009, the Company recorded a net deferred tax benefit of $236,000, comprised of a deferred tax benefit of $289,000 resulting from the reduction to its deferred tax asset valuation offset by a deferred tax liability of $53,000.

At March 31, 2010, the Company had a total net deferred tax asset balance of $2,951,000, an increase of $94,000 from December 31, 2009.  Although the Company believes that the current year’s losses were caused by the recent economic conditions and are non-recurring, the Company has increased the valuation allowance to $2,543,000 to fully offset the current year’s increase in the deferred tax asset.

As of March 31, 2010, the Company has recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of March 31, 2010 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss) Income per Common Share

The Company computes and presents net (loss) income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three months ended March 31, 2010 and 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.   A total of 1,222,000 common stock options and grants, 1,935,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share for the three months ended March 31, 2010.  For the three months ended March 31, 2009, 1,103,000 stock options and grants, 2,879,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount		Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Per Share:
Net (Loss)	$(274,469)	11,458,411	$(0.02	) )	$(314,409)	11,260,199	$(0.03)
Effect of dilutive securities:
Convertible Debt	—	—			—	—
Warrants	—	—			—	—
Options and stock grants	—	—			—	—
Diluted (Loss) Per Share:
Net (Loss) Applicable to Common Shareholders	$(274,469)	11,458,411	$(0.02)		$(314,419)	11,260,199	$(0.03)

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Stock-based compensation expense is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of the grant.  The fair value of these awards, adjusted for estimated forfeitures, is amortized over the requisite service period of the award, which is generally the vesting period.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance more closely reflects the underlying economics of these transactions.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption of this guidance is permitted.  The Company adopted this pronouncement effective January 1, 2010 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.  Early adoption of this standard is permitted.  The Company adopted this pronouncement effective January 1, 2010 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance which requires entities to provide greater transparency about transfers of financial assets and a company’s continuing involvement in those transferred financial assets.  The accounting guidance also removes the concept of a qualifying special-purpose entity.  The adoption of the accounting guidance, which was effective for the Company beginning January 1, 2010, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using Level 3 fair value measurements (significant observable inputs).  This guidance is effective for the Company on or after January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which does not become effective until fiscal years beginning after December 15, 2010.  Adoption of this new guidance is for disclosure purposes only and did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2 – EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)  Stock Option Expense

The Company's results for the three months ended March 31, 2010 and 2009 include stock-based compensation expense for stock option grants totaling $29,766 and $12,487, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $10,830 for 2010 ($1,440 for 2009), and selling, general and administrative expenses in the amount of $18,936 for 2010 ($11,047 for 2009).

As of March 31, 2010, there was $279,391 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.75 years.

The fair value of option grants used to determine the stock option expense is estimated as of the grant date, using the Black-Scholes option pricing model.  The Company follows guidance under FASB ASC Topic 505, “Share-Based Payment,” when reviewing and updating its assumptions.  Expected volatility is based upon the historical volatility of the Company’s stock and other contributing factors.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Expected Dividend yield	0.00%	0.00%
Expected Volatility	236%	180%
Risk-free interest rate	3.7%	2.5%
Expected term	8 -10 years	8 -10 years

b)  Stock Option Activity

For the three months ended March 31, 2010, there were 5,000 options granted with a weighted average estimated fair value of $1.00 and a weighted average exercise price of $1.00 which was equal to the closing market price on the date of the grant.  The options have a term of 10 years and vest ratably over the first three years following the grant date.

The following table represents stock options granted, exercised, and forfeited during the three month period ended March 31, 2010:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,215,723	$1.46	3.5	$161,000
Granted	5,000	1.00
Exercised	(10,000)	.85
Forfeited	(2,100)	1.00
Outstanding at March 31, 2010	1,208,623	$1.47	3.4	$71,795

Exercisable at March 31, 2010	933,040	$1.56	2.1	$71,795

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2010.

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Non-vested - January 1, 2010	300,728	$1.21
Granted	5,000	$1.00
Vested	(28,045)	$1.57
Forfeited	(2,100)	$1.00
Non-vested – March 31, 2010	275,583	$1.16

The total fair value of options vested during the three months ended March 31, 2010 and 2009 was $43,980 and $46,900, respectively.

c)  Restricted Stock Unit Awards

There were no grants of restricted stock units under this plan during the three months ended March 31, 2010 and 2009.

Restricted stock unit awards generally vest over a three year period contingent on continued employment or service over the vesting period.

The Company's results for the three months ended March 31, 2010 and 2009 include stock-based compensation expense of $8,940 and $11,108, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,335 for 2010 ($1,333 for 2009) and in selling, general and administrative expenses in the amount of $7,605 for 2010 ($9,775 for 2009).

A summary of the Company’s non-vested restricted stock units at March 31, 2010 is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested - January 1, 2010	17,996	$3.68
Granted	—	—
Vested	(4,998)	$4.00
Forfeited	—	—
Non-vested – March 31, 2010	12,998	$3.55

NOTE 3- STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company issued 103,403 common shares to the PPGI 401k plan as a match to employee contributions during 2009.  In addition, 10,000 common shares were issued for proceeds of $8,500 in connection with stock option exercises.  The Company also issued 4,579 shares of common stock on the vesting of employee stock grants during the quarter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures.  It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009.

Results of Operations

Photonic Products Group, Inc.’s business falls into two general product categories: Optical Components (including standard and custom optical components and assemblies, crystals and crystal components), and Laser Accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches).  Its optical components product lines and services are brought to market through three brands: INRAD, Laser Optics and MRC Optics (“MRC”).  Laser accessories are manufactured and sold by INRAD.  The Company operates manufacturing facilities in Florida and New Jersey.

Revenue

Sales for the three months ended March 31, 2010 were $2,808,000 compared with $2,815,000 in the first quarter of 2009, down 0.3%.

Overall, the Company’s sales were relatively unchanged from the prior year but lower than pre-recession levels, reflecting reduced spending by the defense/aerospace customers we serve and the lingering effects of the economic recession on many of our commercial customers.

Sales of custom optical components in the first quarter declined by approximately 10.3% compared to the same period in 2009, reflecting lower sales activity of this product segment across all three business brands.  Offsetting this, sales of laser accessories increased by 44.4% in the first quarter of 2010 compared to the same period last year, as demand for our laser systems and related components increased.

Sales to major customers, defined as those who represent more than 10% of period sales, increased as a percentage of total sales to 58.1% in the first quarter of 2010 compared to 43.2% in the first quarter of 2009.  In addition, sales to these major customers increased, in dollar terms, by 34.0% compared to sales in the comparable period last year. Sales to the Company’s top five customers increased in the first quarter of 2010 by approximately 20.2%, from the same period 2009.

Although sales were mainly unchanged, the Company’s sales and marketing efforts continue to focus on the development of new markets and products, expanding current markets and adding new customers to its existing base to position it to take advantage of future opportunities as they arise.

Product backlog was $4.2 million at March 31, 2010 compared to backlog of $4.9 million at March 31, 2009.  Although the current period backlog level is lower than a year ago, the current quarter order activity was higher in the first quarter of 2010 compared to 2009.  The Company had a book to bill ratio of 0.96 to 1 in the first quarter of 2010 which was an increase from a book to bill ratio of 0.59 to 1 for the first quarter of 2009.

Cost of Goods Sold

For the three months ended March 31, 2010, cost of goods sold was $2,268,000 or 80.8% of sales compared to $2,433,000 or 86.4% of sales, for the same period last year.

In the first quarter of 2010, manufacturing wages and salaries and related fringe benefits fell by 16.1% compared with the same period in 2009 mainly as a result of the Company’s work force reductions that were initiated at the end of the first quarter of 2009.  In addition, these manufacturing labor costs also decreased as a percentage of sales by the same percentage.

Material costs were mainly unchanged in the first quarter of 2010 compared with the same periods in 2009.  However, as a percentage of sales, material costs increased slightly due to the shift in product sales mix in the first quarter of 2010 compared to 2009.

Gross margin in the first quarter of 2010 was $540,000 or 19.2%, compared with $382,000 or 13.6% in the comparable period of 2009, reflecting the factors discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2010 were $780,000 or 27.8% of sales compared to $907,000 or 32.2% of sales for the three months ended March 31, 2009.  This represents a decrease of approximately $127,000 or 14.0% which is comprised mainly of a decrease in SG&A salaries and wages and fringe benefits expense of $97,000 reflecting personnel reductions implemented in the first quarter of 2009.

Operating (Loss) Income

The Company had an operating loss of $240,000 in the three months ended March 31, 2010 compared with an operating loss of $525,000 in the three months ended March 31, 2009 which was an improvement of $285,000 despite the slight decrease in sales, as discussed above.

Other Income and Expense

For the three months ended March 31, 2010, net interest expense was $35,000, a slight increase from $32,000 in the first quarter of last year.

Overall interest expense for the three months ended March 31, 2010 was $41,000 which was a slight decline from $43,000 in the comparable period for 2009.  Offsetting the decline in interest expense was a decrease in interest income of $5,000 in first quarter of 2010 compared with the first quarter of 2009.  This was mainly as a result of reductions in bank interest rates on invested cash balances.

In the first quarter of 2009, the Company sold surplus tools and recorded a gain of $7,371 on the sale.

Income Taxes

For the three months ended March 31, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

For the three months ended March 31, 2009, the Company recorded a net deferred tax benefit of $236,000, comprised of a deferred tax benefit of $289,000 resulting from the reduction to its deferred tax asset valuation offset by a deferred tax liability of $53,000.

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

At March 31, 2010, the Company had a total net deferred tax asset balance of $2,951,000, an increase of $94,000 from December 31, 2009.  Although the Company believes that the current year’s losses were caused by the recent economic conditions, the Company has increased the valuation allowance to $2,543,000 to fully offset the current year’s increase in the deferred tax asset.

As of March 31, 2010, the Company has recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of March 31, 2010 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss) Income

The Company had a net loss of $274,000 for the three months ended March 31, 2010 compared with a net loss of $314,000 for the three months ended March 31, 2009.  This improvement was primarily attributable to positive effect of lower manufacturing labor costs on profit margins and the impact of SG&A cost reductions, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major uses of cash in the past two years have been for repayment and servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated cash requirements for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs over the balance of the year.  Consistent with historical results, during the first three months of 2010 and 2009, our primary sources of capital were cash from operating activities.

The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$480	$357
Net cash (used in) investing activities	(33)	(82)
Net cash provided by (used) in financing activities	6	(5)
Net increase in cash and cash equivalents	$453	$270

Net cash flow provided by operating activities was $480,000 for the three months ended March 31, 2010, compared with net cash flow provided by operating activities of $357,000 in the same period last year.  The increase in operating cash flows was due to several factors, but primarily resulted from the improvement in the Company’s net loss of $274,000 in 2010 compared to a loss of $525,000 before the deferred tax benefit of $236,000 recorded in the comparable period last year, and improved working capital levels related to reductions in inventory and accounts payable levels, offset by lower reductions in accounts receivable levels, as compared to the comparable period last year.

Inventory levels decreased by $218,000 to $2,048,000 at March 31, 2010 compared to a decrease of $93,000 in the three month period ended March 31, 2009.  The decrease in inventory is primarily attributable to a decline in booking levels during 2009.

In the three months ended March 31, 2010, accounts payable balances increased which provided $75,000 of cash flow in 2010 compared to a decrease in accounts payable balances in the comparable period in 2009 which was a use of cash in the amount of $486,000. The decrease in 2009 primarily reflected the decrease in purchasing activity in 2009 due to a decline in sales volume in 2009 compared to 2008.

In the first three months of 2010, reductions in accounts receivable provided $142,000 of cash flow.  Accounts receivable balances fell from $1,928,000 at December 31, 2009 to $1,786,000 at March 31, 2010.  While accounts receivable balances did decrease in 2010, they did not decrease at the same rate compared to the $1,015,000 decrease in accounts receivable in the comparable period in 2009.  The decrease in 2009 was primarily the result of the decline in sales volume in 2009 compared to 2008.

Customer advances decreased by $142,000 to $204,000 in the first three months of 2010.  Customer advances vary with the timing of orders from customers.  In the comparable period in 2009, customer advances decreased by $125,000 to $331,000.

Capital expenditures for the three months ended March 31, 2010 were $33,000 and were mainly unchanged from $37,000, last year.  Management continued its review program for planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.  In the three months ended March 31, 2009, the Company purchased precious metal manufacturing tools for $53,000 offset by the receipt of $16,000 for similar precious metal tools that were sold as part of the purchase.

Net cash provided by financing activities during the first three months of 2009 totaled $6,000 and consisted of principal payments of $2,000 on other long term notes offset by the proceeds from the exercise of stock options in the amount of $8,000.  In the first three months of 2009, net cash used in financing activities was $5,000 for principal payments on other long term notes.

The Company had a net increase in cash and cash equivalents of $453,000 in the three months ended March 31, 2010 compared with an increase of $269,000 in the corresponding period last year.

Cash and cash equivalents at March 31, 2010 were $4,522,000.  At December 31, 2009, the Company had $4,069,000 in cash and cash equivalents.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.

ITEM 4.	CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Photonic Products Group, Inc.

By:	/s/Joseph J. Rutherford
Joseph J. Rutherford
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer and Secretary

Date:    May 14, 2010