Form 10-Q
period 2010-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2010-08-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11668

PHOTONIC PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes           ☐           No           ☒

Common shares of stock outstanding as of August 13, 2010:
11,556,729 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

INDEX

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,463,112	$4,069,310
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2010 and 2009)	1,338,065	1,927,672
Inventories, net	2,129,564	2,265,973
Other current assets	168,964	164,081
Total current assets	8,099,705	8,427,036
Plant and equipment:
Plant and equipment, at cost	14,666,997	14,604,728
Less: Accumulated depreciation and amortization	(12,444,850)	(12,016,247)
Total plant and equipment	2,222,147	2,588,481
Precious Metals	157,443	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	633,734	673,016
Other Assets	48,284	45,192

Total Assets	$11,880,885	$12,610,740

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	1,815,561	1,632,650
Customer advances	118,953	346,429
Related party convertible notes payable due within one year	2,500,000	—
Total current liabilities	4,443,514	1,988,079

Related Party Convertible Notes Payable	—	2,500,000
Other Long Term Notes, net of current portion	340,436	344,946

Total liabilities	4,783,950	4,833,025

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,561,329 shares issued at June 30, 2010 and 11,443,347 issued at December 31, 2009	115,613	114,433
Capital in excess of par value	17,315,278	17,073,871
Accumulated deficit	(10,319,006)	(9,395,639)
	7,111,885	7,792,665
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,096,935	7,777,715

Total Liabilities and Shareholders’ Equity	$11,880,885	$12,610,740

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total revenue	$2,164,491	2,620,437	$4,972,537	$5,435,534

Cost and expenses:
Cost of goods sold	1,908,779	2,201,339	4,176,330	4,634,749
Selling, general and administrative expenses	869,695	879,852	1,649,690	1,786,931
	2,778,474	3,081,191	5,826,020	6,421,680

(Loss) from operations	(613,983)	(460,754)	(853,483)	(986,146)

Other expense:
Interest expense—net	(34,915)	(32,244)	(69,884)	(64,632)
Gain on sale of precious metals	—	—	—	7,371
	(34,915)	(32,244)	(69,884)	(57,261)

Net (loss) before income taxes	(648,898)	(492,998)	(923,367)	(1,043,407)

Income tax benefit	—	156,000	—	392,000

Net (loss)	$(648,898)	$(336,998)	$(923,367)	$(651,407)

Net (loss) per common share— basic and diluted	$(0.06)	$(0.03)	$(0.08)	$(0.06)

Weighted average shares outstanding—basic and diluted	11,556,729	11,333,477	11,494,929	11,286,263

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(923,367)	$(651,407)

Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	470,281	504,694
401K common stock contribution	154,535	179,068
Gain on sale of precious metals	—	(7,371)
Deferred income taxes	—	(392,000)
Stock based compensation	80,085	62,586
Changes in operating assets and liabilities:
Accounts receivable	589,607	1,321,710
Inventories, net	136,409	279,117
Other current assets	(4,883)	(52,435)
Other assets	(3,092)	34,106
Accounts payable and accrued liabilities	182,911	(457,733)
Customer advances	(227,476)	(335,181)
Total adjustments and changes	1,378,377	1,136,561
Net cash provided by operating activities	455,010	485,154

Cash flows from investing activities:
Capital expenditures	(64,665)	(48,450)
Purchase of precious metals	—	(53,538)
Proceeds from redemption of certificates of deposit	—	800,000
Proceeds from sale of precious metals	—	16,317
Net cash (used in) provided by investing activities	(64,665)	714,329

Cash flows from financing activities:
Redemption of restricted stock units	(533)	(986)
Proceeds from exercise of stock options	8,500	66,825
Proceeds from exercise of warrants	—	50,625
Principal payments of notes payable-other	(4,510)	(132,227)
Net cash provided by (used in) financing activities	3,457	(15,763)

Net increase in cash and cash equivalents	393,802	1,183,720

Cash and cash equivalents at beginning of period	4,069,310	2,672,087

Cash and cash equivalents at end of period	$4,463,112	$3,855,807

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,000	$11,441
Income taxes (refund) paid	$(75,000)	$25,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Photonic Products Group, Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

 The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were issued.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,086	$1,066
Work in process, including manufactured parts and components	563	654
Finished goods	481	546
	$2,130	$2,266

Income Taxes

For the three and six months ended June 30, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

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

At June 30, 2010, the Company had a total net deferred tax asset balance of $3,233,000, an increase of $376,000 from December 31, 2009.  The Company has increased the valuation allowance to $2,825,000 to fully offset the current period increase in the deferred tax asset.

As of June 30, 2010, the Company has recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  The Company believes that the current year’s losses were caused by the current economic conditions that are not expected to recur in extended future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of June 30, 2010 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2009, the Company recorded a current tax benefit of $27,000 and a net current tax liability of $26,000, respectively.  In addition, the Company reduced its deferred tax asset valuation allowance and recognized a deferred tax benefit of $129,000 and $418,000, for the three and six months ended June 30, 2009.  This resulted in a total net benefit of $156,000 for the three months ended June 30, 2009 and $392,000 for the six months ended June 30, 2009 after offsetting the tax benefit against the deferred tax liability.

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

For the three months and six months ended June 30, 2010 and 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.   A total of 875,000 common stock options and grants, 1,875,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share for the three months and six months ended June 30, 2010.  For the three months and six months ended June 30, 2009, 1,077,000 stock options and grants, 2,879,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share.

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

In April 2010, the Financial Accounting Standards Board (FASB) ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus requires its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods beginning on or after June 15, 2010. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2010 and 2009 include stock-based compensation expense for stock option grants totaling $29,766 and $22,881, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $10,830 ($1,829 for 2009), and selling, general and administrative expenses in the amount of $18,936 ($21,052 for 2009).

The Company’s results of operations for the six months ended June 30, 2010 and 2009 include stock-based compensation expense for stock option grants totaling $59,532 and $35,366, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $21,660 ($3,269 for 2009), and selling, general and administrative expenses in the amount of $37,872 ($32,099 for 2009).

As of June 30, 2010 and 2009, there were $248,640 and $133,563 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.5 years and 2.75 years, respectively.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended
	June 30,
	2010	2009
Expected Dividend yield	0.00%	0.00%
Expected Volatility	236%	180 - 218%
Risk-free interest rate	3.7%	2.5 – 3.2%
Expected term	8 -10 years	8 -10 years

b)	Stock Option Activity

For the six months ended June 30, 2010, there were 5,000 options granted with a weighted average estimated fair value of $1.00 and a weighted average exercise price of $1.00 which was equal to the closing market price on the date of the grant.  The options have a term of 10 years and vest ratably over the first three years following the grant date.

The following table represents stock options granted, exercised, and forfeited during the six month period ended June 30, 2010:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,215,723	$1.46	3.5	$161,000
Granted	5,000	1.00
Exercised	(10,000)	.85
Expired	(345,500)	2.00
Forfeited	(4,100)	1.00

Outstanding at June 30, 2010	861,123	$1.26	4.9	$150,950

Exercisable at June 30, 2010	595,865	$1.30	3.2	$108,190

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2010.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2010	300,728	$1.21
Granted	5,000	$1.00
Vested	(36,370)	$1.65
Forfeited	(4,100)	$1.00
Non-vested – June 30, 2010	265,258	$1.15

The total fair value of options vested during the six months ended June 30, 2010 and 2009 was $60,000 and $49,000, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units under this plan during the six months ended June 30, 2010 and 2009.

Restricted stock unit awards generally vest over a three year period contingent on continued employment or service over the vesting period.

The Company's results of operations for the three months ended June 30, 2010 and 2009 include stock-based compensation expense for restricted stock unit grants totaling $11,613 and $16,112, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,335 ($1,336 for 2009), and selling, general and administrative expenses in the amount of $10,278 ($14,776 for 2009).

The Company’s results of operations for the six months ended June 30, 2010 and 2009 include stock-based compensation expense for restricted stock unit grants totaling $20,553 and $27,220, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $2,670 ($2,669 for 2009), and selling, general and administrative expenses in the amount of $17,883 ($24,551 for 2009).

A summary of the Company’s non-vested restricted stock units at June 30, 2010 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2010	17,996	$3.68
Granted	—	—
Vested	(4,998)	$4.00
Forfeited	—	—
Non-vested – June 30, 2010	12,998	$3.55

NOTE 3- STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company issued 103,403 common shares to the PPGI 401k plan as a match to employee contributions made during 2009.  In addition, 10,000 common shares were issued for proceeds of $8,500 in connection with stock option exercise and 4,579 shares of common stock were issued, net of vested shares tendered to cover withholding taxes, on the vesting of employee stock grants during the six months ended June 30, 2010.

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

Results of Operations

Photonic Products Group, Inc.’s business includes two general product categories: Optical Components (including standard and custom optical components and assemblies, crystals and crystal components), and Laser Accessories (including wavelength conversion instruments that employ nonlinear or electro-optical crystals to perform the function of wavelength conversion, or optical switching, and optical Q-switches).  Its optical components product lines and services are brought to market through three brands: INRAD, Laser Optics and MRC Optics (“MRC”).  Laser accessories are manufactured and sold by INRAD.  The Company operates manufacturing facilities in Florida and New Jersey.

Revenue

Sales for the three months ended June 30, 2010 were $2,164,000 compared with $2,620,000 in the second quarter of 2009, down 17.4%.  Sales for the six months ended June 30, 2010 were $4,973,000 compared with sales of $5,436,000 for the six months ended June 30, 2009, down 8.5%.

Overall, the Company’s sales continue to reflect reduced spending by the defense/aerospace customers we serve and the lingering effects of the economic recession on many of our commercial customers.

Sales of custom optical components in the second quarter and year to date declined by approximately 29.5% and 19.5%, respectively, compared to the same periods in 2009, reflecting lower sales activity of this product segment across all three business brands.  Offsetting this, sales of laser accessories in the second quarter and year to date increased by 36.2% and 40.4%, respectively, compared to the same periods in the prior year, as demand for our laser systems and related components increased.

The Company’s sales base has been historically comprised of a small number of large volume accounts.  Sales volumes for each account tend to fluctuate from quarter to quarter as orders are scheduled for delivery.  In order to diversify our customer base and mitigate the impact of these customers, the Company’s sales and marketing efforts continue to focus on developing new markets and products and adding new customers to its existing base. The Company’s efforts in this area will take some time to achieve significant results but to-date progress has been shown with several new accounts, international as well as domestic, having been added to our customer base.

Product backlog was $3.6 million at June 30, 2010 compared to backlog of $5.4 million at June 30, 2009.  Although the order activity was higher in the first quarter of 2010 compared to 2009, the order activity for the first six months of 2010 was $564,000 less than the same period a year ago.  One large customer order expected in the first half of 2010, for approximately $600,000, was pushed out until later in the year and had a negative impact on both bookings and shipments.  The Company had a book to bill ratio of 0.85 to 1 in the first six months of 2010 which was a slight decrease from a book to bill ratio of 0.88 to 1 for the first six months of 2009.

Cost of Goods Sold

For the three months ended June 30, 2010, cost of goods sold was $1,909,000 or 88.2% of sales compared to $2,201,000 or 84.0% of sales, for the same period last year.  For the six months ended June 30, 2010, cost of goods sold was $4,176,000 or 84.0% of sales compared to $4,635,000 or 85.3%for the six months ended June 30, 2009.

In the three and six months ended June 30, 2010, manufacturing wages and salaries and related fringe benefits fell by 6.2% and 11.7% compared with the same period in 2009 mainly as a result of the Company’s work force reductions that were initiated at the end of the first quarter of 2009, as well as, additional staff reductions in the second quarter 2009.

Material costs, as a percentage of sales, increased slightly due to the shift in product sales mix in the first six months of 2010 compared to 2009 although the purchase price of many components and supplies remained relatively stable year over year.

Gross margin in the second quarter of 2010 was $256,000 or 11.8%, compared with $419,000 or 16.0% in the comparable period of 2009, reflecting the factors discussed above.  For the six months ended June 30, 2010, the gross margin was $796,000 or 16.0%, compared with $801,000 or 14.7% for the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended June 30, 2010 were $870,000 or 40.2% of sales compared to $880,000 or 33.6% of sales for the three months ended June 30, 2009.  Despite the slight decrease in the dollar amount of SG&A expenses, the expenses increased as a percentage of sales as the sales decline outpaced the expense savings during the current quarter compared to the prior year.

For the six months ended June 30, 2010, SG&A expenses were $1,650,000 or 33.2% of sales compared to $1,787,000 or 32.9% for the six months ended June 30, 2009.  This represents a decrease of $137,000 or 7.7% which is comprised mainly of a decrease in SG&A salaries and wages and fringe benefits expense of $90,000 reflecting personnel reductions implemented in the first quarter of 2009 and additional reductions in the second quarter of 2009.

Operating Loss

The Company had an operating loss of $614,000 in the three months ended June 30, 2010 compared with an operating loss of $461,000 in the three months ended June 30, 2009 primarily reflecting the decrease in sales.  For the six months ended June 30, 2010, the Company had an operating loss of $853,000 compared with an operating loss of $986,000 which was an improvement of $133,000 despite the decrease in sales, as discussed above.

Other Income and Expense

For the three months ended June 30, 2010, net interest expense was $35,000, a slight increase from $32,000 in the same period last year.  For the six months ended June 30 2010, net interest expense was $70,000, up from net interest expense of $65,000 in the comparable period last year. The increase was primarily the result of a decrease in offsetting interest earned, as lower bank interest rates were slightly offset by higher cash balances periods compared to last the second quarter and six months ended June 30, 2009.

Income Taxes

For the three and six months ended June 30, 2010, the Company did not record a provision for current state tax or federal alternative minimum tax as the Company incurred a loss for both income tax and financial reporting purposes.

For the three months ended June 30, 2009, the Company recorded a net deferred tax benefit of $156,000, comprised of a deferred tax benefit of $129,000 resulting from the reduction to its deferred tax asset valuation and a current tax benefit of $27,000.

For the six months ended June 30, 2009, the Company recorded a net deferred tax benefit of $392,000, comprised of a deferred tax benefit of $418,000 resulting from the reduction to its deferred tax asset valuation offset by a net current tax liability of $26,000 after offsetting the tax benefit against the tax liability.

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

At June 30, 2010, the Company had a total net deferred tax asset balance of $3,233,000, an increase of $376,000 from December 31, 2009.  Although the Company believes that the current year’s losses were caused by the recent economic conditions which are temporary, the Company has increased the valuation allowance to $2,825,000 to fully offset the current year’s increase in the deferred tax asset.

As of June 30, 2010, the Company has recognized a portion of its net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods against future taxable earnings.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  In determining the Company’s valuation allowance as of June 30, 2010 management has concluded that it is more likely than not that the deferred tax asset in excess of the valuation allowance will be realized.  Any future increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

The Company had a net loss of $649,000 and $923,000, respectively, for the three and six months ended June 30, 2010 compared with a net loss of $337,000 and $651,000 for the three and six months ended June 30, 2009.  The increase in the net loss primarily reflect the lower sales volumes, net of the positive effect of lower manufacturing labor costs on profit margins and the impact of SG&A cost reductions, as discussed above.  Additionally, the Company recorded a net income tax benefit of $156,000 and $392,000 in the three and six months ended June 30, 2009, which favorably impacted the net loss in those periods.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major uses of cash in the past two years have been for repayment and servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated cash requirements for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs over the next twelve months.  Consistent with historical results, during the first six months of 2010 and 2009, our primary sources of capital were cash from operating activities.

The following table summarizes the net cash provided and used by operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$455	$485
Net cash (used in) provided by investing activities	(65)	714
Net cash provided by (used) in financing activities	4	(16)
Net increase in cash and cash equivalents	$394	$1,183

Net cash flow provided by operating activities was $455,000 for the six months ended June 30, 2010, compared with net cash flow provided by operating activities of $485,000 in the same period last year.  The slight decrease in operating cash flows was due to several factors, but primarily resulted from the improvement in the Company’s net loss of $923,000 in 2010 compared to a loss of $1,043,000 before the deferred tax benefit of $392,000 recorded in the comparable period last year, and improved working capital levels related to lower reductions in accounts payable and customer advances, offset by lower reductions in inventory and accounts receivable levels, as compared to the comparable period last year.

In the six months ended June 30, 2010, accounts payable balances increased which provided $183,000 of cash flow in 2010 compared to a decrease in accounts payable balances in the comparable period in 2009 which was a use of cash in the amount of $458,000. The decrease in 2009 primarily reflected the decrease in purchasing activity in 2009 due to a decline in sales volume in 2009 compared to 2008.

Inventory levels decreased by $136,000 to $2,130,000 at June 30, 2010 compared to a decrease of $279,000 in the six month period ended June 30, 2009.  The decrease in inventory is primarily attributable to the timing of bookings and the overall decline in booking levels during 2010 and 2009.

In the first six months of 2010, reductions in accounts receivable provided $590,000 of cash flow.  Accounts receivable balances fell from $1,928,000 at December 31, 2009 to $1,338,000 at June 30, 2010.  While accounts receivable balances did decrease in 2010, they did not decrease at the same rate compared to the $1,322,000 decrease in accounts receivable in the comparable period in 2009.  The decrease in 2009 was primarily the result of the decline in sales volume in 2009 compared to 2008.

Customer advances decreased by $227,000 to $119,000 in the first six months of 2010.  Customer advances vary with the timing of orders from customers.  In the comparable period in 2009, customer advances decreased by $335,000 to $122,000.

A Subordinated Convertible Promissory Note for $1,000,000, bearing an interest rate of 6% per annum and issued to Clarex Limited is due on April 1, 2011.  Interest accrues yearly and along with principal may be converted into common stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 units consisting of 1,000,000 shares of common stock and warrants which allow the holder to acquire an additional 750,000 shares of common stock at a price of $1.35 per share.  The warrants have an expiration date of April 1, 2014.

A second Subordinated Convertible Promissory Note for $1,500,000, bearing an interest rate of 6% per annum also matures on April 1, 2011.  Interest accrues yearly and along with principal may be converted into common stock, and/or securities convertible into common stock.  The note is convertible into 1,500,000 units consisting of 1,500,000 shares of common stock and warrants to acquire 1,125,000 additional shares of common stock at a price of $1.35 per share up to April 1, 2014.  The holder of the note is a major shareholder of the Company.

The total amount of $2,500,000 in Subordinated Convertible Promissory Notes due on April 1, 2011 have been reclassified from long term debt to current liabilities on the balance sheet at June 30, 2010.

Capital expenditures for the six months ended June 30, 2010 were $65,000, up from $48,000 last year.  Management continued its review program for planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.  In the six months ended June 30, 2009, the Company redeemed $800,000 of certificates of deposit, and purchased precious metal manufacturing tools for $53,000 offset by the receipt of $16,000 for similar precious metal tools that were sold as part of the purchase.

Net cash provided by financing activities during the first six months of 2010 totaled $4,000 and consisted of principal payments of $4,000 on other long term notes offset by the proceeds from the exercise of stock options in the amount of $8,000.  In the first six months of 2009, net cash used in financing activities was $16,000 and consisted of principal payments of $132,000 on other long term notes, offset by the proceeds from the exercise of stock options and warrants in the amount of $116,000.

The Company had a net increase in cash and cash equivalents of $394,000 in the six months ended June 30, 2010 compared with an increase of $1,184,000 in the corresponding period last year.

Cash and cash equivalents at June 30, 2010 were $4,463,000.  At December 31, 2009, the Company had $4,069,000 in cash and cash equivalents.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date:  August 13, 2010