Form 10-Q
period 2010-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2010-11-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission file number	0-11668

PHOTONIC PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes      ☐        No        ☒

Common shares of stock outstanding as of November 15, 2010:

11,558,056 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

INDEX

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,243,420	$4,069,310
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2010 and 2009)	1,484,612	1,927,672
Inventories, net	2,602,370	2,265,973
Other current assets	110,264	164,081
Total current assets	8,440,666	8,427,036
Plant and equipment:
Plant and equipment, at cost	14,724,355	14,604,728
Less: Accumulated depreciation and amortization	(12,661,325)	(12,016,247)
Total plant and equipment	2,063,030	2,588,481
Precious Metals	157,443	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	614,093	673,016
Other Assets	51,078	45,192

Total Assets	$12,045,882	$12,610,740

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	2,228,427	1,632,650
Customer advances	114,418	346,429
Related party convertible notes payable due within one year	2,500,000	—
Total current liabilities	4,851,845	1,988,079

Related Party Convertible Notes Payable	—	2,500,000
Other Long Term Notes, net of current portion	338,185	344,946

Total liabilities	5,190,030	4,833,025

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,562,656 shares issued at September 30, 2010 and 11,443,347 issued at December 31, 2009	115,626	114,433
Capital in excess of par value	17,355,938	17,073,871
Accumulated deficit	(10,600,762)	(9,395,639)
	6,870,802	7,792,665
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	6,855,852	7,777,715

Total Liabilities and Shareholders’ Equity	$12,045,882	$12,610,740

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenue	$2,478,581	$2,664,963	$7,451,118	$8,100,497

Cost and expenses:
Cost of goods sold	1,983,903	2,058,433	6,160,234	6,693,182
Selling, general and administrative expenses	741,657	746,511	2,391,347	2,533,442
Goodwill impairment charge	—	1,558,074	—	1,558,074
	2,725,560	4,363,018	8,551,581	10,784,698

(Loss) from operations	(246,979)	(1,698,055)	(1,100,463)	(2,684,201)

Other expense:
Interest expense—net	(34,776)	(32,275)	(104,660)	(96,907)
Gain on sale of precious metals	—	—	—	7,371
	(34,776)	(32,275)	(104,660)	(89,536)

Net (loss) before income taxes	(281,755)	(1,730,330)	(1,205,123)	(2,773,737)

Income tax provision	—	392,000	—	—

Net (loss)	$(281,755)	$(2,122,330)	$(1,205,123)	$(2,773,737)

Net (loss) per common share—basic and diluted	$(0.02)	$(0.19)	$(0.10)	$(0.25)

Weighted average shares outstanding—basic and diluted	11,558,056	11,404,247	11,512,335	11,311,574

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(1,205,123)	$(2,773,737)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	707,462	753,711
401(k) common stock contribution	154,535	179,068
Goodwill impairment charge	—	1,558,074
Gain on sale of precious metals	—	(7,371)
Loss on disposal of fixed assets	944	—
Stock based compensation	121,464	86,433
Changes in operating assets and liabilities:
Accounts receivable	443,060	1,093,609
Inventories, net	(336,397)	292,140
Other current assets	53,817	1,306
Other assets	(5,886)	34,106
Accounts payable and accrued liabilities	595,777	(424,755)
Customer advances	(232,011)	(341,087)
Total adjustments and changes	1,502,765	3,225,234
Net cash provided by operating activities	297,642	451,497

Cash flows from investing activities:
Capital expenditures	(124,032)	(139,180)
Purchase of precious metals	—	(53,538)
Proceeds from redemption of certificates of deposit	—	800,000
Proceeds from sale of precious metals	—	16,317
Net cash (used in) provided by investing activities	(124,032)	623,599

Cash flows from financing activities:
Redemption of restricted stock units	(1,239)	(1,861)
Proceeds from exercise of stock options	8,500	75,325
Proceeds from exercise of warrants	—	67,500
Principal payments of notes payable-other	(6,761)	(134,388)
Net cash provided by financing activities	500	6,576

Net increase in cash and cash equivalents	174,110	1,081,672

Cash and cash equivalents at beginning of period	4,069,310	2,672,087

Cash and cash equivalents at end of period	$4,243,420	$3,753,759

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,000	$15,056
Income taxes (refund) paid	$(74,000)	$25,000

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

Inventories are comprised of the following and are shown net of inventory reserves:

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,213	$1,066
Work in process, including manufactured parts and components	819	654
Finished goods	570	546
	$2,602	$2,266

Income Taxes

For the three and nine months ended September 30, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

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

At September 30, 2010, the Company had a total net deferred tax asset balance of $3,141,000, an increase of $284,000 from December 31, 2009.  The Company has increased the valuation allowance to $2,733,000 to fully offset the current period increase in the deferred tax asset.

As of September 30, 2010, the Company has recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  The Company believes that the current year’s losses were caused by the recent economic conditions.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of September 30, 2010 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized.  When sufficient positive evidence exists, the Company’s income tax expense may be reduced by a decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

In the third quarter of 2009, due to the negative impact of the economic recession on the Company’s profitability, the Company re-evaluated the likelihood that the benefit of deferred tax assets would be realized in future periods and accordingly, the Company increased its estimate of the valuation allowance against the deferred tax assets and recorded a deferred tax provision in the amount of $392,000.  This offset the net tax benefit recorded in the first six months of 2009 and reduced the net deferred tax asset to $408,000.

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

For the three and nine months ended September 30, 2010 and 2009, the potential dilutive effect of all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.  A total of 811,000 common stock options and grants, 1,875,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009, 1,043,000 stock options and grants, 1,935,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share.

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

In April 2010, the Financial Accounting Standards Board (FASB) ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements.  This consensus requires its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved.  In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones.  This authoritative guidance was adopted by the Company on July 1, 2010 but did not have a material impact on our consolidated financial statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK-BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2010 and 2009 include stock-based compensation expense for stock option grants totaling $29,766 and $14,905, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $10,830 ($2,162 for 2009), and selling, general and administrative expenses in the amount of $18,936 ($12,743 for 2009).

The Company’s results of operations for the nine months ended September 30, 2010 and 2009 include stock-based compensation expense for stock option grants totaling $89,298 and $50,275, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $32,490 ($6,098 for 2009), and selling, general and administrative expenses in the amount of $56,808 ($44,177 for 2009).

As of September 30, 2010 and 2009, there were $230,138 and $118,658 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.3 years and 2.75 years, respectively.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended
	September 30,
	2010	2009
Expected Dividend yield	0.00%	0.00%
Expected Volatility	226 - 236%	180 - 218%
Risk-free interest rate	2.7 - 3.7%	2.5 – 3.2%
Expected term	8 -10 years	8 -10 years

b)	Stock Option Activity

For the nine months ended September 30, 2010, there were 10,000 options granted with a weighted average estimated fair value of $1.00 and a weighted average exercise price of $1.00 which was equal to the closing market price on the date of the grants.  The options have a term of 10 years and vest ratably over the first three years following the grant date.

The following table represents stock options granted, exercised, and forfeited during the nine month period ended September 30, 2010:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,215,723	$1.46	3.5	$161,000
Granted	10,000	1.00
Exercised	(10,000)	.85
Expired	(395,500)	2.16
Forfeited	(16,147)	1.27

Outstanding at September 30, 2010	804,076	$1.14	5.7	$80,295

Exercisable at September 30, 2010	543,952	$1.12	4.0	$80,295

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2010.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2010	300,728	$1.21
Granted	10,000	$1.00
Vested	(36,373)	$1.65
Forfeited	(14,231)	$1.06
Non-vested – September 30, 2010	260,124	$1.16

The total fair value of options vested during the nine months ended September 30, 2010 and 2009 was $60,000 and $49,000, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units under this plan during the nine months ended September 30, 2010 and 2009.

Restricted stock unit awards generally vest over a three year period contingent on continued employment or service over the vesting period.

The Company's results of operations for the three months ended September 30, 2010 and 2009 include stock-based compensation expense for restricted stock unit grants totaling $11,613 and $8,938, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $1,335 ($1,333 for 2009), and selling, general and administrative expenses in the amount of $10,278 ($7,605 for 2009).

The Company’s results of operations for the nine months ended September 30, 2010 and 2009 include stock-based compensation expense for restricted stock unit grants totaling $32,166 and $36,158, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $4,005 ($4,002 for 2009), and selling, general and administrative expenses in the amount of $28,161 ($32,156 for 2009).

A summary of the Company’s non-vested restricted stock units at September 30, 2010 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2010	17,996	$3.68
Granted	—	—
Vested	(6,998)	$3.59
Forfeited	(4,000)	$4.00
Non-vested – September 30, 2010	6,998	$3.59

NOTE 3- STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company issued 103,403 common shares to the PPGI 401(k) plan as a match to employee contributions made during 2009.  In addition, 10,000 common shares were issued for proceeds of $8,500 in connection with a stock option exercise and 5,906 shares of common stock were issued, net of vested shares tendered to cover withholding taxes, on the vesting of employee stock grants during the nine months ended September 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “may”, “intend”, “plan:, “project”,  and “will”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Revenue

Sales for the three months ended September 30, 2010 were $2,479,000 compared with $2,665,000 in the third quarter of 2009, down 7.0%.  Sales for the nine months ended September 30, 2010 were $7,451,000 compared with $8,100,000 for the nine months ended September 30, 2009, down 8.0%.

Overall, the Company’s sales continue to reflect reduced spending by the defense/aerospace customers we serve and the lingering effects of the economic recession on many of our commercial customers.

Sales of custom optical components in the third quarter and year to date declined by approximately 8.4% and 15.9%, respectively, compared to the same periods in 2009, reflecting lower sales activity of this product segment across all three business brands.  Offsetting this, sales of laser accessories in the third quarter and year to date increased by 4.3% and 26.4%, respectively, compared to the same periods in the prior year, as demand for our laser systems and related components increased.

The Company’s sales base has been historically comprised of a small number of large volume accounts.  Sales volumes for each account tend to fluctuate from quarter to quarter as orders are scheduled for delivery.  In order to diversify our customer base and mitigate the impact of these fluctuations, the Company’s sales and marketing efforts have been expanded to develop new markets and products.  The Company’s efforts in this area will take some time to achieve significant results but to-date progress has been shown with several new international and domestic accounts.
Orders for the third quarter were $4.63 million compared to $1.55 million last year.  This was the Company’s highest level of new orders since the first quarter of 2008.  Total orders for the nine months ended September 30, 2010 were $8.87 million compared to $6.35 million for the same nine month period last year.  The Company also saw its book to bill ratio increase to 1.19 to 1 in the first nine months of 2010 from a book to bill ratio of 0.78 to 1 last year. The book to bill ratio is defined by the Company as its ratio of new orders to sales in a period.

Product backlog was $5.6 million at September 30, 2010 compared to backlog of $4.3 million at September 30, 2009.

Cost of Goods Sold

For the three months ended September 30, 2010, cost of goods sold was $1,984,000 or 80.0% of sales compared to $2,058,000 or 77.2% of sales, for the same period last year.  For the nine months ended September 30, 2010, cost of goods sold was $6,160,000 or 82.7% of sales compared to $6,693,000 or 82.6% for the nine months ended September 30, 2009.

In the three and nine months ended September 30, 2010, manufacturing wages and salaries and related fringe benefits fell by 8.0% and 10.5% compared with the same period in 2009 mainly as a result of the Company’s work force reductions that were initiated at the end of the first quarter of 2009, as well as, additional staff reductions in the second and third quarters of 2009.

Material costs, as a percentage of sales, increased slightly due to the shift in product sales mix in the first nine months of 2010 compared to 2009 although the purchase price of many components and supplies remained relatively stable year over year.

Gross margin in the third quarter of 2010 was $495,000 or 20.0%, compared with $607,000 or 22.8% in the comparable period of 2009, reflecting the factors discussed above.  For the nine months ended September 30, 2010, the gross margin was $1,291,000 or 17.3%, compared with $1,407,000 or 17.4% for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended September 30, 2010 were $742,000 or 29.9% of sales compared to $747,000 or 28.0% of sales for the three months ended September 30, 2009.  Despite the slight decrease in the dollar amount of SG&A expenses, the expenses increased as a percentage of sales as the sales decline outpaced the expense savings during the current quarter compared to the same quarter in the prior year.

For the nine months ended September 30, 2010, SG&A expenses were $2,391,000 or 32.1% of sales compared to $2,533,000 or 31.3% for the nine months ended September 30, 2009.  This represents a decrease of $142,000 or 5.6% which is comprised mainly of a decrease in SG&A salaries and wages and fringe benefits expense of $93,000 reflecting personnel reductions implemented in the first quarter of 2009 and additional reductions in the second quarter of 2009.

Operating Loss

The Company had an operating loss of $247,000 in the three months ended September 30, 2010 and $1,100,000 for the nine months ended September 30, 2010.  During the three months ended September 30, 2009, the Company recorded a non-cash charge for the impairment of goodwill of $1,558,000.  Excluding the charge for goodwill impairment, the Company had an operating loss of $140,000 for the three months ended September 30, 2019 and $1,126,000 for the nine months ended September 30, 2019.  Despite an 8% reduction in sales in the nine months ended 2010 compared to the same period last year, the Company’s operating loss was positively affected by savings in manufacturing and SG&A salaries, wages and fringe benefits, as discussed above, and was slightly less than the comparable period last year.

Other Income and Expense

For the three months ended September 30, 2010, net interest expense was $35,000, a slight increase from $32,000 in the same period last year.  For the nine months ended September 30 2010, net interest expense was $105,000, versus $97,000 in the comparable period last year.  The increase was primarily the result of a decrease in offsetting interest earned, as lower bank interest rates were slightly offset by higher cash balances in 2010 compared to the third quarter and nine months ended September 30, 2009.

Income Taxes

For the three and nine months ended September 30, 2010, the Company did not record a provision for current state tax or federal alternative minimum tax as the Company incurred a loss for both income tax and financial reporting purposes.

In the three months ended September 30, 2009, the Company re-evaluated the likelihood that the benefit of its deferred tax assets would be realized in future periods and accordingly, the Company increased its estimate of the valuation allowance against the deferred tax assets and recorded a deferred tax provision of $392,000.

For the nine months ended September 30, 2009, the Company did not record a provision for current state or federal alternative minimum tax as the Company incurred a loss for both income tax and financial reporting purposes.

Net Loss

The Company had a net loss of $282,000 and $1,205,000, respectively, for the three and nine months ended September 30, 2010 compared with $2,122,000 and $2,774,000 for the three and nine months ended September 30, 2009, which included a non-cash charge of $1,558,000 for goodwill impairment.  Excluding the non-cash charge for goodwill in 2009, the net losses incurred in 2010 improved despite lower sales volumes mainly as a result of the positive effect of lower manufacturing labor costs on profit margins and the impact of SG&A cost reductions, as discussed above.

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

The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$297	$451
Net cash (used in) provided by investing activities	(124)	624
Net cash provided by in financing activities	1	7
Net increase in cash and cash equivalents	$174	$1,082

Net cash flow provided by operating activities was $297,000 for the nine months ended September 30, 2010, compared with net cash flow provided by operating activities of $451,000 in the same period last year.  The decrease in operating cash flows was primarily due to changes in working capital levels related to lower reductions in accounts payable and customer advances, offset by lower reductions in accounts receivable levels and an increase in inventories, as compared to the comparable period last year.

In the nine months ended September 30, 2010, accounts payable balances increased which provided $596,000 of cash flow in 2010 compared to a decrease in accounts payable balances in the comparable period in 2009 which was a use of cash in the amount of $425,000.  The increase in 2010 primarily reflects an increase in purchasing activity required as a result of an increase in bookings while the decrease in 2009 primarily reflected the decrease in purchasing activity in 2009 due to a decline in sales volume in 2009 compared to 2008.

Inventory levels increased by $336,000 to $2,602,000 at September 30, 2010 compared to a decrease of $292,000 in the nine month period ended September 30, 2009.  The increase in inventory was primarily related to higher production levels required to meet the increase an increase in new orders in 2010.

In the first nine months of 2010, reductions in accounts receivable provided $443,000 of cash flow.  Accounts receivable balances fell from $1,928,000 at December 31, 2009 to $1,485,000 at September 30, 2010.  While accounts receivable balances did continue to decrease in 2010, they did not decrease at the same rate as compared to the $1,094,000 decrease in accounts receivable in the comparable period in 2009.  The decrease in 2009 was primarily the result of the decline in sales volume in 2009 compared to 2008.

Customer advances decreased by $232,000 to $114,000 in the first nine months of 2010.  Customer advances vary with the timing of orders received from customers.  In the comparable period in 2009, customer advances decreased by $341,000 to $346,000.

A Subordinated Convertible Promissory Note for $1,000,000, bearing an interest rate of 6% per annum and issued to Clarex Limited is due on April 1, 2011.  Interest accrues yearly and along with principal may be converted into common stock, (and/or securities convertible into common shares).  The note is convertible into 1,000,000 units consisting of 1,000,000 shares of common stock and warrants which allow the holder, at their option, to acquire an additional 750,000 shares of common stock at a price of $1.35 per share.  The warrants have an expiration date of April 1, 2014.

A second Subordinated Convertible Promissory Note for $1,500,000, bearing an interest rate of 6% per annum also matures on April 1, 2011.  Interest accrues yearly and along with principal may be converted into common stock, and/or securities convertible into common stock.  The note is convertible into 1,500,000 units consisting of 1,500,000 shares of common stock and warrants to acquire 1,125,000 additional shares of common stock at a price of $1.35 per share up to April 1, 2014, at the option of the holder.  The holder of the note is a major shareholder of the Company.

The total amount of $2,500,000 in Subordinated Convertible Promissory Notes due on April 1, 2011 have been reclassified from long term debt to current liabilities on the balance sheet at September 30, 2010.

Capital expenditures for the nine months ended September 30, 2010 were $124,000, down from $139,000 last year.  Management continued its review program for planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.  In the nine months ended September 30, 2009, the Company redeemed $800,000 of certificates of deposit, and purchased precious metal manufacturing tools for $53,000 offset by the receipt of $16,000 for similar precious metal tools that were sold as part of the purchase.

Net cash provided by financing activities during the first nine months of 2010 totaled $1,000 and consisted of principal payments of $6,000 on other long term notes offset by the proceeds from the exercise of stock options in the amount of $7,000.  In the first nine months of 2009, net cash provided by financing activities was $7,000 and consisted of principal payments of $134,000 on other long term notes, offset by the proceeds from the exercise of stock options and warrants in the amount of $141,000.

The Company had a net increase in cash and cash equivalents of $174,000 in the nine months ended September 30, 2010 compared with an increase of $1,082,000 in the corresponding period last year.

Cash and cash equivalents at September 30, 2010 were $4,243,000 compared to $4,069,000 at December 31, 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.     CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date:    November 15, 2010