Form 10-K
period 2010-12-31
PHOTONIC PRODUCTS GROUP INC
filed 2011-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $8,454,339  (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock  have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 30, 2011
11,687,353
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

Photonic Products Group, Inc.

i

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Annual Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise, except as otherwise required by law.

Item 1.	Business

Photonic Products Group, Inc. (the “Company” or “PPGI”), incorporated in New Jersey in 1973, develops, manufactures and markets products and services for use in photonics industry sectors via three brand names (“Inrad”, “Laser Optics”, “MRC”).  Prior to September, 2003, PPGI was named and did business solely as Inrad, Inc.  Company management, the Board of Directors, and shareholders approved the name change in 2003.

 In November 2003, the Company purchased the assets and certain liabilities of Laser Optics, Inc. of Bethel, CT.  Laser Optics, Inc. was a custom optics and optical coating services provider, in business since 1966.  PPGI integrated the Bethel team and their operations into the Company’s Northvale, NJ operations in mid-2004. This integration leveraged Inrad’s original crystalline products with the custom optics and optical coating capabilities of Laser Optics to provide an enhanced set of product offerings.

In October 2004, the Company acquired MRC Precision Metal Optics, Inc. (“MRC”) of Sarasota, Florida, a precision metal optics and diamond-turned aspheric optics manufacturer, specializing in CNC and single point diamond machining, optical polishing, nickel plating, aluminum, AlBeMet™ and beryllium machining.

The original Inrad organization was known as one of the photonic industry’s seminal crystalline products companies.  Photonic Products Group, Inc. is now a vertically integrated organization specializing in crystal-based optical components and devices, custom optical components from both glass and metal, and precision optical and opto-mechanical assemblies.

Manufacturing capabilities include solution and high temperature crystal growth, extensive optical fabrication capabilities, including precision diamond turning and the ability to handle large substrates, optical coatings and in-process metrology expertise.

PPGI’s customers include leading corporations in the defense, aerospace, laser systems, process control and metrology sectors of the photonics industry, as well as the U.S. Government, National Laboratories and Universities worldwide.

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northwest of New York City, and in a 25,000 square foot building located in Sarasota, FL.  The headquarters of the Company are located in the Northvale facility.

The products produced by PPGI’s fall into two main categories: Optical Components and Laser System Devices and Instrumentation.

The Optical Components segment of the business is heavily focused on custom optics manufacturing. The Company specializes in high-end precision components.  It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Laser Optics and MRC brand names.  Glass, metal, and crystal substrates are processed using modern manufacturing equipment, complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems.  The majority of custom optical components and optical coating services supplied are used in inspection, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

The Laser System Devices and Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO), non-linear and optical properties for use in both standard and custom products.  This category also includes the manufactured crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices manufactured are used in laser systems, defense EO systems, and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s product sales by product categories during the past three years.  Laser System Devices and Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2010		2009		2008
Category	Sales	%	Sales	%	Sales	%
Optical Components	$10,115,000	92	$10,350,000	94	$14,750,000	90
Laser System Devices and Instrumentation	939,000	8	701,000	6	1,551,000	10
TOTAL	$11,054,000	100	$11,051,000	100	$16,301,000	100

Products Manufactured by the Company

Optical Components

a)           Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for PPGI, and is addressed in the marketplace under the Inrad, Laser Optics and MRC brand names.

The Laser Optics brand focuses on products manufactured to specific customer requirements. It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for military, aerospace, industrial and medical marketplace.  Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, quartz, germanium, zinc selenide, zinc sulfide, magnesium fluoride and silicon. Components consist of mirrors, lenses, prisms, waveplates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

Most optical components and sub-assemblies require thin film coatings on their surfaces.  Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths.  Laser Optics optical coating specialties include high laser damage resistance, polarizing, highly reflective, anti-reflective, infra-red, and coating to complex multi-wavelength requirements on a wide range of substrate materials.  Coating deposition process technologies employed included electron beam, thermal, and ion assist.

The MRC metal optics facility in Sarasota, Florida is a fully integrated precision metal optics and optical assembly manufacturer.  The facility employs high precision CNC and diamond machining, polishing, plating of aluminum, AlBeMet™, beryllium and stainless steel. MRC offers opto-mechanical design and assembly services as part of its manufactured deliverables.   MRC has developed processes to support prototyping through production of  large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies.  Plating specialties include void-free gold and electro-less nickel.

b)            UV Filter Optical Components

The Inrad crystal components product line includes filter materials of both patented and proprietary materials with unique transmission and absorption characteristics.  These materials are used in critical applications in defense systems such as missile warning sensors.  Such materials include nickel sulfate, and proprietary materials such as UVC-7 and LAC.

Laser Devices and Instrumentation

The Inrad brand name covers crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals lies at the heart of the Inrad laser device and instrumentation products.  Inrad products are manufactured in an extensive crystal growth facility. Products produced include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments.   In addition to the filter materials consumed by the UV Filter Optical components described above, current materials produced include Beta Barium Borate (BBO), Lithium Niobate, Zinc Germanium DiPhosphide, and Potassium Dihydrogen Phosphate and Potassium Dideuterium Phosphate.  Applications for these materials include defense, homeland security, surgical lasers, and industrial processing lasers.  The Inrad team is also engaged in ongoing R & D efforts to develop new materials for evolving applications and offers contract growth of crystalline materials to customer specifications. Some of the major products sold under the Inrad brand include:

a)           Crystal Components

The Company grows and fabricates electro-optic and nonlinear crystal devices for altering the intensity, polarization or wavelength of a laser beam.  Other crystal components produced by PPGI are used in laser research and in commercial laser systems.

b)           Pockels Cells

A line of Pockels cells and associated electronics is manufactured for sale under the Inrad brand name.  Pockels cells are devices that include one or more crystal components and are used in applications that require fast switching of the polarization direction of a beam of light.  These uses include Q-switching of laser cavities to generate pulsed laser light, coupling light into and out from regenerative amplifiers, and light intensity modulation.  These devices are sold on an OEM basis to medical and industrial laser manufacturers, researcher institutes and laser system design engineers.

c)           Harmonic Generation Systems

The Company designs and manufactures harmonic generation laser accessories for sale under the Inrad brand name.  Harmonic generation systems enable the users of lasers to convert the fundamental frequency of the laser to another frequency required for specific applications.  Harmonic generators are used in spectroscopy, semiconductor processing, medical lasers, optical data storage and scientific research.

Many commercial lasers have automatic tuning features, allowing them to produce a range of frequencies.  The Inrad Autotracker product, when used in conjunction with these lasers, automatically generates tunable ultraviolet light or infrared light for use in spectroscopic applications.

Sales by Market

Photonics, by its nature, serves a very broad, fragmented and expanding set of markets.   As technologies are discovered, developed and commercialized, the applications for photonic systems and devices, and the components embedded within those devices, grow across traditional market boundaries.  While PPGI’s business remains firmly in the defense and aerospace markets, other markets served include the OEM medical and industrial laser market, and the OEM metrology and process control market.  Scanning, detection and imaging technologies for homeland security and health care markets are beginning to provide opportunities for PPGI products moving forward, and these new sectors are expected to provide increasing opportunities for PPGI’s set of capabilities.

In 2010, 2009 and 2008 the Company’s product sales were made to customers in the following market areas:

Market (In thousands)	2010		2009		2008
Defense/Aerospace	$6,968	(63)%	$7,454	(68)%	$10,329	(63)%
Process control & metrology	2,751	(25)%	2,339	(21)%	4,629	(29)%
Laser systems and other	796	(7)%	766	(7)%	1,077	(7)%
Universities & national laboratories	539	(5)%	492	(4)%	203	(1)%
Total	$11,054	(100)%	$11,051	(100)%	$16,301	(100)%

Major market sectors currently served by the Company include defense and aerospace, process control & metrology, laser systems including various other markets not separately classified , and to a lesser extent, universities and national laboratories.

Defense and Aerospace

This area consists of sales to OEM defense electro-optical systems and subsystems manufacturers, manufacturers of non-military satellite-based electro-optical systems and subsystems, and direct sales to governments where the products have the same end-use.

End-use applications for PPGI’s products in the defense and aerospace sector include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft.  The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.

Defense/Aerospace sector sales represented approximately 63%, 68% and 63% of sales in 2010, 2009 and 2008. In spite of the decrease in 2010, the Company believes that the defense and aerospace sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This area consists of customers who are OEM manufacturers of capital equipment used in manufacturing process implementation and control, optics-based metrology and quality assurance, and inventory and product control equipment.  Examples of applications for such equipment include semiconductor (i.e., chip) fabrication and testing and inventory management and distribution control.

Sales in the Process Control and Metrology market sector, the Company’s second largest market, increased in 2010, both as a percentage of total sales and in relative sales dollars, compared to 2009  This increase in this sector  correlates with the recovery of the semi-conductor market and the Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochrometers.

Laser Systems and Other

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as, representing market areas that while they may be the object of penetration plans by the Company, are not currently large enough to list individually.  This market has remained relatively unchanged, at 7% of the Company’s sales, over the last three years.

The Company serves the industrial and medical laser industry as an OEM supplier of standard and custom optical components and laser accessories.

Universities and National Laboratories

These sales consist of product sales to researchers at such institutions.

Sales to customers within the University and National Laboratories market sector consist primarily of the Company’s legacy systems,  Pockels cells and related repairs.  In 2010, sales increases reflect the availability of stimulus funding for the National Labs. This follows a year over year sales increase in 2009 when sales were $492,000 and 4% of sales over 2008 sales of $203,000, representing 1% of total sales.

Major Customers

The Company had sales to three major domestic customers which accounted for 15.3% and 10.8%, and 10.3% of sales in 2010.  Each customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.  In 2009, the same three customers represented 17.7%, 9.8% and 4.7% of sales, respectively

During the past three years, sales to the Company’s top five customers represented approximately 53.3%, 55.3% and 58.8% of sales, respectively.   These top customers have been manufacturers either in the Defense sector or the process control and metrology sector.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

Export Sales

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 14.9%, 12.5%, and 5.2% of product sales in 2010, 2009 and 2008, respectively.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time.  In such cases, as in most other cases as well, the Company attempts to obtain firm price commitments, as well as,  cash advances from these suppliers for the purchase of the materials necessary to fulfill the order.

Marketing and Business Development

The Company’s markets products for all three brands, domestically, through the coordinated efforts of the sales, marketing and customer service teams.

The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross-selling all products, across all business lines. This strategy is well suited to the diverse and fragmented markets that utilize photonic technologies in multiple form factors.

Independent sales agents are used in countries in major non-U.S. markets, including Canada, UK, the EU, Israel, and Japan.

All sales efforts, trade show participation, internet-based marketing, media and non-media advertising and promotion, and international sales representative and distributor relationships are coordinated at the corporate level under the auspices of the corporate Vice President – Marketing and Sales.

Backlog

The Company’s order backlog at December 31, 2010 was $5,407,000, essentially all of which is expected to be shipped in 2011.  The Company’s order backlog as of December 31, 2009 and 2008 was $4,359,000 and $6,102,000, respectively.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the Photonics industry have had an effect on suppliers of custom optics.  As end users have introduced products requiring large volumes of optical components, suppliers have responded either by staying small and carving out niche product areas, or by ramping up manufacturing capacity and modernizing their manufacturing methods to meet higher volume production rates. Additionally the availability of an increasingly large variety of inventoried inexpensive catalog optics has led some OEM manufacturers to “design in” these cost-effective solutions rather than utilizing custom designed and manufactured products.

 Competition for the Company’s laser devices and instrumentation is limited, but competitors’ products are generally lower priced.  The Company’s laser devices are considered to be high quality and generally offer a combination of features not available elsewhere.  Because of the Company’s in-house crystal growth capability, this area of the business is highly vertically integrated, providing a competitive advantage over other suppliers.

For crystal products, price, quality, delivery and customer service are market drivers.  With advancing globalization, many of the Company’s competitors who supply non-linear optical crystals are located overseas, and can offer significantly reduced pricing for some crystal materials.  On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed.  Quality and technical support are considered to be valuable attributes for a crystal supplier by some, but not all, OEM customers.

Although price is a principal factor in many product categories, competition is also based on product design, performance, customer confidence, quality, delivery, and customer service.    Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

As of the close of business on March 29, 2011, the Company had 83 full-time employees.

Patents and Licenses

The Company relies on its manufacturing and technological expertise, know-how and trade secrets rather than on patents, to maintain its competitive position in the industry.  The Company takes precautionary and protective measures to safeguard its technical design and manufacturing processes. The Company executes nondisclosure agreements with its employees and customers, where appropriate.

Regulation

Foreign sales of certain of the Company’s products to certain countries may require export licenses from the United States Department of Commerce.  Such licenses are obtained when required.  All requested export licenses of PPGI products have been granted or deemed not-required.

ITAR regulations govern much of the PPGI domestic defense sector business, and the Company is well versed in handling its customers’ technical information under these regulations. PPGI is registered with the Directorate of Defense Trade Controls, and utilizes a supplier base of similarly registered companies.

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

a)	As general economic conditions deteriorate, the Company’s financial results may suffer

Significant economic downturns or recessions in the United States, Europe or Asia could adversely affect the Company’s business by causing a temporary or longer term decline in demand for the Company’s goods and services and thus its revenues.

b)	The Company has exposure to Government Markets

Sales to customers in the defense industry represent a significant part of our business.  These customers in turn generally contract with government agencies.  Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body.  The recent economic crisis had significant effects on government spending and it is particularly difficult, at this time, to assess how this will continue to impact our defense industry customers and the timing and volume of business we do with them, in future periods. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

c)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2010, five customer accounts represented   approximately 53% of total revenues, and three customers individually accounted for more than 10% of revenues.  These three customers each represented approximately 15%, 11% and 10% of sales, respectively.  Since we are a supplier of custom manufactured components to OEM customers, the relative size and identity of our largest customer accounts changes somewhat from year to year.  In the short term, the loss of any of these large customer accounts or a decline in demand in the sectors which they represent could have a material adverse effect on business, our results of operations, and our financial condition.

d)	The Company depends on, but may not succeed in, developing and acquiring new products and processes

In order to meet the Company’s strategic objectives, the Company needs to continue to develop new processes, to improve existing processes, and to manufacture and market new products.  As a result, the Company may continue to make investments in the future in process development and additions to its product portfolio.  There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results.  The Company also cannot be sure that it will have the human or financial resources to pursue or succeed in such activities.

e)	The Company’s business success depends on its ability to recruit and retain key personnel

The Company depends on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on the Company’s ability to recruit additional personnel.  There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s effort to do so.  The loss of the services of the Company’s key personnel could have a material adverse effect on its business, on its results of operations, or on its financial condition.

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

h)	The Company’s manufacturing processes require products from limited sources of supply

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

i)	The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors that the Company serves.  Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company to new or emerging technologies and other competitive pressures.  Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower prices than the Company.  The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

j)	The Company’s stock price may fluctuate widely

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

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey and in a 25,000 square foot building located in Sarasota, Florida.  The headquarters of the Company are in its Northvale facility.  On November 1, 2010, the Company exercised the final option on its Northvale lease extending the term for an additional two years to October 31, 2012.

Photonic Products Group, Inc’s subsidiary, MRC Precision Metal Optics, has its manufacturing operations located in the Sarasota, Florida facility pursuant to a net lease expiring on August 31, 2013.

These facilities are adequate to meet current and future projected production requirements.

The total rent for these leases was approximately $569,000, $582,000 and $588,000 in 2010, 2009 and 2008, respectively.  The Company also paid real estate taxes and insurance premiums that totaled approximately $165,000 in 2010, $172,000 in 2009 and $179,000 in 2008.

Item 3.	Legal Proceedings

There are no legal proceedings involving the Company as of the date hereof.

Item 4.	Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)           Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol PHPG.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2009 through the quarter ended December 31, 2010, as reported by the National Association of Securities Dealers NASDAQ System.  Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low
Quarter ended December 31, 2010	$1.05	$0.90
Quarter ended September 30, 2010	1.15	0.97
Quarter ended June 30, 2010	1.15	1.00
Quarter ended March 31, 2010	1.35	0.90
Quarter ended December 31, 2009	1.50	1.00
Quarter ended September 30, 2009	1.50	0.96
Quarter ended June 30, 2009	1.90	1.27
Quarter ended March 31, 2009	2.00	1.50

As of March 29, 2011 the Company’s closing stock price was $1.03 per share.

b)           Shareholders

As of March 15, 2010, there were approximately 146 shareholders of record of our Common Stock.  The number of shareholders of record of common stock was approximated based upon the Shareholders’ Listing provided by the Company’s Transfer Agent.  As of the same date, the Company estimates that there are an additional 590 beneficial shareholders.

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

There were no sales of unregistered securities during 2010.

e)           Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (1)
2000 Equity Compensation Program approved by shareholders	800,474	$1.13	—
2010 Equity Compensation Program approved by shareholders	5,000	$1.00	3,995,000

(1)
The 2000 Equity Compensation Program expired on June 2, 2010 but each outstanding option, warrant and right granted under the Program shall expire on the date determined under the terms of the original award, which in no event shall exceed 10 years.  The 2010 Equity Compensation Program was adopted by the Company’s shareholders at the Annual Meeting held on June 2, 2010.  Under this Program, an aggregate of up to 4,000,000 shares of common stock may be granted.

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

		As of December 31, or
		For the Year Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$11,054,178	$11,051,127	$16,301,209	$15,099,878	$13,921,127
Net (loss) income	(733,813)	(2,799,992)	1,098,421	1,880,081	772,266
Net (loss) income applicable to common shareholders	$(733,813)	$(2,799,992)	$1,098,421	$1,641,914	$537,766
Earnings per share
Basic (loss) earnings per share	(0.06)	(0.25)	0.10	0.19	0.07
Diluted (loss) earnings per share	(0.06)	(0.25)	0.08	0.13	0.06
Weighted average shares
Basic	11,522,297	11,331,258	10,902,061	8,609,822	7,572,637
Diluted	11,522,297	11,331,258	15,619,304	13,777,114	11,915,090
Common stock dividends on Preferred shares	—	—	—	238,167	234,500
Total assets	12,621,803	12,610,740	15,732,149	16,077,947	15,316,260
Long-term obligations (1)	3,960874	3,819,946	3,678,663	3,665,730	6,824,767
Shareholders’ equity	7,373,752	7,777,715	10,124,175	7,712,799	5,236,703

(1)	Prior year amounts have been reclassified to conform with the current years’ presentation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented elsewhere herein.  The discussion of results should not be construed to imply any conclusion that such results will necessarily continue in the future.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing the Company’s financial statements, the Company made estimates and judgments that affect the results of its operations and the value of assets and liabilities the Company reports.  The Company’s actual results may differ from these estimates.

The Company believes that the following summarizes critical accounting policies that require significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

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

Income Taxes

Deferred income taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2010		2009		2008
Category	Sales	%	Sales	%	Sales	%
(In thousands)
Optical Components	$10,115	92	$10,350	94	$14,750	90
Laser System Devices and Instrumentation	939	8	701	6	1,551	10
TOTAL	$11,054	100	$11,051	100	$16,301	100

The following table provides information on the Company’s sales to its major business sectors during the past three years:

Market	2010		2009		2008
			(In thousands)
Defense/Aerospace	$6,968	(63)%	$7,454	(68)%	$10,329	(63)%
Process control & metrology	2,751	(25)%	2,339	(21)%	4,692	(29)%
Laser systems and other	796	(7)%	766	(7)%	1,077	(7)%
Universities & national laboratories	539	(5)%	492	(4)%	203	(1)%
Total	$11,054	(100)%	$11,051	(100)%	$16,301	(100)%

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2010		2009		2008
Revenues:
Product sales	100.0%		100.0%		100.0%
Costs and expenses:
Cost of goods sold	77.3%		80.5%		70.5%
Gross profit margin	22.7%		19.5%		29.5%
Selling, general and administrative expenses	28.1%		29.7%		23.7%
Goodwill impairment charge	—		14.1%		—
(Loss) income from operations	(5.4	) %	(24.3	) %	5.9%
Net (loss) income	(6.6	) %	(25.3	) %	6.7%

Revenues

Total revenues were $11,054,000 in 2010, $11,051,000 in 2009 and $16,301,000 in 2008 reflecting the consolidated results from all business units.  Revenues were unchanged in 2010 from 2009, following a decrease of 32% in 2009 compared with 2008.  Overall, the Company’s sales in 2010 continued to reflect the reduced spending by the defense/aerospace customers we serve and the lingering effects of the economic recession on many of our commercial customers that negatively affected the demand for the Company’s products that began in 2009.

Sales to the Defense and Aerospace sector declined by 6.5% in 2010 compared to 2009 as the Company continued to feel the impact of the economic downturn in defense spending for products or systems supplied by our customers.  However, the decline was less than in 2009 in which sales in this sector fell by almost 27.8% from 2008.  Sales were $6,968,000 in 2010 compared to sales of $7,454,000 in 2009 and $10,329,000 in 2008.  Defense spending on electro-optical systems over the last two fiscal periods has slowed, impacting the demand for the Company’s services in manufacturing custom products for its OEM customers.

Sales in the Process Control and Metrology market sector, the Company’s second largest market, increased in 2010 by 17.6% to $2,751,000 compared to $2,339,000 in 2009.  In addition, as a percentage of sales, this sector increased to 25% of total sales.  This occurred as many of our customers in this sector experienced an increase in demand for their systems that contain the products that we supply to them.  In 2009, sales in this sector decreased both as a percentage of total sales and in relative sales dollars.  This reflected the impact of the economic downturn, particularly in the commercial and semi-conductor markets and in particular, the customer base that the Company serves.  Sales were $2,339,000 or 21% of total sales compared to sales in 2008 of $4,692,000 or 29% of total sales.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories.  This sector’s sales increased to $193,000 from $138,000 in 2009 principally from increased demand in the medical laser industry but remained below sales in 2008 of $463,000.  The Company includes sales of other products that are not currently large enough to list individually, in this market segment.  Sales of these other products have been in the $500,000 to $700,000 range historically and were $603,000 in 2010, $628,000 in 2009 and $614,000 in 2008. Overall, the market for laser systems and other products represented 7% of total sales in 2010, 2009 and 2008, respectively.

Sales to customers within the University and National Laboratories market sector increased in 2010 to $539,000 or 5% of total sales from $492,000 or 4% of total sales in 2009 as demand for our products serving this market increased slightly.

Bookings

The Company booked new orders totaling $12.3 million in 2010, an increase from the $9.5 million in 2009 and comparable with $13.0 million in 2008.  The increase in 2010 was incurred across all the business sectors that the Company serves.  However, a significant portion of the 2010 bookings were recorded in the second half of the year as the result of orders from the new customers and increases from most of our existing customer base.

In 2009, the Company booked new orders of $9.5 million compared with $13.0 million in 2008.  The decrease in bookings from the prior year reflects a decline across all the business sectors that the Company serves.  Despite the decrease, the Company was able to add several new customers while maintaining most of its existing customer base.

In 2008, the Company booked new orders of $13.0 million   The Company had two large bookings near the end of 2007 which were scheduled to carry through 2008 and into 2009.  In the second half of 2008, MRC orders decreased as the impact of the economic downturn and defense sector slowdown affected our commercial customer’s and they experienced a slowdown in their business activities and demand for products.  This carried over into 2009.

As a result of the increase in bookings in 2010, the Company’s backlog as of December 31, 2010 increased to $5.4 million compared to $4.4 million in 2009.   The Company’s backlog as of December 31, 2009 was $4.4 million, down from $6.1 million at December 31, 2008.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 77.3%, 80.5% and 70.5%, for the years ended December 31, 2010, 2009 and 2008, respectively.  In dollar terms, 2010 cost of goods sold was $8,545,000 which is down 3.9% from $8,897,000 in 2009 even though revenues remained unchanged.

The slight decrease in cost of goods sold in 2010 compared to 2009 is primarily due to declines in labor and operating costs partially offset by an increase in material costs.  Compared to last year, total manufacturing wages and salaries decreased by $332,000 as operations continued to implement process improvements and resulted in a decrease in non-labor operating expenses of $184,000.  Conversely, material costs increased by $213,000 for the Company which was mainly due to product mix at our Florida facility.

The increase in cost of goods sold percentage in 2009 compared to 2008 is primarily due to the significant decline in sales volume during the year, net of cost reductions implemented by the Company during the year.  Compared to the prior year, material cost as a percentage of sales remained unchanged from 2008 although in dollar terms material costs declined by $913,000, as expected with the lower sales volume levels. Total manufacturing wages and salaries declined by approximately $832,000 but rose by 5.6 percentage points, as a percentage of sales.  Non-labor operating costs excluding depreciation also fell in dollar terms in 2009 by approximately $606,000 or 26.7% from 2008, but as a percentage of sales, increased by about 1.1 percentage points from the prior year.

Gross margin in 2010 was $2,509,000 or 22.7% which was an increase from 2009 gross margin of $2,154,000 or 19.5%.  This compares with a gross margin of $4,815,000 or 29.5% in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S&A”) were $3,105,000 in 2010, down $174,000 or 5.3% from 2009.  As a percentage of sales, SG&A expenses were 28.1% of 2010 sales compared to 29.7% of sales in 2009.  The decline resulted mainly from reductions in SG&A salaries and wages and fringe benefits from personnel reductions in the second half of the year and continued cost management of other SG&A expenses throughout the year.

SG&A expenses were $3,278,000 in 2009, down $580,000 or 15% from 2008, and as a percentage of sales represented 29.7% of sales in 2009 and 23.7% of sales in 2008. The decline in dollar expense resulted mainly from reductions in SG&A salaries and wages and fringe benefits reflecting personnel reductions implemented in the first quarter of 2009 and continued cost management throughout the year.  Overall, SG&A salary and wages decreased by 14.5% over the prior year.  Non-payroll SG&A expenses, excluding depreciation, also declined by 15.5% compared to 2008.

Operating (Loss) Income

The Company had an operating loss of $596,000 in 2010 which was an improvement over the loss incurred during the prior year.  In 2009, the Company had an operating loss of $1,124,000 excluding a non-cash charge for the impairment of goodwill of $1,558,000, as discussed in Note 4 of the Company’s Consolidated Financial Statements.  The losses in 2010 and 2009, primarily, reflect the significant decrease in sales, as discussed above, compared to 2008 when the Company had operating income of $957,000.

Other Income and Expenses

Net interest expense of $138,000 in 2010 increased 5.7% from $130,000 in 2009.  Interest expense was $164,000 in 2010 compared to $167,000 in 2009 which is the result of the Company’s normal scheduled debt repayments.  Interest income for 2010 was $26,000 down from $38,000 in 2009 mainly as a result of reductions in bank interest rates on invested cash balances.

Net interest expense of $130,000 in 2009 declined 23.5% from $170,000 in 2008.  Interest expense was $167,000 in 2009 compared to $236,000 in 2008 which reflects the positive impact of the Company’s continued reduction in debt and long term notes.  Interest income for 2009 was $37,000 down from $66,000 in 2008 mainly as a result of reductions in bank interest rates on invested cash balances.

Income Taxes

In 2010 and 2009, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

In 2008, the Company recorded a current provision for state tax and federal alternative minimum tax of $100,000 and $5,000, respectively, after the application of net operating losses of $523,000 against federal tax

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

At December 31, 2010, the Company had a net deferred tax asset balance of $2,787,000, an increase of $271,000 from 2009.  Most of the increase relates primarily to the addition to the Company’s net operating loss carry forward position which resulted from net operating losses in 2010.  Although the Company believes that the current year’s losses were caused by the recessionary economic conditions that are improving, the Company has increased the valuation allowance to $2,379,000 to fully offset the current year’s increase in the deferred tax asset.

At December 31, 2009, the Company had a total net deferred tax asset balance of $2,516,000, an increase of $375,000 from 2008 primarily from the increase to the net operating loss carry forward position that resulted from the losses incurred in 2009.

As of December 31, 2010 and 2009, the Company recognized a portion of the net deferred tax assets in the amount of $408,000 which the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates that management is using to manage the underlying business.  The Company’s valuation allowance as of December 31, 2010 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

During the year ended December 31, 2008, Company determined that based on its recent history of consistent earnings and future income projections, a full valuation allowance was no longer required.  Accordingly, the Company reduced the valuation allowance and recognized a deferred tax benefit available from the Company’s net operating loss carry forward position of $408,000 based on the effective federal tax rate of 34%.  This resulted in the Company recording a net benefit from income taxes of $303,000 after offsetting the deferred tax benefit against the current tax provision of $105,000.  At December 31, 2008, the Company had a  net deferred tax asset balance of $2,141,000 offset by a valuation allowance of $1,733,000.

Net (Loss) Income

The Company had a net loss of $734,000 in 2010, improving from a net loss in 2009.  Despite comparable sales levels the improvement can be attributed, in part, to continued improvements in manufacturing costs and SG&A cost reductions during 2010.  In 2009, the Company had a net loss of $2,800,000 which included a $1,558,000 non-cash charge for goodwill impairment.  This compares with net income of $1,098,000 in 2008.  Both 2010 and 2009 results were impacted by the decline in sales volumes and reduced profit margins compared to 2008, which was somewhat offset by manufacturing and SG&A cost reductions in both years.

Liquidity and Capital Resources

A major source of cash in recent years has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options, short-term borrowing, and issuance of common stock.  The Company’s major uses of cash in the past three years have been for capital expenditures and for repayment and servicing of outstanding debt.

Supplemental information pertaining to our source and use of cash is presented below:

Selected Sources (uses) of cash	Years ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operations	$576	$815	$548
Net Proceeds from issuance of common stock, exercise of stock options and warrants	7	162	1,064
Capital Expenditures	(278)	(211)	(785)
Principal payments on lease obligations	—	—	(47)
Principal payments on debt obligations	(9)	(137)	(1,715)

In 2010 and 2009, the Company primarily used excess cash to finance capital expenditures and repay outstanding debt. In 2008, excess cash was used to retire a convertible promissory note in the amount of $1,700,000, in addition to accelerating the repayment of other notes payable and lease obligations, as well as, financing capital expenditures.

In 2010, proceeds from the exercise of 10,000 stock options and issuance of 5,906 common shares totaled $7,102.  During 2009, 84,500 stock options were exercised for proceeds of $96,600 at a weighted exercise price of $1.14 per share and converted into an equivalent number of shares of the Company’s common stock.  Proceeds from the exercise of stock options were $285,000 in 2008, with 182,000 stock options exercised at a weighted average exercise price of approximately $1.42 per share.

During 2009, a total of 50,000 warrants issued pursuant to a 2004 private placement were exercised by warrant holders with a total exercise price of $67,500.  Also in July 2009, 893,790 warrants with an exercise price of $1.35 expired unexercised. These warrants were originally issued as part of a private placement of common stock in 2004.

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

In March 2011, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were extended to April 1, 2013.  The remaining terms and conditions of the notes were unchanged.  These notes were previously issued on April 1, 2009 and had a maturity date of April 1, 2011.  The notes bear interest at 6%.   Interest accrues yearly, is payable on maturity and unpaid interest along with principal may be converted into securities of the Company as follows:  The notes are convertible in the aggregate into 1,500,000 Units and 1,000,000 Units, respectively, with each unit consisting of one share of common stock and one warrant.  Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and have an expiration date of April 1, 2016.  Clarex is a significant shareholder of the Company.

On March 30, 2011, the Company paid accrued interest of $180,000 and $120,000 on the $1,500,000 Note and the $1,000,000 Note, respectively. In addition the Company also paid $22,500 and $15,000 of interest relating to the $1.5 million Note and $1 million Note, respectively, as the Company intends to stay current with interest payments for amounts that would accrue against these notes in 2011 and going forward.  Therefore the Company expects to make a payment of $37,500 each quarter in 2011 and through the maturity date to satisfy the amounts of accrued interest each quarter.

In May 2009, the Company repaid a Promissory Note prior to maturity, in the amount of $125,000 and accrued interest of $4,212, which represented the balance of a Note issued by the Company as part of the purchase price of MRC in 2004, to the sole shareholder of the acquired company.

On January 29, 2008, the Company repaid a $1,700,000 Secured Promissory Note held by a major shareholder, including accrued interest of $477,444.  The note was originally issued in June 2003 for a period of 18 months at an interest rate of 6% per annum and was secured by all assets of the Company.  As additional consideration for the note, the Company issued 200,000 warrants.

In March 2008, 200,000 warrants due to expire on March 31, 2008 were exercised and the Company issued 200,000 shares of its common stock for proceeds of $85,000.

In May 2008, an additional 200,000 warrants set to expire on May 18, 2008 were exercised for $216,000 and the Company issued 200,000 shares of its common stock.

In 2009, certificate of deposits totaling $800,000 were redeemed compared to an investment of $800,000 in certificates of deposit 2008.

The Company had capital expenditures in 2010 in the amount of $278,000, primarily to replace or refurbish manufacturing equipment and for additional equipment required to increase our crystal growth capacity at our Northvale, New Jersey location.  For the year ended December 31, 2009 capital expenditures of $211,000 included planned expenditures primarily for manufacturing and optical testing equipment designed to increase production efficiency at our Northvale, New Jersey location.  In addition, the Company purchased a manufacturing tool made from platinum at a net cost of $53,000.  The cost was offset by proceeds from the sale of platinum for $16,000, as part of the purchase arrangement.

This compares to capital expenditures in 2008 of approximately $784,000.  In 2008, capital expenditures were primarily for increased production capacity and capability in both our Sarasota, Florida and Northvale, New Jersey locations.  Offsetting the impact of capital expenditures on cash flows was the receipt of $10,000 from the sale of surplus manufacturing equipment during the second quarter of 2008.

Cash increased by $296,000 in 2010 compared to an increase of $597,000 for 2009 (including certificates of deposit). In  2008, cash decreased by $924,000 (including certificates of deposit) reflecting lower cash provided from operations and used for capital expenditures and repayment of convertible debt.

A summary of the Company’s contractual cash obligations at December 31, 2010 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years
	(In thousands)
Convertible notes payable	$2,500	$—	$2,500	$—	$—
Accrued interest on related party convertible notes payable	1,125	—	1,125	—	—
Notes payable-other, including interest	527	23	69	46	389
Operating leases	1,015	480	535	—	—
Total contractual cash obligations	$5,167	$503	$4,229	$46	$389

Overview of Financial Condition

As shown in the accompanying financial statements, the Company reported a net loss of $734,000, a net loss of $2,800,000, which included a non-cash charge for goodwill of $1,558,000 and recorded net income of $1,098,000 in 2008.  During 2010, 2009 and 2008, the Company’s working capital requirements were provided by positive cash flow from its operations.

Net cash provided by operations was $576,000 in 2010, $815,000 in 2009, $548,000 in 2008.  The decrease in cash provided by operations was primarily the results of the net changes in working capital requirements in 2010, which results from an increase in accounts receivable and inventory (excluding reserves) during the year, offset by an increase in accounts payable and accrued liabilities and customer advances.  The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2011.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2010 and 2009.

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

a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2010 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

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
3.1
Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

3.2
By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2
Form of Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.3
Form of Placement Agent Warrants issued pursuant to June 2004 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.4
Promissory Note Dated June 30, 2003 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.5
Subordinated Convertible Promissory Note dated April 1, 2004 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.6
Warrant dated March 31, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.7
Warrant dated May 19, 2004 issued to Clarex, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

4.8
Subordinated Convertible Promissory Note dated April 1, 2009 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

4.9
Subordinated Convertible Promissory Note dated April 1, 2009 held by Welland, Ltd.  (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

4.10
Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd. (which will supersede document 4.10) (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)

4.11
Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd. (which will supersede document 4.10)  (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)

10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2
2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)

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

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board of Directors	March 31, 2011
Jan M. Winston

/s/ Luke P. LaValle, Jr.	Director	March 31, 2011
Luke P. LaValle, Jr.

/s/ Thomas H. Lenagh	Director	March 31, 2011
Thomas H. Lenagh

/s/ Dennis G. Romano	Director	March 31, 2011
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	March 31, 2011
N.E. Rick Strandlund

/s/ Joseph J. Rutherford	President, Chief Executive Officer and Director	March 31, 2011
Joseph J. Rutherford

/s/ William J. Foote	Chief Financial Officer, Secretary and Treasurer	March 31, 2011
William J. Foote

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Photonic Products Group, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonic Products Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Holtz Rubenstein Reminick LLP

New York, New York
March 31, 2011

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,365,045	$4,069,310
Accounts receivable (after allowance for doubtful accounts of $15,000 in 2010 and 2009)	2,224,592	1,927,672
Inventories, net	2,390,876	2,265,973
Other current assets	119,243	164,081
Total Current Assets	9,099,756	8,427,036
Plant and equipment:
Plant and equipment at cost	14,879,508	14,604,728
Less: Accumulated depreciation and amortization	(12,876,163)	(12,016,247)
Total plant and equipment	2,003,345	2,588,481
Precious Metals	157,443	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net of accumulated amortization	594,452	673,016
Other Assets	47,235	45,192
Total Assets	$12,621,803	$12,610,740
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -other	$9,000	$9,000
Accounts payable and accrued liabilities	836,190	657,650
Customer advances	441,987	346,429
Total Current Liabilities	1,287,177	1,013,079
Related Party Convertible Notes Payable	2,500,000	2,500,000
Accrued Interest on Related Party Convertible Note Payable	1,125,000	975,000
Notes Payable – Other, net of current portion	335,874	344,946
Total Liabilities	5,248,051	4,833,025
Commitments
Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares 11,562,656 issued at December 31, 2010 and 11,443,347 issued at December 31, 2009	115,626	114,433
Capital in excess of par value	17,402,528	17,073,871
Accumulated deficit	(10,129,452)	(9,395,639)
	7,388,702	7,792,665
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	7,373,752	7,777,715
Total Liabilities and Shareholders’ Equity	$12,621,803	$12,610,740

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues
Net sales	$11,054,178	$11,051,127	$16,301,209
Cost and expenses
Cost of goods sold	8,545,153	8,896,539	11,486,620
Selling, general and administrative expense	3,105,063	3,278,161	3,857,805
Goodwill Impairment	—	1,558,074	—
	11,650,216	13,732,774	15,344,425
Operating (loss) income	(596,038)	(2,681,647)	956,784
Other income (expense)
Interest expense, net	(137,775)	(130,387)	(170,476)
Gain on sale of plant and equipment	—	4,671	9,113
Gain on sale of precious metals	—	7,371	—
	(137,775)	(118,345)	(161,363)
(Loss) income before income taxes	(733,813)	(2,799,992)	795,421
Income tax benefit (provision)	—	—	303,000
Net (loss) income	$(733,813)	$(2,799,992)	$1,098,421
Net (loss) income per share - basic	$(0.06)	$(0.25)	$0.10
Net (loss) income per share - diluted	$(0.06)	$(0.25)	$0.08
Weighted average shares outstanding - basic	11,522,297	11,331,258	10,902,061
Weighted average shares outstanding – diluted	11,522,297	11,331,258	15,619,304

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of		Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2008	10,104,719	$101,046	$15,320,771	$(7,694,068)	$(14,950)	$7,712,799
401K contribution	75,907	759	159,422	—	—	160,181
Common stock issued on exercise of options	185,100	1,851	254,919	—	—	256,770
Common stock issued on conversion of warrants	864,952	8,650	798,937	—	—	807,587
Stock-based compensation expense	—	—	88,417	—	—	88,417
Net income for the year	—	—	—	1,098,421	—	1,098,421
Balance, December 31, 2008	11,230,678	112,306	16,622,466	(6,595,647)	(14,950)	10,124,175
401K contribution	66,469	664	178,404	—	—	179,068
Common stock issued on exercise of options	84,500	845	95,730	—	—	96,575
Common stock issued on conversion of warrants	50,000	500	67,000	—	—	67,500
Common stock issued on vesting of stock grants	11,700	118	(2,679)	—	—	(2,561)
Stock-based compensation expense	—	—	112,950	—	—	112,950
Net loss for the year	—	—	—	(2,799,992)	—	(2,799,992)
Balance, December 31, 2009	11,443,347	114,433	17,073,871	(9,395,639)	(14,950)	7,777,715
401K contribution	103,403	1,034	153,501	—	—	154,535
Common stock issued on exercise of options	10,000	100	8,400	—	—	8,500
Common stock issued on vesting of stock grants	5,906	59	(1,298)	—	—	(1,239)
Stock-based compensation expense	—	—	168,054	—	—	168,054
Net loss for the year	—	—	—	(733,813)	—	(733,813)
Balance, December 31, 2010	11,562,656	$115,626	$17,402,528	$(10,129,452)	$(14,950)	$7,373,752

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(733,813)	$(2,799,992)	$1,098,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	941,941	1,008,310	1,059,741
Goodwill impairment charge	—	1,558,074	—
401K common stock contribution	154,535	179,068	160,180
Accrued interest on Related Party Convertible Note Payable	150,000	150,000	150,000
Deferred income taxes	—	—	(408,000)
Gain on sale of plant and equipment	—	(4,671)	(9,113)
Gain on sale of precious metal	—	(7,371)	—
Stock-based compensation expense	168,054	112,950	88,417
Change in inventory reserve	(154,326)	94,628	302,511
Changes in operating assets and liabilities:
Accounts receivable	(296,920)	882,930	(628,743)
Inventories	29,423	371,735	(103,767)
Other current assets	44,838	24,003	(24,019)
Other assets	(2,043)	34,107	7,865
Accounts payable and accrued liabilities	178,540	(678,015)	(731,301)
Customer advances	95,558	(110,325)	(413,796)
Total adjustments	1,309,600	3,615,423	(550,025)
Net cash provided by operating activities	575,787	815,431	548,396
Cash flows from investing activities:
Proceeds (purchase) of certificates of deposit	—	800,000	(800,000)
Purchase of plant and equipment	(278,241)	(210,563)	(784,534)
Purchase of precious metals	—	(53,538)	—
Proceeds from disposal of plant and equipment	—	4,671	10,000
Proceeds from disposal of precious metals	—	16,317	—
Net cash (used in) provided by investing activities	(278,241)	556,887	(1,574,534)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,261	161,514	1,064,357
Principal payments of notes payable-other	(9,072)	(136,609)	(14,989)
Principal payments of convertible promissory notes	—	—	(1,700,000)
Principal payments of capital lease obligations	—	—	(47,088)
Net cash (used in) provided by financing activities	(1,811)	24,905	(697,720)
Net increase (decrease) in cash and cash equivalents	295,735	1,397,223	(1,723,859)
Cash and cash equivalents at beginning of the year	4,069,310	2,672,087	4,395,945
Cash and cash equivalents at end of the year	$4,365,045	$4,069,310	$2,672,087
Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,000	$19,000	$508,000
Income taxes (refund) paid	$(74,000)	$(8,000)	$408,000

See notes to consolidated financial statements

PHOTONIC PRODUCTS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2010

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Photonic Products Group, Inc. and Subsidiaries (the “Company”) was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments.  The Company has manufacturing operations in Northvale, New Jersey and Sarasota, Florida.  Its principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors.  The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and Japan, and Asia, using independent sales agents.

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

Accounts receivable are carried at net realizable value, net of write-offs and allowances.  The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable.  Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected.

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

Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range between 5 and 7 years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods, as appropriate, when failure to renew the lease imposes an economic penalty on the Company in such an amount that renewal appears to be probable.  In determining the amount of the economic penalty, management considers such factors as (i) the costs associated with the physical relocation of the offices, manufacturing facility and equipment, (ii) the economic risks associated with business interruption and potential customer loss during relocation and transition to new premises (iii) the significant costs of leasehold improvements required at any new location to custom fit our specific manufacturing requirements, and (iv) the economic loss associated with abandonment of existing leasehold improvements or other assets whose value would be impaired by vacating the facility.

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
The Company recognizes the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 % likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements.

i.	Impairment of long-lived assets

Long-lived assets, such as plant and equipment and purchased intangibles with finite lives, which are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Long-lived assets held for sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.

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

The Company records revenue from the sale of products and services used in the photonics industry when all four of the following criteria are met:

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

Advertising costs included in selling, general and administrative expenses were $29,000, $32,000 and $26,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2010, the Company’s top five customer accounts in the aggregate represented approximately 53% of total revenues, and the top three customers accounted for 37% of revenues.  These three customers each represented approximately 15%, 11% and 10% of sales, respectively.  Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year.  In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

In April 2010, the Financial Accounting Standards Board (FASB) ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements.  This consensus requires its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved.  In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones.  This authoritative was adopted by the Company on July 1, 2010 but did not have a material impact on our consolidated financial statements.

The Company reviewed events for inclusion in the consolidated financial statements through the filing date of its financial statements.

2.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of $1,255,000 for 2010 and $1,410,000 for 2009:
	December 31,
	2010	2009
	(In thousands)
Raw materials	$1,103	$1,066
Work in process, including manufactured parts and components	806	654
Finished goods	482	546
	$2,391	$2,266

3.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Office and computer equipment	$1,339	$1,330
Machinery and equipment	11,436	11,230
Leasehold improvements	2,104	2,044
	14,879	14,604
Less accumulated depreciation and amortization	(12,876)	(12,016)
	$2,003	$2,588

Depreciation expense recorded by the Company totaled $863,000, $929,000 and $981,000 for 2010, 2009 and 2008, respectively.  Plant and equipment with a net book value of $944, $0 and $887 was disposed of in 2010, 2009 and 2008, respectively.

4.	Goodwill

The following table summarizes goodwill balances at December 31, 2010 and 2009 and changes in the carrying amount of goodwill during the years then ended:

		Amount (In thousands)
Balance at December 31, 2008		$1,870
Impairment charge in 2009		(1,558)
Balance at December 31, 2009	`	$312
Balance at December 31, 2010		$312

The Company tests for impairment of goodwill in December of each year.  The testing for goodwill impairment is a two-step process.  The first step compares the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired as of the measurement date. Otherwise, if the carrying value exceeds the fair value, a second step must be followed to determine the level of impairment.  In establishing the fair value of the reporting unit, the Company uses both a market based approach and an income based approach as part of its valuation methodology.  Since quoted market prices in an active market are not separately available for the Company’s reporting units, the market based method estimates the fair value of the reporting unit utilizing an industry multiple of projected earnings before interest taxes, depreciation and amortization (“EBITDA”).  Due to the small capitalization value of the Company, the low trading volume of its stock and the niche market served by its products, the application of available industry comparables in establishing fair value requires a high degree of management judgment, and the actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. The income approach determines fair value based on the estimated discounted cash flows that each reporting unit is expected to generate in the future. For each method, the sensitivity of key assumptions are tested by using a range of estimates and the results of each method are corroborated as part of management’s determination of fair value.

The second step of the testing process, if necessary, involves calculating the fair value of the individual assets and liabilities of the reporting unit and measuring the implied fair value of the goodwill against its carrying value to determine whether an adjustment to the carrying value of goodwill is required. This process also has inherent risks and uncertainties and requires significant management judgment.

Based on the results of the tests performed, management concluded that there is no impairment of goodwill at December 31, 2010.

During 2009, the Company experienced declines in sales and profitability, and economic and industry conditions remained uncertain.  In the third quarter of 2009, the Company tested for impairment of goodwill for its two reporting units which the Company has identified as its two geographical operating units in Florida and New Jersey. In making this assessment, management considered a number of factors which included, among others, historical and current operating results and cash flows, then current projections of future financial results and cash flows, business plans, current and projected economic conditions and industry trends.

Upon completion of the first step, the Company concluded that the carrying value of its Florida reporting unit exceeded its fair value and a step two analysis was required.  The step-two analysis resulted in the Company recording an impairment charge against the full carrying value of goodwill of its Florida reporting unit, in the amount of $1,558,074. The Company also determined that the carrying value of its goodwill in connection with its acquisition of its New Jersey reporting unit in the amount of $312,572 was not impaired as of December 31, 2009.

The Company also evaluates its property and equipment and intangible assets with finite lives for impairment when events or circumstances indicate and impairment may exist.  Management concluded that an impairment of its long-lived assets was not required at December 31, 2010 and December 31, 2009.

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

Amortization expense was approximately $79,000 for the years ended December 31, 2010 and December 31, 2009, respectively.  Aggregate amortization for the five succeeding years from January 1, 2011 through December 31, 2015 is expected to be approximately $395,000, accumulating at the rate of $79,000 per year.  The weighted average remaining life of the Company’s intangible assets is approximately 7.5 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(252)	$298
Completed technology	363	(167)	196
Trademarks	187	(87)	100

Total	$1,100	$(506)	$594

	At December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(213)	$337
Completed technology	363	(141)	222
Trademarks	187	(73)	114

Total	$1,100	$(427)	$673

6.	Related Party Transactions

In March 2011, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were extended to April 1, 2013.  The remaining terms and conditions of the notes were unchanged.  These notes were previously issued on April 1, 2009 and had a maturity date of April 1, 2011.  The notes bear interest at 6%.   Interest accrues yearly, is payable on maturity and unpaid interest along with principal may be converted into securities of the Company as follows:  The notes are convertible in the aggregate into 1,500,000 Units and 1,000,000 Units, respectively, with each unit consisting of one share of common stock and one warrant.  Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and have an expiration date of April 2, 2016.  Clarex is a significant shareholder of the Company.

The extensions of Subordinated Convertible Promissory Notes had no impact on the Company’s financial statements.

On March 30, 2011, the Company prepaid accrued interest of $202,500 and $135,000 on the $1,500,000 Note and the $1,000,000 Note, respectively. The Company expects to prepay its currently accruing quarterly interest obligations on the Notes of $37,500 going forward during the maturity date.

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

 A note payable to the U.S. Small Business Administration has a remaining balance of $344,874 as of December 31, 2010, bears interest at the rate of 4.0% and is due in 2032.

The remaining $125,000 balance of a $175,000 Note originally issued as part of the purchase of MRC on October 16, 2004, to the sole shareholder, along with accrued interest of $4,212 was paid in May 2009, prior to the maturity date.

An additional note with a remaining balance of $2,900 on December 31, 2008 was paid in May 2009.

Notes payable - Other consist of the following:

	December 31,
	2010	2009
Notes payable - Other, payable in aggregate monthly installments of approximately $1,925 and bearing an interest rate of 4.0% and expiring in April 2032.	$345,000	$354,000
Less current portion	(9,000)	(9,000)
Long-term debt, excluding current portion	$336,000	$345,000

Notes payable other, mature as follows:

Year ending December 31:
2011	$9,000
2012	9,400
2013	9,800
2014	10,200
2015	10,600
Thereafter	296,000
$345,000

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Trade accounts payable and accrued purchases	$424	$328
Accrued vacation	179	205
Accrued payroll	87	63
Net State income tax (prepaid) payable	—	(107)
Accrued 401K common stock contribution	130	155
Accrued expenses – other	16	14
	$836	$658

9.	Income Taxes

The Company’s income tax benefit (provision) consists of the following:

	Years Ended
	December 31,
	2010	2009	2008
Current:
Federal provision	$—	$—	$(5,000)
State provision	—	—	(100,000)
	—	—	(105,000)
Deferred:
Federal tax benefit	—	—	408,000
State	—	—	—
	—	—	408,000
Total	$—	$—	$303,000

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2010		2009		2008
Federal statutory rate	(34.0	) %	(34.0	) %	34.0%
State statutory rate	(7.4)		(6.5)		12.6
Net operating loss carryforward - Federal	—		—		(34.0)
Federal AMT	—		—		0.6
Expected tax benefit of net operating loss carryforward	—		—		(51.3)
Goodwill impairment charge	—		22.0		—
Change in Valuation Allowance	37.0		13.4		—
Prior year adjustments	4.4		5.1		—
Effective income tax rate	—%		—%		(38.1	) %

At December 31, 2010, the Company has estimated Federal and State net operating loss carry forwards of approximately $6,088,000 and $1,525,000, respectively.  These tax loss carry forwards expire at various dates through 2030.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry forwards when an ownership change, as defined by the tax law, occurs.  Generally, this occurs when a greater than 50 percentage point change in ownership occurs.  Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (based on the risk free interest rate) of the fair market value of the Company at the time of any such ownership change.  The Company has not prepared an analysis of ownership changes but does not believe that such limitations would apply to the Company.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009
Account receivable reserves	$7,000	$6,000
Inventory reserves	528,000	593,000
Inventory Capitalization	154,000	155,000
Accrued vacation	76,000	86,000
Depreciation	(154,000)	(245,000)
Loss carry forwards	2,176,000	1,921,000
Gross deferred tax assets	2,787,000	2,516,000
Valuation allowance	(2,379,000)	(2,108,000)
Net deferred tax asset	$408,000	$408,000

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business.  As of December 31, 2010 and 2009, the Company has a deferred tax asset of $408,000 which we estimate will be recoverable in future periods, net of a valuation allowance of $2,379,000 and $2,108,000, respectively.

We file income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. However, because of net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination.

The guidance for accounting for uncertainties in income taxes requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. There were no unrecognized tax benefits that impacted our effective tax rate and accordingly, there was no material effect to our financial position, results of operations or cash flows.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We do not anticipate that our unrecognized tax benefits will significantly increase in the next 12 months.

10.	Equity Compensation Program and Stock-based Compensation

a.           2010 Equity Compensation Program

The Company’s 2010 Equity Compensation Program was approved by the shareholders of the Company at the Annual Meeting which was held on June 2, 2010.  The Company’s 2010 Equity Compensation Program provides for grants of options, stock appreciation rights and restricted stock awards to employees, officers, directors, and others who render services to the Company.  The Program is comprised of four parts including:  (i) the Incentive Stock Option Plan which provides for grants of “incentive stock options”, (ii) the Supplemental Stock Option Plan which provides for grants of stock options that shall not be “incentive stock options”, (iii) the Stock Appreciation Rights Plan which allows the granting of stock appreciation rights and, (iv) the Restricted Stock Award Plan which provides for the granting of restrictive shares of Common Stock and restricted stock units.  The plans are administered by the Compensation Committee of the Board of Directors.  Under these plans, an aggregate of up to 4,000,000 shares of common stock may be granted.

b.           2000 Equity Compensation Program

The Company’s 2000 Equity Compensation Program expired on June 2, 2010.  All outstanding grants of options, stock appreciation rights and performance shares issued under the Program will remain outstanding and shall expire on the date determined by the terms of the original grant.  The latest date of expiration for outstanding grants under the plan is September 13, 2020.

c.           Stock Option Expense

The Company’s results for the years ended December 31, 2010, 2009 and 2008 include stock-based compensation expense for stock option grants totaling $127,000, $65,000 and $47,000, respectively.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($48,000 for 2010, $7,000 for 2009 and $8,000 for 2008), and selling, general and administrative expenses ($79,000 for 2010, $58,000 for 2009 and $39,000 for 2008).

As of December 31, 2010, 2009 and 2008, there were $194,300, $311,300 and $17,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.3 years, 3.0 years and 1.1 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2010 and 2009 was $1.00 and $1.22, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The expected volatility is based upon historical volatility of our stock and other contributing factors.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected term is based upon the contractual term of the option.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2010 and 2009:

Years Ended
December 31,
	2010	2009	2008 (1)
Dividend yield	—%	—%	—%
Volatility	226 - 236%	180 - 232%	—%
Risk-free interest rate	2.7 - 3.7%	2.5 - 3.45%	—%
Expected life	10 years	10 years	—

(1)	The Company did not issue any stock options during 2008.

d.           Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2008	1,228,639	$1.52
Granted	—	—
Exercised	(182,000)	1.42
Forfeited /Expired	(16,500)	3.25
Outstanding as of December 31, 2008	1,030,139	1.50
Granted	305,084	1.22
Exercised	(84,500)	1.14
Forfeited/Expired	(35,000)	1.10
Outstanding as of December 31, 2009	1,215,723	1.46
Granted	10,000	1.00
Exercised	(10,000)	.85
Forfeited /Expired	(417,247)	2.11
Outstanding as of December 31, 2010(b)	798,476	$1.13	5.2	$63,105

Exercisable as of December 31, 2010	543,951	$1.12	3.5	$63,105

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2010 exceeds the exercise prices of the respective options.

(b)  Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2010.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2010.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2010	300,728	$1.21
Granted	10,000	$1.00
Vested	(36,373)	$1.64
Forfeited	(19,830)	$1.14
Non-vested – December 31, 2010	254,525	$1.14

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $59,600, $49,000 and $35,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $1.75	775,876	8.8	$1.04	521,351	$0.98
$3.25 - $5.00	22,600	0.5	$4.34	22,600	$4.34

(1)	There were no outstanding options with an exercise price between $1.75 and $3.25.

e.           Restricted Stock Unit Awards

There were no Restricted Stock Unit awards in 2010 and 2009.  During 2008, the Company granted 23,500 restricted stock units under the 2000 Performance Share Program with an estimated fair value of $85,300 based on the closing market price of the Company’s stock on the grant date.  These grants vest over a three year period contingent on continued employment over the vesting period.  The Company recognized related stock compensation expense of $41,000 ($5,000 in Cost of Goods Sold and $36,000 in Selling, General and Administrative expenses) in 2010, $48,000 ($5,000 in Cost of Goods Sold and $43,000 in Selling, General and Administrative expenses) in 2009 and $41,000 ($5,000 in Cost of Goods Sold and $36,000 in Selling, General and Administrative expenses) in 2008, related to these grants.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	# of Units	Weighted Average Grant Date Fair Value $
Outstanding as of January 1, 2008	12,000	4.00
Granted	23,500	3.63
Vested	(4,000)	4.00
Forfeited/Expired	—	—
Outstanding as of December 31, 2008	31,500	3.72
Granted	—	—
Vested	(13,504)	3.79
Forfeited/Expired	—	—
Outstanding as of December 31, 2009	17,996	3.68
Granted	—	—
Vested	(6,998)	3.59
Forfeited/Expired	(4,000)	4.00
Outstanding as of December 31, 2010	6,998	3.59

The total fair value of restricted stock units which vested during 2010, 2009 and 2008 was $8,487, $20,774 and $6,600, respectively, as of the vesting date.

On March 24, 2011, the Company granted to directors, officers and existing employees an aggregate of 200,900 options to purchase the Company’s common stock under the 2010 Equity Compensation Program. Each such option is exercisable for a period of ten years from the date of the grant and granted at an exercise price of $0.98 per share.

11.	Net (Loss) Income per Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive. For the year ended December 31, 2010 and 2009, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.

This included a weighted average of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,125,000 anti-dilutive common shares issuable on conversion of accrued interest.  The weighted average number of outstanding anti-dilutive warrants excluded from the computation of diluted net income per common share year ended December 31, 2010 was 2,718,750 and the weighted average number of outstanding anti-dilutive common stock options was 798,476.  In addition, a total weighted average of 6,998 shares of non-vested restricted stock with a grant date fair value in excess of the average market price of the common shares during the year was excluded from the computation because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Years ended December 31,
	2010	2009	2008
Numerators
Net (loss) income applicable to common shareholders - basic	$(733,813)	$(2,799,992)	$1,098,421
Interest on Convertible Debt	—	—	150,000
Net (loss) income applicable to common shareholders - diluted	$(733,813)	$(2,799,922)	$1,248,421

Denominators
Weighed average shares outstanding-Basic	11,522,297	11,331,258	10,902,061
Convertible Debt	—	—	2,500,000
Warrants	—	—	1,615,417
Stock options	—	—	594,972
Restricted stock units	—	—	6,854
Weighted average shares outstanding - diluted	11,522,297	11,331,258	15,619,304

12.	Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease.  Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.  On November 1, 2010, the Company exercised the final option on the lease extending the term for an additional two years to October 31, 2012, at substantially the same terms.

The Company’s MRC Optics subsidiary occupies approximately 25,000 square feet of space located at 6405 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006.  Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.  During 2006, MRC Optics negotiated terms for the renewal of the lease until August 31, 2008 and in 2008, the Company elected to extend the lease until August 31, 2010.  In August 2010, the Company negotiated terms for the renewal of the lease until August 31, 2013.

The total rent for these leases was approximately $569,000, $582,000 and $588,000 in 2010, 2009 and 2008, respectively.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods are as follows:

Year ending December 31:
2011	$480,000
2012	428,000
2013	107,000
$1,105,000

b.	Retirement plans

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

In 2010, the Company matched employee contributions of $129,998 in the form of 124,669 shares of the Company’s common stock, which were issued to the Plan in March 2011.  In 2009, the Company matched employee contributions of $154,535 in the form of 103,403 shares of the Company’s common stock, which were issued to the Plan in March 2010.  In 2008, the Company matched employee contributions in the amount of $179,068 contributed in the form of 66,469 shares of the Company’s common stock, distributed in February 2009.  The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

13.	Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s product sales by product categories during the past three years:

Year Ended December 31,	2010		2009		2008
Category	Sales	%	Sales	%	Sales	%
Optical Components	$10,115,000	92	$10,350,000	94	$14,750,000	90
Laser System Devices and Instrumentation	939,000	8	701,000	6	1,551,000	10
Total	$11,054,000	100	$11,051,000	100	$16,301,000	100

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 14.9%, 12.5%, and 5.2% of product sales in 2010, 2009 and 2008, respectively

The Company had sales to three major domestic customers which accounted for 15.3% and 10.8%, and 10.3% of sales in 2010.  Each customer is an electro-optical systems division of a major U.S. defense corporation who manufactures systems for U.S. and allied foreign governments.  In 2009, the same three customers represented 17.7%, 9.8% and 4.7% of sales, respectively.  In 2008, the same three customers represented 8.7%, 5.9% and 9.6% of sales, respectively.

During the past three years, sales to the Company’s top five customers represented approximately 53.3%, 55.3% and 58.8% of sales, respectively.  Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2010, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	800,474
Subordinated convertible notes	2,500,000
Accrued interest convertible to common shares	1,125,000
Warrants issuable on conversion of Subordinated convertible notes and accrued interest	2,718,750
11,144,224

b.	Warrants

The Company had no outstanding warrants as of December 31, 2010.  As of December 31, 2009, the Company had 60,000 outstanding warrants with an exercise price of $1.35 and a fair value of $1.31 which expired in May 2010.  During the year ended December 31, 2009, a total of 50,000 warrants were exercised with a fair value of $1.29 and an exercise price of $1.35 each or $67,500, in total.  A total of 893,790 warrants with an exercise price of $1.35 and fair value of $1.29 expired during the year.

15.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities:  The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2010 due to their short-term maturities.

Long-Term Debt:  The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of variable and fixed rate debt at December 31, 2010 in the amount of $3,970,000 approximates fair value.

16.	Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2010	First	Second	Third	Fourth
Net sales	$2,808,046	$2,164,491	$2,478,581	$3,603,060
Gross profit	540,494	255,712	494,678	1,218,141
Net income (loss)	(274,469)	(648,898)	(281,755)	471,309
Net income (loss) per share - Basic	(0.02)	(0.06)	(0.02)	0.04
Net income (loss) per share – Diluted	(0.02)	(0.06)	(0.02)	0.04

Year 2009	First	Second	Third	Fourth
Net sales	$2,815,097	$2,620,437	$2,664,963	$2,950,630
Gross profit	381,687	419,098	606,530	747,273
Net loss	(314,409)	(336,998)	(2,122,330)	(26,255)
Net loss per share - Basic	(0.03)	(0.03)	(0.19)	(0.00)
Net loss per share - Diluted	(0.03)	(0.03)	(0.19)	(0.00)

Year 2008	First	Second	Third	Fourth
Net sales	$4,164,248	$4,007,412	$3,802,935	$4,326,614
Gross profit	1,501,593	1,219,202	1,065,424	1,028,370
Net income	491,200	294,017	169,120	144,084
Net income per share - Basic	0.05	0.03	0.02	0.01
Net income per share - Diluted	0.03	0.02	0.01	0.01

Schedule II –Valuation and Qualifying Accounts

PHOTONIC PRODUCTS GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Expenses	Additions (Deductions) to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2010	$15,000	—	—	—	$15,000
Year ended December 31, 2009	$15,000	—	—	—	$15,000
Year ended December 31, 2008	$15,000	—	—	—	$15,000

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2010	$2,108,000	—	271,000	—	$2,379,000
Year ended December 31, 2009	$1,733,000	—	375,000	—	$2,108,000
Year ended December 31, 2008	$2,041,000	(408,000)	100,000	—	$1,733,000