Form 10-Q
period 2011-03-31
PHOTONIC PRODUCTS GROUP INC
filed 2011-05-16
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

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

Yes ☐ No ☒

Common shares of stock outstanding as of May 16, 2011:
11,687,353 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

INDEX

Part I.CONDENSED FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed consolidated balance sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)
Condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited)
Condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 (unaudited)
Notes to condensed consolidated financial statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II.OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	[Reserved]
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,062,712	$4,365,045
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2011 and 2010)	2,125,168	2,224,592
Inventories, net	2,607,207	2,390,876
Other current assets	206,634	119,243
Total current assets	9,001,721	9,099,756
Plant and equipment:
Plant and equipment, at cost	14,898,392	14,879,508
Less: Accumulated depreciation and amortization	(13,077,197)	(12,876,163)
Total plant and equipment	1,821,195	2,003,345
Precious Metals	157,443	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	574,811	594,452
Other Assets	47,235	47,235
Total Assets	$12,321,977	$12,621,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	775,144	836,190
Customer advances	311,324	441,987
Total current liabilities	1,095,468	1,287,177

Accrued Interest on Related Party Convertible Notes Payable	825,000	1,125,000
Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	333,502	335,874
Total liabilities	4,753,970	5,248,051

Commitments	—	—

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,691,953 shares issued at March 31, 2011 and 11,562,656 issued at December 31, 2010	116,921	115,626
Capital in excess of par value	17,560,759	17,402,528
Accumulated deficit	(10,094,723)	(10,129,452)
	7,582,957	7,388,702
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,568,007	7,373,752
Total Liabilities and Shareholders’ Equity	$12,321,977	$12,621,803

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Total revenue	$3,241,434	$2,808,046

Cost and expenses:
Cost of goods sold	2,368,897	2,267,552
Selling, general and administrative expenses	809,245	779,994
	3,178,142	3,047,546

Income (loss) from operations	63,292	(239,500)

Other (expense) income:
Interest expense—net	(32,189)	(34,969)
Gain on sale of plant & equipment	3,626	—
	(28,563)	(34,969)

Net income (loss) before income taxes	34,729	(274,469)

Income tax (provision) benefit	—	—

Net income (loss)	$34,729	$(274,469)

Net income (loss) per common share — basic and diluted	$0.00	$(0.02)

Weighted average shares outstanding — basic	11,579,606	11,458,411

Weighted average shares outstanding — diluted	11,679,990	11,458,411

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$34,729	$(274,469)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	221,570	234,457
401K common stock contribution	129,998	154,535
Accrued interest	—	37,500
Gain on sale of plant & equipment	(3,626)	—
Stock based compensation	29,898	38,706
Changes in operating assets and liabilities:
Accounts receivable	99,424	141,902
Inventories, net	(216,331)	218,039
Other current assets	(87,391)	35,306
Other assets	—	(1,240)
Accounts payable and accrued liabilities	(61,046)	37,704
Customer advances	(130,663)	(141,981)
Accrued interest on Related Party Convertible Notes Payable	(300,000)	—
Total adjustments and changes	(318,167)	754,928
Net cash (used in) provided by operating activities	(283,438)	480,459

Cash flows from investing activities:
Capital expenditures	(22,153)	(32,946)
Proceeds from sale of plant & equipment	6,000	—
Net cash (used in) investing activities	(16,153)	(32,946)

Cash flows from financing activities:
Redemption of restricted stock units	(370)	(533)
Proceeds from exercise of stock options	—	8,500
Principal payments of notes payable-other	(2,372)	(2,282)
Net cash (used in) provided by financing activities	(2,742)	5,685

Net (decrease) increase in cash and cash equivalents	(302,333)	453,198

Cash and cash equivalents at beginning of period	4,365,045	4,069,310

Cash and cash equivalents at end of period	$4,062,712	$4,522,508

Supplemental Disclosure of Cash Flow Information:
Interest paid	$341,000	$3,000
Income taxes paid (refund)	$—	$(75,000)

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

 The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$1,125	$1,103
Work in process, including manufactured parts and components	946	806
Finished goods	536	482
	$2,607	$2,391

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

As of March 31, 2011, the Company has recognized a  net deferred tax asset balance in the amount of $408,000 which is the portion of the total net deferred tax balance of $2,817,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,409,000 as of March 31, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2011, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended March 31, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

A total of 237,476 common stock options, 17,000 stock grants,  2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding convertible notes and 825,000 common shares and 618,750 warrants issuable on conversion of accrued interest were excluded from the computation of diluted net income per common share for the three months ended March 31, 2011.  For the three months ended March 31, 2010, all common stock equivalents outstanding were excluded from the computation of diluted net income per share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$34,729	11,579,606	$0.00)	$(274,469)	11,458,411	$(0.02)
Effect of dilutive securities:
Convertible Debt	—	—		—	—
Warrants	—	—		—	—
Options and stock grants	—	100,384		—	—
Diluted Income (Loss) Per Share:
Net Income (Loss) Applicable to Common Shareholders	$34,729	11,679,990	$0.00	$(274,469)	11,458,411	$(0.02)

Stock-Based Compensation

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

The Company's results for the three months ended March 31, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $28,623 and $29,766, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $10,542 for 2011 ($10,830 for 2010), and selling, general and administrative expenses in the amount of $18,081 for 2011 ($18,936 for 2010).

As of March 31, 2011, there was $371,184 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 3.0 years. As of March 31, 2010, there was $279,391 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.75 years.

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

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Expected Dividend yield	0.00%	0.00%
Expected Volatility	99%	236%
Risk-free interest rate	3.4%	3.7%
Expected term	8 -10 years	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the three month period ended March 31, 2011:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	798,476	$1.13	5.2	$63,105
Granted	209,700	0.98
Exercised	—	—
Expired/Forfeited	(23,800)	4.17
Outstanding at March 31, 2011	984,376	$1.12	6.1	$103,396
Exercisable at March 31, 2011	604,608	$1.17	4.2	$88,855

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2011.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2011	254,525	$1.14
Granted	209,700	$0.98
Vested	(83,657)	$1.16
Forfeited	(800)	$1.00
Non-vested – March 31, 2011	379,768	$1.05

The total fair value of options vested during the three months ended March 31, 2011 and 2010 was $97,105 and $43,980, respectively.

c)	Restricted Stock Unit Awards

There were 15,000 restricted stock units granted under the 2010 Equity Compensation Program during the three months ended March 31, 2011.  These grants vest over a three year period contingent on continued employment or service during the vesting period.

There were no grants during the three months ended March 31, 2010.

The Company's results for the three months ended March 31, 2011 and 2010 include stock-based compensation expense of $1,275 and $8,940, respectively, for restricted stock unit grants under the Company’s 2000 Performance Share Program.  There was no expense for awards under the Company’s 2010 Performance Share Program. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $0 for 2011 ($1,335 for 2010) and in selling, general and administrative expenses in the amount of $1,275 for 2011 ($7,605 for 2010).

A summary of the Company’s non-vested restricted stock units at March 31, 2011 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value - $
Non-vested - January 1, 2011	6,998	3.59
Granted	15,000	0.97
Vested	(4,998)	4.00
Forfeited	—	—
Non-vested – March 31, 2011	17,000	1.16

NOTE 3- STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2011, the Company issued 124,669 common shares to the PPGI 401k plan as a match to employee contributions for 2010.  In addition, the Company also issued 4,628 shares of common stock on the vesting of employee stock grants during the quarter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  The events described in the forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements.  The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011.  Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate.  Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results.  The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.  The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.  In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report.  These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures.  It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets.  Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010.

Results of Operations

Photonic Products Group, Inc.’s business falls into two general product types: Optical Components which develops, manufactures and delivers high-end precision custom optics and thin film optical coating services, and Laser System Devices and Instrumentation which includes the growth and fabrication of crystalline materials with electro-optic, non-linear and optical properties for use in both standard and custom products and the manufacture of crystal based devices and associated instrumentation.  The Optical Components product lines and services are brought to market through three brands: INRAD, Laser Optics and MRC Optics (“MRC”).  The Laser Systems Devices and Instrumentation are manufactured and sold by INRAD.  The Company operates manufacturing facilities in New Jersey and Florida.

Revenue

Sales for the three months ended March 31, 2011 were $3,241,000, an increase of 15.4% compared with $2,808,000 in the first quarter of 2010.   This was mainly due to an increase in orders from new customers and growth from existing customers in the commercial markets we serve.  Commercial sales increased with optical components up 18.3% and laser systems up 7%.  This was partially offset by a decrease in defense sales which were down 15.6% from the first quarter of 2010.

Sales to major customers who represent more than 10% of period sales, decreased as a percentage of total sales to 38.4% in the first quarter of 2011 from 58.1% in the first quarter of 2010.  Sales to the Company’s top five customers also decreased in the first quarter of 2011 by approximately 5.6%, from the same period 2010.  This was due to lower sales to three of our larger defense customers, as well as the positive impact of growth in sales to a number of new and smaller customers.

Orders for the first quarter were $2.7 million, the same level as last year.

Order backlog was $4.8 million at March 31, 2011compared to a backlog of $5.4 million at December 31, 2010 and $4.2 million at March 31, 2010.

Cost of Goods Sold

For the three months ended March 31, 2011, cost of goods sold decreased as a percentage of sales to 73.1% of sales in 2011 compared with 80.8% of sales for the same period last year.  However, in dollar terms, the cost of goods sold for the first quarter of 2011 increased to $2,369,000 compared to $2,268,000 for the same period last year.

In the first quarter of 2011, manufacturing wages and salaries and related fringe benefits increased by 4.6% principally due to the increase in fringe benefits costs compared with the same period in 2010.  As a percentage of sales, these manufacturing labor costs actually decreased in first quarter of 2011 as compared with the same period last year.

Material costs increased for the first quarter of 2011 as compared with the same period in 2010 in both dollar terms and as a percentage of sales due to a shift in the mix of product sales which required a higher cost in the first quarter of 2011 compared to 2010.

Overall, gross margin in the first quarter of 2011 increased to $872,000 or 26.9% of sales, compared with $540,000 or 19.2% of sales in the comparable period of 2010, reflecting the factors discussed and the impact of higher sales levels this quarter on the Company’s relatively fixed cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2011 were $809,000 or 25.0% of sales compared to $780,000 or 27.8% of sales for the three months ended March 31, 2010.  This represents a slight increase despite the increase sales and is comprised mainly of an increase in SG&A salaries and wages and personnel related costs.

Operating Income (Loss)

The Company had an operating income of $63,000 in the three months ended March 31, 2011 compared with an operating loss of $240,000 in the three months ended March 31, 2010 which was an improvement of $303,000.

Other Income and Expense

For the three months ended March 31, 2011, net interest expense was $32,000, a slight decrease from $35,000 in the first quarter of last year.

Overall interest expense for the three months ended March 31, 2011 was $41,000 which was unchanged from the comparable period for 2010.  Offsetting interest expense was a slight increase in interest income of $3,000 in first quarter of 2011 compared with the first quarter of 2010.

In the first quarter of 2011, the Company sold surplus equipment and recorded a gain of $4,000 on the sale.

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

As of March 31, 2011, the Company has recognized a  net deferred tax asset balance in the amount of $408,000 which is the portion of the total net deferred tax balance of $2,817,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,409,000 as of March 31, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2011, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended March 31, 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had  net income of $35,000 for the three months ended March 31, 2011 compared with a net loss of $274,000 for the three months ended March 31, 2010.  This improvement was primarily attributable to the positive effect of a 15.4% increase in sales volumes and an improvement in gross profit margins, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major uses of cash in the past two years have been for repayment and servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated cash requirements for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs over next twelve months.  During the first three months of 2011 and 2010, our primary source of capital was cash from operating activities.

The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash (used in) provided by operating activities	$(283)	$480
Net cash (used in) investing activities	(16)	(33)
Net cash (used in) provided by financing activities	(3)	6
Net (decrease) increase in cash and cash equivalents	$(302)	$453

Net cash flow used in operating activities was $283,000 for the three months ended March 31, 2011, compared with a net cash flow provided by operating activities of $480,000 in the same period last year.  The decrease in operating cash flows was due to several factors, but primarily resulted from the increase of inventory and current assets, the accelerated payment of accrued interest, reductions in trade account payables levels and lower reductions in accounts receivable levels, offset by positive effect of the Company’s net income of $35,000 in 2011 compared to a net loss of $274,000 in 2010.

Inventory levels increased by $216,000 to $2,607,000 at March 31, 2011 compared to a decrease of $218,000 in the three month period ended March 31, 2010.  The increase in inventory is primarily attributable to an increase in demand and timing of deliveries for orders.

In the three months ended March 31, 2011, accounts payable balances decreased which used $61,000 of cash flow in 2011 compared to an increase in accounts payable balances in the comparable period in 2010 which provided $38,000 of cash flow. The change in 2011 compared to 2010 primarily reflects the timing of purchasing materials related to the increase in inventory items.

In the first three months of 2011, reductions in accounts receivable provided $99,000 of cash flow, a decrease from the comparable period in 2010 which provided $142,000 from account receivable reductions.  The decrease was principally attributable to the increased level of sales in the current period.

Customer advances decreased by $131,000 to $311,000 in the first three months of 2011.  Customer advances vary with the timing of orders from customers.  In the comparable period in 2010, customer advances decreased by $142,000 to $442,000.

On March 30, 2011, the Company paid accrued interest of $180,000 and $120,000 on the $1,500,000 Related Party Convertible Note and the $1,000,000 Related Party Convertible Note, respectively. In addition the Company also paid $22,500 and $15,000 of interest relating to the $1.5 million Note and $1 million Note, respectively, as the Company intends to stay current with interest payments for amounts that would accrue against these notes in 2011 and going forward.  Therefore the Company expects to make a payment of $37,500 each quarter in 2011 and through the maturity date to satisfy the amounts of accrued interest each quarter.

Capital expenditures for the three months ended March 31, 2011 were $22,000 and were mainly unchanged from $33,000 in the comparable period last year.  Management continued its review program for planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.

In the three months ended March 31, 2011, the Company made a deposit payment for the fabrication of custom precious metal manufacturing tools in the amount of $99,000.  The tools were completed and received in the second quarter of 2011.

Net cash used in financing activities during the first three months of 2011 totaled $3,000 compared to net cash provided by financing activities of $6,000 during the comparable period in 2010 and consisted mainly of principal payments of $3,000 on other long term notes.  In the first three months of 2010, the net cash provided by financing activities consisted of $9,000 from the proceeds from the exercise of stock options offset by $3,000 for principal payments on other long term notes.

The Company had a net decrease in cash and cash equivalents of $302,000 in the three months ended March 31, 2011 compared with an increase of $453,000 in the corresponding period last year.

Cash and cash equivalents at March 31, 2011 were $4,063,000.  At December 31, 2010, the Company had $4,365,000 in cash and cash equivalents.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it has limited exposure to changes in interest rates from investments in certain money market accounts.  The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Chief Financial Officer,
Secretary and Treasurer

Date: May 16, 2011