Form 10-Q
period 2011-06-30
PHOTONIC PRODUCTS GROUP INC
filed 2011-08-12
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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
Yes ☐ No ☒

Common shares of stock outstanding as of August 12, 2011:

11,707,353 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,282,280	$4,365,045
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2011 and 2010)	1,834,278	2,224,592
Inventories, net	2,647,201	2,390,876
Other current assets	150,742	119,243
Total current assets	8,914,501	9,099,756
Plant and equipment:
Plant and equipment, at cost	14,926,991	14,879,508
Less: Accumulated depreciation and amortization	(13,271,602)	(12,876,163)
Total plant and equipment	1,655,389	2,003,345
Precious Metals	262,886	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	555,170	594,452
Other Assets	44,499	47,235
Total Assets	$12,152,017	$12,621,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	707,122	836,190
Customer advances	544,856	441,987
Total current liabilities	1,260,978	1,287,177

Accrued Interest on Related Party Convertible Notes Payable	525,000	1,125,000
Related Party Convertible Notes Payable	2,500,000	2,500,000
Other Long Term Notes, net of current portion	331,182	335,874
Total liabilities	4,617,160	5,248,051

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,711,953 shares issued at June 30, 2011 and 11,562,656 issued at December 31, 2010	117,120	115,626
Capital in excess of par value	17,623,160	17,402,528
Accumulated deficit	(10,190,473)	(10,129,452)
	7,549,807	7,388,702
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,534,857	7,373,752
Total Liabilities and Shareholders’ Equity	$12,152,017	$12,621,803

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$3,221,234	$2,164,491	$6,462,668	$4,972,537

Cost and expenses:
Cost of goods sold	2,437,174	1,908,779	4,806,071	4,176,330
Selling, general and administrative expenses	847,784	869,695	1,657,029	1,649,690
	3,284,958	2,778,474	6,463,100	5,826,020

Loss from operations	(63,724)	(613,983)	(432)	(853,483)

Other expense:
Interest expense—net	(32,026)	(34,915)	(64,215)	(69,884)
Gain on sale of plant and equipment	—	—	3,626	—
	(32,026)	(34,915)	(60,589)	(69,884)

Net loss before income taxes	(95,750)	(648,898)	(61,021)	(923,367)

Income tax (provision) benefit	—	—	—	—

Net loss	$(95,750)	$(648,898)	$(61,021)	$(923,367)

Net loss per common share—basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.08)
Weighted average shares outstanding—basic and diluted	11,697,353	11,556,729	11,622,483	11,494,929

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(61,021)	$(923,367)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	435,616	470,281
401K common stock contribution	129,998	154,535
Gain on sale of fixed assets	(3,626)	—
Stock based compensation	73,498	80,085
Changes in operating assets and liabilities:
Accounts receivable	390,314	589,607
Inventories, net	(256,325)	136,409
Other current assets	(31,499)	(4,883)
Other assets	2,736	(3,092)
Accounts payable and accrued liabilities	(129,068)	182,911
Customer advances	102,869	(227,476)
Accrued Interest on Related Party Convertible Notes Payable	(600,000)	—
Total adjustments and changes	114,513	1,378,377
Net cash provided by operating activities	53,492	455,010

Cash flows from investing activities:
Capital expenditures	(50,752)	(64,665)
Purchase of precious metals	(105,443)	—
Proceeds from sale of plant and equipment	6,000	—
Net cash (used in) investing activities	(150,195)	(64,665)

Cash flows from financing activities:
Redemption of restricted stock units	(370)	(533)
Proceeds from exercise of stock options	19,000	8,500
Principal payments of notes payable-other	(4,692)	(4,510)
Net cash provided by financing activities	13,938	3,457

Net (decrease) increase in cash and cash equivalents	(82,765)	393,802

Cash and cash equivalents at beginning of period	4,365,045	4,069,310

Cash and cash equivalents at end of period	$4,282,280	$4,463,112

Supplemental Disclosure of Cash Flow Information:
Interest paid	$682,000	$7,000
Income taxes paid (refund)	$—	$(75,000)

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

Inventories are comprised of the following and are shown net of inventory reserves:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$1,097	$1,103
Work in process, including manufactured parts and components	876	806
Finished goods	674	482
	$2,647	$2,391

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

For the three months and six months ended June 30, 2011 and 2010, the Company did not record a current provision for either state of federal income taxes due to the losses incurred for both income tax and financial reporting purposes.

As of June 30, 2011, the Company has recognized a net deferred tax asset balance in the amount of $408,000 which is the portion of the total net deferred tax balance of $2,716,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,308,000 as of June 30, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three months and six months ended June 30, 2011 and 2010, the potential dilutive effect of all common stock equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive.   A total of 979,000 common stock options and grants, 1,875,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net loss per common share for the three months and six months ended June 30, 2011.  For the three months and six months ended June 30, 2010, 875,000 common stock options and grants, 1,875,000 warrants and 2,500,000 common shares issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net loss per common share.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $41,112 and $29,766, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $17,287 ($10,830 for 2010), and selling, general and administrative expenses in the amount of $23,825 ($18,936 for 2010).

The Company’s results of operations for the six months ended June 30, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $69,735 and $59,532, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $27,829 ($21,660 for 2010), and selling, general and administrative expenses in the amount of $41,906 ($37,872 for 2010).

As of June 30, 2011 and 2010, there were $308,133 and $248,640 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.5 years and 2.5 years, respectively.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Expected Dividend yield	0.00%	0.00%
Expected Volatility	100%	236%
Risk-free interest rate	3.4%	3.7%
Expected term	8 -10 years	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the six month period ended June 30, 2011:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	798,476	$1.13	5.2	$63,105
Granted	209,700	0.98
Exercised	(20,000)	0.95
Expired/Forfeited	(25,900)	3.91
Outstanding at June 30, 2011	962,276	$1.07	6.0	$79,989
Exercisable at June 30, 2011	592,949	$1.09	4.1	$75,795

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2011.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2011	254,525	$1.14
Granted	209,700	$0.89
Vested	(91,998)	$1.20
Forfeited	(2,900)	$0.92
Non-vested – June 30, 2011	369,327	$0.99

The total fair value of options vested during the six months ended June 30, 2011 and 2010 was $110,035 and $60,000, respectively.

c)	Restricted Stock Unit Awards

There were 15,000 restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2011.  These grants vest over a three year period contingent on continued employment or service during the vesting period.

There were no grants during the six months ended June 30, 2010.

The Company's results of operations for the three months ended June 30, 2011 and 2010 include stock-based compensation expense for restricted stock unit grants totaling $2,488 and $11,613, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $0 ($1,335 for 2010), and selling, general and administrative expenses in the amount of $2,488 ($10,278 for 2010).

The Company’s results of operations for the six months ended June 30, 2011 and 2010 include stock-based compensation expense for restricted stock unit grants totaling $3,763 and $20,553, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $0 ($2,670 for 2010), and selling, general and administrative expenses in the amount of $3,763 ($17,883 for 2010).

A summary of the Company’s non-vested restricted stock units at June 30, 2011 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2011	6,998	$3.59
Granted	15,000	0.97
Vested	(4,998)	$4.00
Forfeited	—	—
Non-vested – June 30, 2011	17,000	$1.16

NOTE 3- STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011, the Company issued 124,669 common shares to the PPGI 401k plan as a match to employee contributions for 2010 and 4,628 shares of common stock were issued on the vesting of employee stock grants, net of shares tendered to cover withholding taxes.

In addition, 20,000 common shares were issued for proceeds of $19,000 in connection with the exercise of stock options during the six month period.

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

Revenue

Sales for the three months ended June 30, 2011 were $3,221,000, an increase of 48.8% compared with $2,164,000 in the second quarter of 2010.  Sales for the six months ended June 30, 2011 were $6,463,000, an increase of 30% compared with $4,973,000 for the six months ended June 30, 2010.  This was mainly due to an increase in orders from both new customers and from existing customers in the commercial markets we serve.  Sales of optical components increased 34.0% and 55.2%, respectively, for the six months ended June 30, 2011 and the quarter ended June 2011 compared with the prior year and sales of laser systems increased 19.8% and 34.3% over the same periods.  Sales to the defense market were down 7.5% for the first six months of 2011 compared to the same periods in 2010.

Sales to major customers who represent more than 10% of period sales, increased as a percentage of total sales to 48.9% in the first six months of 2011 from 42.5% in the same period in 2010.  In addition, sales to major customers increased to 51.6% in the second quarter of 2011 from 17.8% in the second quarter of 2010.

The Company’s top five customers represented 58.8% of total sales in the six month period ended June 30, 2011, up slightly from 58.1% in the same period last year.  Although the percentage of top five customer sales did not increase significantly, one large commercial account was added to the top five customer ranks in the current period, replacing a defense customer in the comparable period last year.

Orders for the first six months of 2011 increased to $6.2 million compared to $4.2 million in the first six months of 2010, up 32.3%.

Order backlog increased to $5.1 million at June 30, 2011compared to a backlog of $3.6 million at June 30, 2010.

Cost of Goods Sold

For the three months ended June 30, 2011, cost of goods sold decreased as a percent of sales to 75.7% from 88.2% in 2010.   For the six months ended June 30, 2011 cost of goods sold decreased to 74.4% as a percentage of sales from 84.0% in the same period in 2010.

In dollar terms, cost of goods sold was $2,437,000 compared to $1,909,000 for the three months ended June 30, 2011, up $528,000 or 27.7%.  For the six months ended June 30, 2011 and 2010, cost of goods sold was $4,806,000, and $4,176,000, respectively, an increase of $630,000 or 15.1%.  The increases were attributable to higher sales in each of the comparable periods in the prior year.

In the second quarter and six months ended June 30, 2011, manufacturing wages and salaries and related fringe benefits increased by 12.4% and 8.3%, respectively, principally due to an increase in direct labor to meet the increased demand and an increase in fringe benefits costs compared with the same periods in 2010.  As a percentage of sales, these manufacturing labor costs decreased both in the in second quarter and the six months ended June 30, 2011 as compared with the same period last year.

Material costs increased in both the second quarter and six months ended June 30, 2011 as compared with the same period in 2010 in dollar terms and as a percentage of sales due to a shift in the product mix to sales with a higher material cost in 2011, compared to 2010.

Overall, gross margin in the second quarter of 2011 was $784,000 or 24.3% of sales, up compared with $256,000 or 11.8% of sales in the second quarter of 2010 and for the six months ended June 30, 2011, gross margin also increased to $1.7 million or 25.6% of sales compared with $796,000 or 16.0% in the same period of 2010, reflecting the factors discussed and the impact of higher sales levels during the periods on the Company’s relatively fixed cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2011 were $848,000 or 26.3% of sales and $1,657,000 or 25.6% or sales, respectively, compared to $870,000 or 40.2% of sales and $1,650,000 or 33.2% of sales, respectively, for the same periods in 2010.

Overall, the major categories of SG&A expenses have remained relatively unchanged both on a year-to-date and quarter over quarter basis as the Company has continued to tightly manage discretionary spending.

Loss from Operations

The Company had an operating loss of $63,000 in the three months ended June 30, 2011 compared with an operating loss of $614,000 in the three months ended June 30, 2010, an improvement of $550,000.  For the six months ended June 30, 2011, the Company ended with a small operating loss of $433, down significantly from an operating loss of $853,000 in the same period last year.

Other Income and Expense

For the three months ended June 30, 2011, net interest expense was $32,000, a slight decrease from $35,000 in the second quarter of last year.  For the six months ended June 30, 2011, net interest expense was $64,000 compared to $70,000 in the same period in 2010.

Interest expense for the three and six months ended June 30, 2011 was $41,000 and $82,000, respectively, which was unchanged from the comparable periods in 2010.  Interest income was $9,000 and $18,000 in second quarter of 2011 and six months ended June 30, 2011 higher than interest income of $6,000 and $12,000 in the comparable periods last year.

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

For the three months and six months ended June 30, 2011 and 2010, the Company did not record a current provision for either state of federal income taxes due to the losses incurred for both income tax and financial reporting purposes.

As of June 30, 2011, the Company has recognized a  net deferred tax asset balance in the amount of $408,000 which is the portion of the total net deferred tax balance of $2,716,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,308,000 as of June 30, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

For the six months ended June 30, 2011, the Company had a net loss of $61,000 which compared favorably with a net loss of $923,000 for the same period in 2010.  The Company had net loss of $96,000 for the three months ended June 30, 2011 compared with a net loss of $649,000 for the three months ended June 30, 2010.  The improvement in 2011 was attributable to the positive effect of the 30.0% and 48.8% increases in sales volumes for the six months and second quarter, respectively, and improvements in gross profit margins, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options and warrants in return for the issuance of common stock.  The Company’s major use of cash in the past two years has been for repayment and servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated  requirements for working capital, principal and interest payments on outstanding debt, capital expenditures and other operating needs over next twelve months.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$53	$455
Net cash (used in) investing activities	(150)	(65)
Net cash provided by financing activities	14	4
Net (decrease) increase in cash and cash equivalents	$(83)	$394

Net cash provided by operating activities was $53,000 for the six months ended June 30, 2011, compared to $455,000 in the same period last year.  The decrease in cash provided by operating activities compared to the corresponding period last year resulted primarily from an increase in working capital requirements necessary to support the Company’s current level of business activity.  In particular, inventory levels increased by $256,000 to $2,647,000 at June 30, 2011 compared to a decrease of $136,000 in the six month period ended June 30, 2010.  The increase in inventory is primarily attributable to an increase in demand and timing of deliveries for orders in the current period.  In addition, the Company paid accrued interest of $600,000 and an additional $75,000 in current interest on convertible notes payable. At a minimum, the Company expects to make a payment of $37,500 each quarter over the balance of 2011 and through the maturity date of the notes to satisfy the amounts of future interest accruing in each quarter.

Capital expenditures for the six months ended June 30, 2011 were $51,000 and $65,000 in the comparable period last year.  Management continued its review of planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.

In the six months ended June 30, 2011, the Company purchased specialized tools fabricated from precious metals in the amount of $105,000.

Net cash provided by financing activities during the first six months ending June 30, 2011 totaled $14,000 compared to $4,000 provided in the comparable period in 2010.  This consisted primarily of proceeds from the exercise of stock options for $19,000 in 2011 and $9,000 in 2010, offset by principal payments on long term notes of $5,000 in each period, respectively.

Overall, the Company had a net decrease in cash and cash equivalents of $83,000 in the six months ended June 30, 2011 compared with an increase of $394,000 in the corresponding period last year.

Cash and cash equivalents at June 30, 2011 were $4,282,000.  At December 31, 2010, the Company had $4,365,000 in cash and cash equivalents.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

101
The following financial information from Photonic Products Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*
Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 12, 2011