Form 10-Q
period 2011-09-30
PHOTONIC PRODUCTS GROUP INC
filed 2011-11-14
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-11668

PHOTONIC PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

181 Legrand Avenue, Northvale, NJ  07647
(Address of principal executive offices)
(Zip Code)

(201) 767-1910
(Registrant’s telephone number, including area code)

_____________________________________________________________________
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
Yes ☐ No ☒

Common shares of stock outstanding as of November 14, 2011:

11,708,964 shares

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,787,329	$4,365,045
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2011 and 2010)	2,020,658	2,224,592
Inventories, net	2,881,196	2,390,876
Other current assets	195,274	119,243
Total current assets	8,884,457	9,099,756
Plant and equipment:
Plant and equipment, at cost	15,105,883	14,879,508
Less: Accumulated depreciation and amortization	(13,465,700)	(12,876,163)
Total plant and equipment	1,640,183	2,003,345
Precious Metals	474,935	157,443
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	535,529	594,452
Other Assets	44,499	47,235
Total Assets	$12,299,175	$12,621,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,000	$9,000
Accounts payable and accrued liabilities	1,071,475	836,190
Customer advances	500,791	441,987
Total current liabilities	1,581,266	1,287,177

Related Party Convertible Notes Payable	2,500,000	2,500,000
Accrued Interest on Related Party Convertible Notes Payable	225,000	1,125,000
Other Long Term Notes, net of current portion	328,875	335,874
Total liabilities	4,635,141	5,248,051

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,713,564 shares issued at September 30, 2011 and 11,562,656 issued at December 31, 2010	117,137	115,626
Capital in excess of par value	17,668,589	17,402,528
Accumulated deficit	(10,106,742)	(10,129,452)
	7,678,984	7,388,702
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,664,034	7,373,752
Total Liabilities and Shareholders’ Equity	$12,299,175	$12,621,803

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total revenue	$3,328,761	$2,478,581	$9,791,429	$7,451,118

Cost and expenses:
Cost of goods sold	2,420,856	1,983,903	7,226,927	6,160,234
Selling, general and administrative expenses	792,132	741,657	2,449,161	2,390,403
	3,212,988	2,725,560	9,676,088	8,550,637

Income (loss) from operations	115,773	(246,979)	115,341	(1,099,519)

Other income (expense):
Interest expense—net	(32,042)	(34,776)	(96,257)	(104,660)
Gain (loss) on sale of plant and equipment	—	—	3,626	(944)
	(32,042)	(34,776)	(92,631)	(105,604)

Net income (loss) before income taxes	83,731	(281,755)	22,710	(1,205,123)

Income tax (provision) benefit	—	—	—	—

Net income (loss)	$83,731	$(281,755)	$22,710	$(1,205,123)

Net income (loss) per common share — basic	$0.01	$(0.02)	$0.00	$(0.10)

Net income (loss) per common share — diluted	$0.01	$(0.02)	0.00	$(0.10)

Weighted average shares outstanding— basic	11,708,964	11,558,056	11,645,389	11,512,335

Weighted average shares outstanding— diluted	11,799,161	11,558,056	11,743,104	11,512,335

See Notes to Condensed Consolidated Financial Statements (Unaudited)

PHOTONIC PRODUCTS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$22,710	$(1,205,123)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	650,507	707,462
401K common stock contribution	129,998	154,535
(Gain) loss on sale of fixed assets	(3,626)	944
Stock based compensation	119,314	121,464
Changes in operating assets and liabilities:
Accounts receivable	203,934	443,060
Inventories, net	(490,320)	(336,397)
Other current assets	(76,031)	53,817
Other assets	2,736	(5,886)
Accounts payable and accrued liabilities	235,285	595,777
Customer advances	58,804	(232,011)
Accrued Interest on Related Party Convertible Notes Payable	(900,000)	—
Total adjustments and changes	(69,399)	1,502,765
Net cash (used by) provided by operating activities	(46,689)	297,642

Cash flows from investing activities:
Capital expenditures	(230,796)	(124,032)
Purchase of precious metals	(317,492)	—
Proceeds from sale of plant and equipment	6,000	—
Net cash (used in) investing activities	(542,288)	(124,032)

Cash flows from financing activities:
Redemption of restricted stock units	(740)	(1,239)
Proceeds from exercise of stock options	19,000	8,500
Principal payments of notes payable-other	(6,999)	(6,761)
Net cash provided by financing activities	11,261	500

Net (decrease) increase in cash and cash equivalents	(577,716)	174,110

Cash and cash equivalents at beginning of period	4,365,045	4,069,310

Cash and cash equivalents at end of period	$3,787,329	$4,243,420

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,023,000	$11,000
Income taxes paid (refund)	$—	$(74,000)

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

Inventories are comprised of the following and are shown net of inventory reserves:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$1,041	$1,103
Work in process, including manufactured parts and components	1,130	806
Finished goods	710	482
	$2,881	$2,391

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For the three and nine months ended September 30, 2011 and 2010, the Company did not record a current provision for either state or federal income taxes due to the availability of net operating loss carryforwards to offset against federal and state income taxes.

As of September 30, 2011, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,521,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,113,000 as of September 30, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

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

For the three and nine months ended September 30, 2011, 2,500,00 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes and 225,000 common shares and 168,750 warrants issuable on conversion of accrued interest on related party convertible notes were excluded from the computation of diluted net income per common share because their effect is anti-dilutive.

For the three and nine months ended September 30, 2010, 811,000 common stock options and grants, 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes and 1,087,500 common shares and 815,625 warrants issuable on conversion of accrued interest on related party convertible notes were excluded from the computation of diluted net loss per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic Income (Loss) Per Share:
Net Income (Loss)	$83,731	11,708,964	$0.01	$(281,755)	11,558,056	$(0.02)
Effect of dilutive securities:
Options and stock grants	—	90,197		—	—

Diluted Income (Loss) Per Share:
Net Income (Loss) Applicable to Common Shareholders	$83,731	11,799,161	$0.01	$(281,755)	11,558,056	$(0.02)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic Income (Loss) Per Share:
Net Income (Loss)	$22,710	11,645,389	$0.00	$(1,205,123)	11,512,335	$(0.10)
Effect of dilutive securities:
Options and stock grants	—	97,715		—	—

Diluted Income (Loss) Per Share:
Net Income (Loss) Applicable to Common Shareholders	$22,710	11,743,104	$0.00	$(1,205,123)	11,512,335	$(0.10)

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company expects that the adoption will not have a significant impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and full retrospective application is required. The Company expects that the adoption will not have a significant impact on its Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before automatically applying the two-step goodwill impairment test, which has been the required test since 2002. If an entity determines that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test to determine the amount, if any, of impaired goodwill. Otherwise, the two-step goodwill impairment test is not required.  This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate adopting this guidance in our fourth quarter of fiscal 2011 at the time we perform our annual goodwill test and do not expect that this standard will materially impact our Consolidated Financial Statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $44,178 and $29,766, respectively.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $18,486 ($10,830 for 2010), and selling, general and administrative expenses in the amount of $25,692 ($18,936 for 2010).

The Company’s results of operations for the nine months ended September 30, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $113,913 and $89,298, respectively.  Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $46,315 ($32,490 for 2010), and selling, general and administrative expenses in the amount of $67,598 ($56,808 for 2010).

As of September 30, 2011 and 2010, there were $263,955 and $230,138 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.3 years and 2.3 years, respectively.

The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended
	September	30,
	2011	2010
Expected Dividend yield	0.00%	0.00%
Expected Volatility	100%	226-236%
Risk-free interest rate	3.4%	2.7-3.7%
Expected term	8 -10 years	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2011:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	798,476	$1.13	5.2	$63,105
Granted	209,700	0.98
Exercised	(20,000)	0.95
Expired/Forfeited	(25,900)	3.91
Outstanding at September 30, 2011	962,276	$1.03	6.0	$63,105

Exercisable at September 30, 2011	594,640	$1.02	4.2	$63,105

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2011.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2011	254,525	$1.14
Granted	209,700	$0.89
Vested	(93,689)	$1.19
Forfeited	(2,900)	$0.92
Non-vested – September 30, 2011	367,636	$0.99

The total fair value of options vested during the nine months ended September 30, 2011 and 2010 was $112,000 and $60,000, respectively.

c)	Restricted Stock Unit Awards

There were 15,000 restricted stock units granted under the 2010 Equity Compensation Program during the nine months ended September 30, 2011.  These grants vest over a three year period contingent on continued employment or service during the vesting period.

There were no grants during the nine months ended September 30, 2010.

The Company's results of operations for the three months ended September 30, 2011 and 2010 include stock-based compensation expense for restricted stock unit grants totaling $1,638 and $11,613, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $0 ($1,335 for 2010), and selling, general and administrative expenses in the amount of $1,638 ($10,278 for 2010).

The Company’s results of operations for the nine months ended September 30, 2011 and 2010 include stock-based compensation expense for restricted stock unit grants totaling $5,401 and $32,166, respectively.  Such amounts have been included in the accompanying Consolidated Statements of Operations within cost of goods sold in the amount of $0 ($4,005 for 2010), and selling, general and administrative expenses in the amount of $5,401 ($28,161 for 2010).

A summary of the Company’s non-vested restricted stock units at September 30, 2011 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2011	6,998	$3.59
Granted	15,000	0.97
Vested	(6,998)	$3.59
Forfeited	—	—
Non-vested – September 30, 2011	15,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011, the Company issued 124,669 common shares to the PPGI 401k plan as a match to employee contributions for 2010 and 6,239 shares of common stock were issued on the vesting of employee stock grants, net of shares tendered to cover withholding taxes.

In addition, 20,000 common shares were issued for proceeds of $19,000 in connection with the exercise of stock options during the nine month period.

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

Revenue

Sales for the three months ended September 30, 2011 were $3,329,000, an increase of 34.3% compared with $2,479,000 in the third quarter of 2010.  Sales for the nine months ended September 30, 2011 were $9,791,000, an increase of 31.4% compared with $7,451,000 for the nine months ended September 30, 2010.  This was mainly due to an increase in orders from both new customers and from existing customers in the commercial markets we serve.  Sales of optical components increased 29.7% and 20.7%, respectively, for the nine months ended September 30, 2011 and the quarter ended September 2011 compared with the prior year and sales of laser systems increased 32.3% and 58.9%, respectively, over the same periods.  Sales to the defense market were unchanged for the first nine months of 2011 compared to the same period in 2010.

Sales to major customers who represent more than 10% of period sales, decreased as a percentage of total sales to 36.7% in the first nine months of 2011 from 37.2% in the same period in 2010.  In addition, sales to major customers decreased to 36.8% in the third quarter of 2011 from 38.3% in the third quarter of 2010.

The Company’s top five customers represented 53.6% of total sales in the nine month period ended September 30, 2011, up slightly from 52.8% in the same period last year.  Although the percentage of top five customer sales did not increase significantly, one large commercial account was added to the top five customer ranks in the current period, replacing a defense customer in the comparable period last year.

Orders for the first nine months of 2011 increased to $10.2 million compared to $8.9 million in the first nine months of 2010, up 14.6%.

Order backlog increased slightly to $5.7 million at September 30, 2011compared to a backlog of $5.6 million at September 30, 2010.

Cost of Goods Sold

For the three months ended September 30, 2011, cost of goods sold decreased as a percentage of sales to 72.7% from 80.0% in 2010.   For the nine months ended September 30, 2011, cost of goods sold decreased to 73.8% as a percentage of sales from 82.7% in the same period in 2010.

In dollar terms, cost of goods sold was $2,421,000 compared to $1,984,000 for the three months ended September 30, 2011, up $437,000 or 22.0%.  For the nine months ended September 30, 2011 and 2010, cost of goods sold was $7,227,000, and $6,160,000, respectively, an increase of $1,067,000 or 17.3%.  The increases were attributable to higher sales in each of the comparable periods this year compared to the prior year.

In the third quarter and nine months ended September 30, 2011, manufacturing wages and salaries and related fringe benefits increased by 14.2% and 10.2%, respectively, principally due to an increase in direct labor to meet the increased demand and an increase in fringe benefits costs compared with the same periods in 2010.  As a percentage of sales, these manufacturing labor costs decreased both in the third quarter and the nine months ended September 30, 2011 as compared with the same period last year.

Material costs increased in both the third quarter and nine months ended September 30, 2011 as compared with the same period in 2010 in dollar terms and as a percentage of sales due to a shift in the product mix to sales with a higher material cost in 2011, compared to 2010.

Overall, gross margin in the third quarter of 2011 was $908,000 or 27.3% of sales, up compared with $495,000 or 20.0% of sales in the third quarter of 2010. For the nine months ended September 30, 2011, gross margin also increased to $2.6 million or 26.2% of sales compared with $1.3 million or 17.3% in the same period of 2010, reflecting the factors discussed and the impact of higher sales levels during the periods on the Company’s relatively fixed cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2011 were $792,000 or 23.8% of sales and $2,449,000 or 25.0% of sales, respectively, compared to $742,000 or 29.9% of sales and $2,390,000 or 32.1% of sales, respectively, for the same periods in 2010.

Overall, the major categories of SG&A expenses have remained relatively unchanged both on a year-to-date and quarter over quarter basis as the Company has continued to tightly manage discretionary spending.

Income from Operations

The Company had an operating income of $116,000 in the three months ended September 30, 2011 compared with an operating loss of $247,000 in the three months ended September 30, 2010, an improvement of $363,000.  For the nine months ended September 30, 2011, the Company ended with an operating income of $115,000, a significant improvement from an operating loss of $1,100,000 in the same period last year.

Other Income and Expense

For the three months ended September 30, 2011, net interest expense was $32,000, a slight decrease from $35,000 in the third quarter of last year.  For the nine months ended September 30, 2011, net interest expense was $96,000 compared to $105,000 in the same period in 2010.

Interest expense for the three and nine months ended September 30, 2011 was $41,000 and $123,000, respectively, which was unchanged from the comparable periods in 2010.  Interest income was $9,000 and $27,000 in third quarter of 2011 and nine months ended September 30, 2011, respectively, compared to interest income of $6,000 and $18,000 in the comparable periods last year.

In the first quarter of 2011, the Company sold surplus equipment and recorded a gain of $4,000 on the sale.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For the three and nine months ended September 30, 2011 and 2010, the Company did not record a current provision for either state or federal income taxes due to the availability of net operating loss carryforwards to offset against federal and state income taxes.

As of September 30, 2011, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,521,000 that the Company’s management is reasonably assured will be fully utilized in future periods.  In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business.  The Company’s valuation allowance of $2,113,000 as of September 30, 2011 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance.  An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Income

For the nine months ended September 30, 2011, the Company had a net income of $23,000, which compared favorably with a net loss of $1,205,000 for the same period in 2010.  The Company had net income of $84,000 for the three months ended September 30, 2011 compared with a net loss of $282,000 for the three months ended September 30, 2010.  The improvement in 2011 was attributable to the positive effect of the 31.4% and 34.3% increases in sales volumes for the nine months and third quarter, respectively, and improvements in gross profit margins, as discussed above.

Liquidity and Capital Resources

The Company’s primary source of cash has been from operating cash flows.  Other sources of cash include proceeds received from the exercise of stock options in return for the issuance of common stock.  The Company’s major use of cash in the past two years has been for repayment of accrued interest, servicing of outstanding debt and for capital expenditures.  Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated requirements for working capital, principal and interest payments on outstanding debt, capital expenditures and other operating needs over next twelve months.

The following table summarizes net cash provided by (used by) operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash (used by) provided by operating activities	$(47)	$297
Net cash (used in) investing activities	(542)	(124)
Net cash provided by financing activities	11	1
Net (decrease) increase in cash and cash equivalents	$(578)	$174

Net cash used by operating activities was $47,000 for the nine months ended September 30, 2011, compared to net cash provided of $297,000 in the same period last year.  The decrease in cash from operating activities compared to the corresponding period last year resulted primarily from an increase in working capital requirements necessary to support the Company’s current level of business activity.  In particular, inventory levels increased by $490,000 to $2,881,000 at September 30, 2011 compared to an increase of $336,000 in the nine month period ended September 30, 2010.  The increase in inventory is primarily attributable to an increase in demand and timing of deliveries for orders in the current period.  In addition, the Company paid accrued interest of $900,000 and an additional $112,500 in current interest on convertible notes payable. At a minimum, the Company expects to make a payment of $37,500 in the fourth quarter of 2011 and in each quarter through the maturity date of the notes to satisfy the amounts of future interest accruing in each quarter.

Capital expenditures for the nine months ended September 30, 2011 were $231,000 and $124,000 in the comparable period last year.  Management continued its review of planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.

In the nine months ended September 30, 2011, the Company purchased specialized tools fabricated from precious metals in the amount of $317,000.

Net cash provided by financing activities during the first nine months ending September 30, 2011 totaled $11,000 compared to $1,000 provided in the comparable period in 2010.  This consisted primarily of proceeds from the exercise of stock options for $19,000 in 2011 and $9,000 in 2010, offset by principal payments on long term notes of $7,000 in each period, respectively.

Overall, the Company had a net decrease in cash and cash equivalents of $578,000 in the nine months ended September 30, 2011 compared with an increase of $174,000 in the corresponding period last year.

Cash and cash equivalents at September 30, 2011 and September 30, 2010 were $3,787,000 and $4,243,000, respectively.  At December 31, 2010, the Company had $4,365,000 in cash and cash equivalents.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

101
The following financial information from Photonic Products Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*
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

 Date: November 14, 2011