Form 10-Q
period 2012-03-31
Inrad Optics, Inc.
filed 2012-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes    ☐  No    ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2012 was 11,877,124

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,869,144	$3,400,205
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2012 and 2011)	1,387,155	2,052,887
Inventories, net	3,132,190	2,909,520
Other current assets	117,244	185,298
Total current assets	8,505,733	8,547,910

Plant and equipment:
Plant and equipment, at cost	15,297,910	15,172,428
Less: Accumulated depreciation and amortization	(13,770,279)	(13,629,311)
Total plant and equipment	1,527,631	1,543,117

Precious Metals	474,960	474,960
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	496,247	515,888
Other Assets	36,556	36,556

Total Assets	$11,760,699	$11,838,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,800	$9,800
Accounts payable and accrued liabilities	764,349	877,757
Customer advances	241,499	266,818
Total current liabilities	1,015,648	1,154,375

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	323,205	325,633
Total liabilities	3,838,853	3,980,008

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,868,724 shares issued at March 31, 2012 and 11,713,564 issued at December 31, 2011	118,689	117,137
Capital in excess of par value	17,931,772	17,720,514
Accumulated deficit	(10,113,665)	(9,964,706)
	7,936,796	7,872,945
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,921,846	7,857,995

Total Liabilities and Shareholders’ Equity	$11,760,699	$11,838,003

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Total revenue	$2,840,681	$3,241,434

Cost and expenses:
Cost of goods sold	2,100,725	2,368,897
Selling, general and administrative expenses	854,289	809,245
	2,955,014	3,178,142

(Loss) income from operations	(114,333)	63,292

Other (expense) income:
Interest expense—net	(34,626)	(32,189)
Gain on sale of plant and equipment	—	3,626
	(34,626)	(28,563)

(Loss) income before income taxes	(148,959)	34,729

Income tax (provision) benefit	—	—

Net (loss) income	$(148,959)	$34,729

Net (loss) income per common share — basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding — Basic	11,734,824	11,579,606
Weighted average shares outstanding — diluted	11,734,824	11,679,990

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(148,959)	$34,729

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	160,609	221,570
401K common stock contribution	151,775	129,998
(Gain) on sale of plant and equipment	—	(3,626)
Stock based compensation	59,685	29,898
Changes in operating assets and liabilities:
Accounts receivable	665,732	99,424
Inventories, net	(222,670)	(216,331)
Other current assets	68,054	(87,391)
Accounts payable and accrued liabilities	(113,408)	(61,046)
Customer advances	(25,319)	(130,663)
Accrued Interest on Related Party Convertible Notes Payable	—	(300,000)
Total adjustments and changes	744,458	(318,167)
Net cash provided by (used in) operating activities	595,499	(283,438)

Cash flows from investing activities:
Capital expenditures	(125,482)	(22,153)
Proceeds from sale of plant and equipment	—	6,000
Net cash (used in) investing activities	(125,482)	(16,153)

Cash flows from financing activities:
Redemption of restricted stock units	—	(370)
Proceeds from exercise of stock options	1,350	—
Principal payments of notes payable-other	(2,428)	(2,372)
Net cash (used in) financing activities	(1,078)	(2,742)

Net increase (decrease) in cash and cash equivalents	468,939	(302,333)

Cash and cash equivalents at beginning of period	3,400,205	4,365,045

Cash and cash equivalents at end of period	$3,869,144	$4,062,712

Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,000	$341,000
Income taxes paid	$5,000	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Inrad Optics, Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

 The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,056	$1,072
Work in process, including manufactured parts and components	1,102	984
Finished goods	974	854
	$3,132	$2,910

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

For the three months ended March 31, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of March 31, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,885,000 offset by a valuation allowance of $2,477,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset, as of March 31, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three months ended March 31, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 75,257 common stock options and grants and 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes.

For the three ended March 31, 2011, 254,000 common stock options and grants, 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes and 825,000 common shares and 618,750 warrants issuable on conversion of accrued interest on related party convertible notes were excluded from the computation of diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic (Loss) Income Per Share:
Net (Loss) Income	$(148,959)	11,734,824	$(0.01)	$34,729	11,579,606	$0.00
Effect of dilutive securities:
Options and stock grants	—	—		—	100,384

Diluted (Loss) Income Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(148,959)	11,734,824	$(0.01)	$34,729	11,679,990	$0.00

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

Recently Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other – Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before automatically applying the two-step goodwill impairment test, which has been the required test since 2002. If an entity determines that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test to determine the amount, if any, of impaired goodwill. Otherwise, the two-step goodwill impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not materially impact our Consolidated Financial Statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $58,473 and $28,623, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $25,876 ($10,542 for 2011), and selling, general and administrative expenses in the amount of $32,597 ($18,081 for 2011).

As of March 31, 2012 and 2011, there were $323,755 and $371,184 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.2 years and 3.0 years, respectively.

There were no stock options granted during the three months ended March 31, 2012. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2011:

	Three Months Ended
	March 31,
	2012	2011
Expected Dividend yield	—%	0.00%
Expected Volatility	—%	99%
Risk-free interest rate	—%	3.4%
Expected term	—	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2012:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,079,676	$1.02	6.7	$63,105
Granted	—	—
Exercised	(2,700)	0.50
Expired/Forfeited	(68,242)	1.09
Outstanding at March 31, 2012	1,008,734	$1.01	7.1	$61,890

Exercisable at March 31, 2012	609,334	$1.04	5.6	$61,890

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2012.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	501,590	$0.92
Granted	—	—
Vested	(101,523)	$1.10
Forfeited	(667)	$0.89
Non-vested – March 31, 2012	399,400	$0.88

The total fair value of options vested during the three months ended March 31, 2012 and 2011 was $111,662 and $97,105, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the three months ended March 31, 2012.

During the three months ended March 31, 2011 there were 15,000 restricted stock units granted under the 2010 Equity Compensation Program. These grants vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended March 31, 2012 and 2011 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,275, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at March 31, 2012 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	15,000	$0.97
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested – March 31, 2012	15,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012, the Company issued 152,460 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2011.

In addition, 2,700 common shares were issued for proceeds of $1,350 in connection with the exercise of stock options during the three month period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011.

Results of Operations

Inrad Optics, Inc.’s business falls into two main categories: Optical Components and Laser System Devices and Instrumentation.

The Optical Components segment of the business is focused on custom optics manufacturing. The Company specializes in high-end precision components. It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Custom Optics and Metal Optics operations. Glass, metal, and crystal substrates are processed using modern manufacturing equipment, complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and optical coating services supplied are used in inspection, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

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

Revenue

Sales for the three months ended March 31, 2012 were $2,841,000, a decrease of 12.4% compared with $3,241,000 in the first quarter of 2011. This was mainly due to a decrease in orders from customers in both the defense/aerospace market and process control & metrology market partially offset by an increase in shipments to customers in the laser systems market. The decline in sales to the defense market was spread across most of the Company’s existing customers.

Sales in the Optical Components category decreased 30.4% for the three months ended March 31, 2012 compared with the prior year while sales of Laser Systems Devices and Instrumentation increased 43.0% over the same period.

Sales to major customers, who represent more than 10% of period sales, were down as a percentage of total sales in the first three months of 2012 compared with the same period in 2011. This was due to lower sales to two large defense customers and one large commercial process control & metrology customer compared to the prior year quarter.

The Company’s top five customers represented 52.8% of total sales in the three month period ended March 31, 2012, down from 54.6% in the same period in 2011 mainly attributable to the decline noted above.

Orders for the first three months of 2012 increased to $3.0 million compared to $2.7 million in the first three months of 2011, up 11.1%.

Order backlog increased slightly to $5.2 million at March 31, 2012 compared to a backlog of $5.0 million at December 31, 2011 and $4.8 million at March 31, 2011.

Cost of Goods Sold

For the three months ended March 31, 2012, cost of goods sold increased slightly as a percentage of sales to 74.0% as compared to 73.1% in 2011. Cost of goods sold was $2,101,000 for the three months ended March 31, 2012 compared to $2,369,000 in the same quarter in 2011, down $268,000 or 11.3%. The decrease in cost of goods sold is in line with the 12.4% decrease in sales in the three months ended March 31, 2012 compared to 2011.

Despite the decrease in sales, manufacturing wages and salaries and related fringe benefits remained unchanged. In addition, material costs decreased slightly during the quarter compared with the same period in 2011, mainly as the result of a favorable shift in product mix during the period.

Gross margin percentage in the first quarter of 2012 was 26.0%, down slightly from 26.9% in the same period in 2011. Gross margin in the first quarter of 2012 declined to $740,000 compared with $873,000 in the comparable period in 2011, mainly from the impact of lower sales during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2012 were $854,000 or 30.1% of sales compared to $809,000 or 25.0% of sales for the same period in 2011. The increase in the first quarter of 2012 compared with the same period in 2011 is mainly due to an increase in salaries and wages and personnel related costs compared to the previous period. The balance of SG&A expenses were relatively unchanged on a quarter over quarter basis as the Company has continued to tightly manage discretionary spending.

(Loss) Income from Operations

The Company had an operating loss of $114,000 in the three months ended March 31, 2012 compared with an operating income of $63,000 in the three months ended March 31, 2011. The operating loss in the current quarter primarily reflects the impact of lower sales levels on the Company’s relatively fixed cost structure.

Other Income and Expense

For the three months ended March 31, 2012, net interest expense was $35,000, up slightly from $32,000 in the same period in 2011.

Interest expense for the three months ended March 31, 2012 was $41,000, unchanged from the comparable period for 2011. Interest income during the three months ended March 31, 2012 decreased by $3,000 from the comparable period for 2011 mainly as a result of lower average cash balances in interest bearing accounts.

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

For the three months ended March 31, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of March 31, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,885,000 offset by a valuation allowance of $2,477,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset, as of March 31, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss) Income

For the three months ended March 31, 2012, the Company had a net loss of $149,000 compared to net income of $35,000 for the same period in 2011. The decrease of $184,000 was primarily attributable to the negative impact of the 12.4% decrease in sales volumes in the current quarter on the Company’s relatively fixed cost structure.

Liquidity and Capital Resources

The Company’s primary source of cash in recent years has been from operating cash flows. Other sources of cash include proceeds received from the exercise of stock options in return for the issuance of common stock. The Company’s major use of cash in the past two years has been for the payment of accrued interest, servicing of outstanding debt and for capital expenditures. Based upon the current level of operations we believe our existing cash resources, as well as cash flows from future operating activities, will be adequate to meet our anticipated requirements for working capital, principal and interest payments on outstanding debt, capital expenditures and other operating needs over next twelve months.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net cash provided by (used in) operating activities	$595	$(283)
Net cash (used in) investing activities	(125)	(16)
Net cash (used in) financing activities	(1)	(3)
Net increase (decrease) in cash and cash equivalents	$469	$(302)

Net cash provided by operating activities was $595,000 for the three months ended March 31, 2012 compared to net cash used of $283,000 in the same period last year. The increase in cash from operating activities in the first quarter 2012 compared to the corresponding period last year resulted primarily from a decrease in working capital partially offset by the reduction in cash provided by operations that was the result of the Company’s net loss. The reduction in working capital was principally due to a decrease in accounts receivable balances by $666,000 to $1,387,000 at March 31, 2012. In addition, the Company paid $37,500 of current interest on convertible notes payable in the first quarter of 2012 compared to the first quarter of 2011 when the Company paid accrued interest of $300,000 in addition to the current interest of $37,500. The accrued interest balance was paid in full as of December 31, 2011. At a minimum, the Company expects to make a payment of $37,500 in each quarter of 2012 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

Capital expenditures for the three months ended March 31, 2012 were $125,000 compared with $22,000 in the comparable period last year. The expenditures in 2012 were primarily to refurbish the operating facility in Florida and the purchase of manufacturing equipment. Management continued its review of planned capital expenditures to identify and defer expenditures, where practical, to minimize the impact on the Company’s cash flows over the balance of the year.

In the three months ended March 31, 2011, the Company made a deposit payment for the fabrication of custom specialized tools fabricated from precious metals in the amount of $99,000 in order to further increase our crystal growth capacity at our New Jersey facility. The tools were completed and paid for in the second quarter of 2011.

Net cash used in financing activities during the three months ended March 31, 2012 totaled $1,000 compared to $3,000 used in the comparable period in 2011. The net cash used in the first quarter of 2012 consisted of principal payments on long term notes of $2,000 partially offset by proceeds from exercise of stock options for $1,000. The net cash used in 2011 consisted primarily of principal payments on long term notes of $3,000.

Overall, the Company had a net increase in cash and cash equivalents of $469,000 in the three months ended March 31, 2012 compared with a decrease of $302,000 in the corresponding period last year.

Cash and cash equivalents at March 31, 2012 were $3,869,000. At December 31, 2011, the Company had $3,400,000 in cash and cash equivalents.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/Joseph J. Rutherford
Joseph J. Rutherford
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: May 15, 2012

