Form 10-Q
period 2012-06-30
Inrad Optics, Inc.
filed 2012-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                        JUNE 30, 2012

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

Yes      ☐       No      ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2012 was 11,877,124

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$3,123,599	$3,400,205
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2012 and 2011)	1,819,596	2,052,887
Inventories, net	3,322,809	2,909,520
Other current assets	120,758	185,298
Total current assets	8,386,762	8,547,910

Plant and equipment:
Plant and equipment, at cost	15,353,260	15,172,428
Less: Accumulated depreciation and amortization	(13,909,605)	(13,629,311)
Total plant and equipment	1,443,655	1,543,117

Precious Metals	474,960	474,960
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	476,606	515,888
Other Assets	36,556	36,556

Total Assets	$11,538,111	$11,838,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$9,800	$9,800
Accounts payable and accrued liabilities	846,784	877,757
Customer advances	221,015	266,818
Total current liabilities	1,077,599	1,154,375

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	320,789	325,633
Total liabilities	3,898,388	3,980,008

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,881,724 shares issued at June 30, 2012 and 11,713,564 issued at December 31, 2011	118,819	117,137
Capital in excess of par value	17,982,602	17,720,514
Accumulated deficit	(10,446,748)	(9,964,706)
	7,654,673	7,872,945
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,639,723	7,857,995

Total Liabilities and Shareholders’ Equity	$11,538,111	$11,838,003

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenue	$2,880,448	$3,221,234	$5,721,129	$6,462,668

Cost and expenses:
Cost of goods sold	2,312,614	2,437,174	4,413,339	4,806,071
Selling, general and administrative expenses	864,804	847,784	1,719,093	1,657,029
	3,177,418	3,284,958	6,132,432	6,463,100

Loss from operations	(296,970)	(63,724)	(411,303)	(432)

Other expense:
Interest expense—net	(36,113)	(32,026)	(70,739)	(64,215)
Gain on sale of plant and equipment	—	—	—	3,626
	(36,113)	(32,026)	(70,739)	(60,589)

Net loss before income taxes	(333,083)	(95,750)	(482,042)	(61,021)

Income tax (provision) benefit	—	—	—	—

Net loss	$(333,083)	$(95,750)	$(482,042)	$(61,021)

Net loss per common share—basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding—basic and diluted	11,875,874	11,697,353	11,786,207	11,622,483

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(482,042)	$(61,021)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	319,576	435,616
401K common stock contribution	151,775	129,998
(Gain) on sale of plant and equipment	—	(3,626)
Stock based compensation	106,646	73,498
Changes in operating assets and liabilities:
Accounts receivable	233,291	390,314
Inventories, net	(413,289)	(256,325)
Other current assets	64,540	(31,499)
Other assets	—	2,736
Accounts payable and accrued liabilities	(30,973)	(129,068)
Customer advances	(45,803)	102,869
Accrued Interest on Related Party Convertible Notes Payable	—	(600,000)
Total adjustments and changes	385,763	114,513
Net cash (used in) provided by operating activities	(96,279)	53,492

Cash flows from investing activities:
Capital expenditures	(180,832)	(50,752)
Purchase of precious metals	—	(105,443)
Proceeds from sale of plant and equipment	—	6,000
Net cash (used in) investing activities	(180,832)	(150,195)

Cash flows from financing activities:
Redemption of restricted stock units	—	(370)
Proceeds from exercise of stock options	5,349	19,000
Principal payments on notes payable-other	(4,844)	(4,692)
Net cash provided by financing activities	505	13,938

Net (decrease) in cash and cash equivalents	(276,606)	(82,765)

Cash and cash equivalents at beginning of period	3,400,205	4,365,045

Cash and cash equivalents at end of period	$3,123,599	$4,282,280

Supplemental Disclosure of Cash Flow Information:
Interest paid	$82,000	$682,000
Income taxes paid	$5,000	$—

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

 The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

Management Estimates

These unaudited condensed consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,123	$1,072
Work in process, including manufactured parts and components	1,239	984
Finished goods	961	854
	$3,323	$2,910

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

For the three and six months ended June 30, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of June 30, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,958,000 offset by a valuation allowance of $2,550,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset as of June 30, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will, or will not be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

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

For the three and six months ended June 30, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 31,111 and 51,034 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

For the three and six months ended June 30, 2011, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 132,205 and 103,864 common stock equivalents related to outstanding options and grants, in each respective period and 2,500,000 common stock options and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period.

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

The Company's results of operations for the three months ended June 30, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $45,749 and $41,112, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $24,821 ($17,287 for 2011), and selling, general and administrative expenses in the amount of $20,928 ($23,825 for 2011).

The Company's results of operations for the six months ended June 30, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $104,222 and $69,735, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $50,697 ($27,829 for 2011), and selling, general and administrative expenses in the amount of $53,525 ($41,906 for 2011).

As of June 30, 2012 and 2011, there were $278,006 and $308,133 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.2 years and 2.5 years, respectively.

There were no stock options granted during the six months ended June 30, 2012. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2011:

	Six Months Ended
	June 30,
	2012	2011
Expected Dividend yield	—%	0.00%
Expected Volatility	—%	100%
Risk-free interest rate	—%	3.4%
Expected term	—	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2012:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,079,676	$1.02	6.7	$63,105
Granted	—	—
Exercised	(10,700)	0.50
Expired/Forfeited	(136,153)	1.06

Outstanding at June 30, 2012	932,823	$1.02	7.5	$—

Exercisable at June 30, 2012	533,423	$1.05	6.1	$—

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2012.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	501,590	$0.92
Granted	—	—
Vested	(101,523)	$1.10
Forfeited	(667)	$0.89
Non-vested – June 30, 2012	399,400	$0.88

The total fair value of options vested during the six months ended June 30, 2012 and 2011 was $111,662 and $110,035, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2012.

During the six months ended June 30, 2011 there were 15,000 restricted stock units granted under the 2010 Equity Compensation Program. These grants vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended June 30, 2012 and 2011 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $2,488, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the six months ended June 30, 2012 and 2011 include stock-based compensation expense for restricted stock unit grants totaling $2,424 and $3,763, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at June 30, 2012 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	15,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – June 30, 2012	10,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012, the Company issued 152,460 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2011.

In addition, 10,700 common shares were issued for proceeds of $5,349 in connection with the exercise of stock options during the six month period and an additional 5,000 common shares were issued on vesting of restricted stock awards.

NOTE 4- SUBSEQUENT EVENT

On July 27, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is repayable in equal month installments over 5 years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment to be acquired by the Company.

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

Revenue

Sales for the three months ended June 30, 2012 were $2,880,000, a decrease of 10.6% compared with $3,221,000 for the three months ended June 30, 2011. Sales for the six months ended June 30, 2012 were $5,721,000, a decrease of 11.5% compared with $6,463,000 for the six months ended June 30, 2011. This was mainly due to a decrease in shipments to customers in the defense/aerospace market and process control & metrology markets. This was partially offset by an increase in shipments to customers in the laser systems market. The decline in sales to the defense market was spread across most of the Company’s existing customers.

Sales in the Optical Components category decreased 22.3% for the six months ended June 30, 2012 compared with the prior year. This was partially offset by sales of Laser Systems Devices and Instrumentation which increased 19.5% over the same period.

Sales to major customers, who represent more than 10% of period sales, were down as a percentage of total sales in the first six months of 2012 compared with the same period in 2011. This was due to lower sales to two large defense customers and one large commercial process control & metrology customer compared to the same period in the prior year.

The Company’s top five customers represented 43.4% of total sales in the six month period ended June 30, 2012, down from 58.8% in the same period in 2011.

Orders during the first six months of 2012 increased slightly to $6.3 million compared to $6.2 million in the first six months of 2011.

Order backlog increased to $5.6 million at June 30, 2012, up over a backlog of $5.0 million at December 31, 2011 and $5.1 million at June 30, 2011.

Cost of Goods Sold

For the three months ended June 30, 2012, cost of goods sold increased as a percentage of sales to 80.3% compared to 75.7% in 2011. For the six months ended June 30, 2012, cost of goods sold increased as a percentage of sales to 77.1% compared to 74.4% in the same period in 2011.

Cost of goods sold was $2,313,000 for the three months ended June 30, 2012 compared to $2,437,000 in the same quarter in 2011, a decrease of $124,000 or 5.1%. For the six months ended June 30, 2012, cost of goods sold decreased by $393,000 or 8.2% to $4,413,000 compared to $4,806,000 in the same period in 2011. The decrease was mainly attributable to the impact of lower sales activity.

Despite the overall decrease in cost of goods sold, manufacturing wages and salaries including related fringe benefits, increased by 6.4% and 4.1%, respectively, compared to last year, reflecting strategic additions to head-count this year.

Material costs decreased 6.2% and 11.7% during the quarter and six months ended June 30, 2012, respectively, compared with the same periods in 2011, mainly due to reduced sales this year.

Gross margin decreased for the three and six month period ended June 30, 2012 as a result of the factors discussed above. Gross margin in the second quarter of 2012 was $568,000 or 19.7% versus $784,000 or 24.3% in the same period in 2011. For the six months ended June 30, 2012, gross margin decreased to $1,308,000 or 22.9% compared with $1,657,000 or 25.6% in the comparable period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months and six months ended June 30, 2012 were $865,000 or 30.0% of sales and $1,719,000 or 30.0% of sales, respectively, compared to $848,000 or 26.3% of sales and $1,657,000 or 25.6% of sales, respectively, for the same periods in 2011. The increase is mainly due to an increase in salaries and wages and other personnel related costs compared to the previous period. The balance of SG&A expenses were relatively unchanged on a period over period basis as the Company has continued to closely manage discretionary spending while making strategic investments where appropriate.

(Loss) from Operations

The Company had an operating loss of $297,000 in the three months ended June 30, 2012 compared with an operating loss of $64,000 in the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company had an operating loss of $411,000 compared with an operating loss of $432 in the same period last year. The operating losses in 2012 primarily reflect the impact of lower sales levels on the Company’s relatively fixed cost structure.

Other Income and Expense

For the three months ended June 30, 2012, net interest expense was $36,000, up slightly from $32,000 in the same period in 2011. For the six months ended June 30, 2012, net interest expense was $71,000, up slightly from $61,000 in the same period in 2011.

Interest expense for the three and six months ended June 30, 2012 was $41,000 and $82,000, respectively, which was unchanged from the comparable periods in 2011. Interest income during the three months ended June 30, 2012 was $5,000 and $10,000, respectively, compared with $9,000 and $18,000, respectively, in the comparable periods in 2011, and results from lower average cash balances in interest bearing accounts over the comparable periods.

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

For the three and six months ended June 30, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of June 30, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,958,000 offset by a valuation allowance of $2,550,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset, as of June 30, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will or will not be realized. When sufficient positive evidence exists, the Company’s income tax expense will be reduced by the decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss)

For the three and six months ended June 30, 2012, the Company had a net loss of $333,000 and $482,000, respectively, compared to a net loss of $96,000 and $61,000, respectively, for the same periods in 2011.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. Other sources of liquidity include the proceeds received from the exercise of stock options. The Company’s major use of cash in the past two years has been for the payment of accrued and current interest on convertible debt, the servicing of long term debt and for capital expenditures.

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $3,124,000 and $3,400,000, respectively.

On July 27, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is repayable in equal monthly installments over 5 years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment to be acquired by the Company. The proceeds are targeted for the acquisition of equipment which will enhance the Company’s thin film coating capabilities.

We believe that existing cash resources held by the Company and anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over next twelve months.

On July 31, 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2015 from April 1, 2013. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expire on April 1, 2018.

The accrued interest balance was paid in full as of December 31, 2011 and the Company paid current interest of $75,000 in the six months ended June 30, 2012. At a minimum, the Company expects to make interest payments in each remaining quarter of 2012 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)

Net cash (used in) provided by operating activities	$(96)	$53
Net cash (used in) investing activities	(181)	(150)
Net cash provided by financing activities	-	14
Net (decrease) in cash and cash equivalents	$(277)	$(83)

Net cash used in operating activities was $96,000 for the six months ended June 30, 2012 compared to net cash provided by operating activities of $53,000 in the same period last year. The decrease in net cash from operating activities in the first six months of 2012 compared to 2011 resulted primarily from the higher net loss generated in the current period

In addition, working capital requirements in first six months of 2012 increased by approximately $216,000 compared with the same period in 2011. In particular, inventory levels increased by $413,000 at June 30, 2012 compared to an increase of $256,000 in the same period in 2011.

The increase in inventory levels is primarily attributable to the demand and timing of deliveries for orders placed in the current period. In addition, accounts receivable decreased by $233,000 at June 30, 2012 compared to a decrease of $390,000 in the same period in 2011 principally due to lower levels of accounts receivable during the six months ended June 30, 2012 as a result of lower sales levels during the period.

In the six months ended June 30, 2011, the Company paid $600,000 of accrued interest on convertible notes.

Non-cash items consist of depreciation and amortization, stock based compensation expense and the Company’s annual 401K matching stock contribution for the six months ended June 30, 2012 and 2011.

Net cash used in investing activities was $181,000 during the six months ended June 30, 2012 versus $150,000 last year. Capital expenditures for the six months ended June 30, 2012 and 2011 were $181,000 and $156,000, respectively. The expenditures in 2012 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. In 2011, expenditures included $105,000 of custom specialized tools fabricated from precious metals to provide additional capacity for crystal growth.

Net cash provided by financing activities during the six months ended June 30, 2012 totaled $500 compared to $14,000 in the comparable period in 2011. This consisted primarily of proceeds from the exercise of stock options for $5,500 in 2012 and $19,000 in 2011, offset by principal payments on long term notes of $5,000 in each period, respectively.

Overall, the Company had a net decrease in cash and cash equivalents of $277,000 in the six months ended June 30, 2012 compared with a decrease of $83,000 in the corresponding period last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.   Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

4.1	Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd.

4.2	Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd.
11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/Joseph J. Rutherford
Joseph J. Rutherford
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: August 14, 2012

