Form 10-Q/A
period 2012-06-30
Inrad Optics, Inc.
filed 2012-09-12
CIK 719494

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

Yes      ☐       No      ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of September 11, 2012 was 11,877,124

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the”10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section

ITEM 6.	EXHIBITS
4.1*	Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd.
4.2*	Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd.
11.*	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.
31.1*	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Registrant’s Chief Executive Officer, Joseph J. Rutherford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins**	Instance Document
101.sch**	XBRL Taxonomy Extension Schema Document
101.cal**	XBRL Taxonomy Extension Calculation Linkbase Document
101.def**	XBRL Taxonomy Extension Definition Linkbase Document
101.lab**	XBRL Taxonomy Extension Label Linkbase Document
101.pre**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Previously filed.

**	Furnished, not filed, herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Joseph J. Rutherford
Joseph J. Rutherford
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: September 12, 2012

3