Form 10-Q
period 2012-09-30
Inrad Optics, Inc.
filed 2012-11-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes       ☐       No       ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 12, 2012 was 11,877,124

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$3,247,203	$3,400,205
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2012 and 2011)	1,815,122	2,052,887
Inventories, net	3,460,335	2,909,520
Other current assets	174,219	185,298
Total current assets	8,696,879	8,547,910

Plant and equipment:
Plant and equipment, at cost	15,440,384	15,172,428
Less: Accumulated depreciation and amortization	(14,047,251)	(13,629,311)
Total plant and equipment	1,393,133	1,543,117

Precious Metals	474,960	474,960
Deferred Income Taxes	408,000	408,000
Goodwill	311,572	311,572
Intangible Assets, net	456,965	515,888
Other Assets	536,556	36,556

Total Assets	$12,278,065	$11,838,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$146,800	$9,800
Accounts payable and accrued liabilities	1,017,854	877,757
Customer advances	297,300	266,818
Total current liabilities	1,461,954	1,154,375

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	909,019	325,633
Total liabilities	4,870,973	3,980,008

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,881,724 shares issued at September 30, 2012 and 11,713,564 issued at December 31, 2011	118,819	117,137
Capital in excess of par value	18,029,560	17,720,514
Accumulated deficit	(10,726,337)	(9,964,706)
	7,422,042	7,872,945
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,407,092	7,857,995

Total Liabilities and Shareholders’ Equity	$12,278,065	$11,838,003

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenue	$2,903,740	$3,328,761	$8,624,869	$9,791,429

Cost and expenses:
Cost of goods sold	2,287,493	2,420,856	6,700,833	7,226,927
Selling, general and administrative expenses	848,569	792,132	2,567,661	2,449,161
	3,136,062	3,212,988	9,268,494	9,676,088

(Loss) income from operations	(232,322)	115,773	(643,625)	115,341

Other income (expense):
Interest expense—net	(47,267)	(32,042)	(118,006)	(96,257)
Gain on sale of plant and equipment	—	—	—	3,626
	(47,267)	(32,042)	(118,006)	(92,631)

Net (loss) income before income taxes	(279,589)	83,731	(761,631)	22,710

Income tax (provision) benefit	—	—	—	—

Net (loss) income	$(279,589)	$83,731	$(761,631)	$22,710

Net (loss) income per common share— basic	$(0.02)	$0.01	$(0.06)	$0.00

Net (loss) income per common share— diluted	$(0.02)	$0.01	$(0.06)	$0.00

Weighted average shares outstanding— basic	11,877,124	11,708,964	11,811,241	11,645,389

Weighted average shares outstanding— diluted	11,877,124	11,799,161	11,811,241	11,743,104

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(761,631)	$22,710

Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	476,863	650,507
401K common stock contribution	151,775	129,998
(Gain) loss on sale of plant and equipment	—	(3,626)
Stock based compensation	153,604	119,314
Changes in operating assets and liabilities:
Accounts receivable	237,765	203,934
Inventories, net	(550,815)	(490,320)
Other current assets	11,079	(76,031)
Other assets	—	2,736
Accounts payable and accrued liabilities	140,097	235,285
Customer advances	30,482	58,804
Accrued Interest on Related Party Convertible Notes Payable	—	(900,000)
Total adjustments and changes	650,850	(69,399)
Net cash (used in) operating activities	(110,781)	(46,689)

Cash flows from investing activities:
Capital expenditures	(267,956)	(230,796)
Down payment on purchase of equipment	(500,000)	—
Purchase of precious metals	—	(317,492)
Proceeds from sale of plant and equipment	—	6,000
Net cash (used in) investing activities	(767,956)	(542,288)

Cash flows from financing activities:
Redemption of restricted stock units	—	(740)
Proceeds from exercise of stock options	5,349	19,000
Proceeds from Term Note Payable	750,000	—
Principal payments on notes payable-other	(29,614)	(6,999)
Net cash provided by financing activities	725,735	11,261

Net (decrease) in cash and cash equivalents	(153,002)	(577,716)

Cash and cash equivalents at beginning of period	3,400,205	4,365,045

Cash and cash equivalents at end of period	$3,247,203	$3,787,329

Supplemental Disclosure of Cash Flow Information:
Interest paid	$132,000	$1,023,000
Income taxes paid	$12,000	$—

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

Inventories are comprised of the following and are shown net of inventory reserves:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,265	$1,072
Work in process, including manufactured parts and components	1,216	984
Finished goods	979	854
	$3,460	$2,910

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

For the three and nine months ended September 30, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of September 30, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,740,000 offset by a valuation allowance of $2,332,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset as of September 30, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will, or will not be realized. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

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

For the three and nine months ended September 30, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 20,110 and 51,485 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

For the three and nine months ended September 30, 2011, 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes and 225,000 common shares and 168,750 warrants issuable on conversion of accrued interest on related party convertible notes were excluded from the computation of diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Income Per Share:
Net (Loss) Income	$(279,589)	11,877,124	$(0.02)	$83,731	11,708,964	$0.01
Effect of dilutive securities:
Options and stock grants	—	—		—	90,197

Diluted (Loss) Income Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(279,589)	11,877,124	$(0.02)	$83,731	11,799,161	$0.01

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic (Loss) Income Per Share:
Net (Loss) Income	$(761,631)	11,811,241	$(0.06)	$22,710	11,645,389	$0.00
Effect of dilutive securities:
Options and stock grants	—	—		—	97,715

Diluted (Loss) Income Per Share:
Net (Loss) Income Applicable to Common Shareholders	$(761,631)	11,811,241	$(0.06)	$22,710	11,743,104	$0.00

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

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)   Stock Option Expense

The Company's results of operations for the three months ended September 30, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $45,746 and $44,178, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $24,820 ($18,486 for 2011), and selling, general and administrative expenses in the amount of $20,926 ($25,692 for 2011).

The Company's results of operations for the nine months ended September 30, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $149,968 and $113,913, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $75,517 ($46,315 for 2011), and selling, general and administrative expenses in the amount of $74,451 ($67,598 for 2011).

As of September 30, 2012 and 2011, there were $245,160 and $263,955 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2.0 years and 2.3 years, respectively.

There were 30,000 stock options granted during the nine months ended September 30, 2012. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended
	September 30,
	2012	2011
Expected Dividend yield	0.00%	0.00%
Expected Volatility	90.80%	100.00%
Risk-free interest rate	1.63%	3.40%
Expected term	10 years	8 -10 years

b)   Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2012:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,079,676	$1.02	6.7	$63,105
Granted	30,000	0.50
Exercised	(10,700)	0.50
Expired/Forfeited	(136,153)	1.06
Outstanding at September 30, 2012	962,823	$1.00	6.7	$—

Exercisable at September 30, 2012	535,090	$1.06	5.4	$—

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2012.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	501,590	$0.92
Granted	30,000	$0.50
Vested	(103,190)	$1.10
Forfeited	(667)	$0.89
Non-vested – September 30, 2012	427,733	$0.85

The total fair value of options vested during the nine months ended September 30, 2012 and 2011 was $113,000 and $112,000, respectively.

c)   Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011 there were 15,000 restricted stock units granted under the 2010 Equity Compensation Program. These grants vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended September 30, 2012 and 2011 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,638, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the nine months ended September 30, 2012 and 2011 include stock-based compensation expense for restricted stock unit grants totaling $3,636 and $5,401, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at September 30, 2012 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2012	15,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – September 30, 2012	10,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012, the Company issued 152,460 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2011.

In addition, 10,700 common shares were issued for proceeds of $5,349 in connection with the exercise of stock options and an additional 5,000 common shares were issued on vesting of restricted stock awards during the nine month period ended September 30, 2012.

NOTE 4 – OTHER LONG TERM NOTES

On July 27, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment, which the Company has an outstanding commitment to purchase for $825,000. In the three months ended September 30, 2012, the Company made a down-payment of $500,000 on the equipment and expects to pay the balance of the purchase price in the first quarter of 2013, upon delivery of the equipment.

The Company also has a term note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and expires in April 2032.

Notes payable - Other consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$728,000	$—
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$328,000	$335,000
	1,056,000	335,000
Less current portion	(147,000)	(10,000)
Long-term debt, excluding current portion	$909,000	$325,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

Sales for the three months ended September 30, 2012 were $2,904,000, a decrease of 12.8% compared with $3,329,000 for the three months ended September 30, 2011. Sales for the nine months ended September 30, 2012 were $8,625,000, a decrease of 11.9% compared with $9,791,000 for the nine months ended September 30, 2011. This was mainly due to a decrease in shipments to customers in the defense market and process control & metrology markets. This was partially offset by an increase in shipments to customers in the laser systems market. The decline in sales to the defense market was spread across most of the Company’s existing customers in that market.

Sales in the Optical Components category decreased 23.1% for the nine months ended September 30, 2012 compared with the prior year, but was partially offset by sales of Laser Systems Devices and Instrumentation which increased 17.0% over the same period.

Sales to major customers, who represent more than 10% of period sales, were down as a percentage of total sales in the first nine months of 2012 compared with the same period in 2011.

The Company’s top five customers represented 45.5% of total sales in the nine month period ended September 30, 2012, down from 53.6% in the same period in 2011.

Orders during the first nine months of 2012 decreased slightly to $9.0 million compared to $10.2 million in the first nine months of 2011.

Order backlog increased to $5.3 million at September 30, 2012, compared to a backlog of $5.0 million at December 31, 201.

Cost of Goods Sold

For the three months ended September 30, 2012, cost of goods sold increased as a percentage of sales to 78.8% compared to 72.7% in 2011. For the nine months ended September 30, 2012, cost of goods sold increased as a percentage of sales to 77.7% compared to 73.8% in the same period in 2011.

Cost of goods sold was $2,287,000 for the three months ended September 30, 2012 compared to $2,421,000 in the same quarter in 2011, a decrease of $134,000 or 5.5%. For the nine months ended September 30, 2012, cost of goods sold decreased by $526,000 or 7.3% to $6,701,000 compared to $7,227,000 in the same period in 2011. The decrease was mainly attributable to the impact of lower sales activity.

Despite the overall decrease in cost of goods sold, manufacturing wages and salaries including related fringe benefits, increased by 6.7% and 5.0%, respectively, compared to last year, reflecting strategic additions to head-count this year.

Material costs decreased 25.4% and 16.0% during the quarter and nine months ended September 30, 2012, respectively, compared with the same periods in 2011, mainly due to reduced sales this year.

Gross margin decreased for the three and nine month period ended September 30, 2012 as a result of the factors discussed above. Gross margin in the third quarter of 2012 was $616,000 or 21.2% versus $908,000 or 27.3% in the same period in 2011. For the nine months ended September 30, 2012, gross margin decreased to $1,924,000 or 22.3% compared with $2,565,000 or 26.2% in the comparable period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months and nine months ended September 30, 2012 were $849,000 or 29.2% of sales and $2,568,000 or 29.8% of sales, respectively, compared to $792,000 or 23.8% of sales and $2,449,000 or 25.0% of sales, respectively, for the same periods in 2011. The increase is mainly due to an increase in salaries and wages and other personnel related costs compared to the previous period. The balance of SG&A expenses were relatively unchanged on a period over period basis as the Company has continued to closely manage discretionary spending while making strategic investments where appropriate.

(Loss) Income from Operations

The Company had an operating loss of $232,000 in the three months ended September 30, 2012 compared with an operating income of $116,000 in the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company had an operating loss of $644,000 compared with an operating income of $115,000 in the same period last year. The operating losses in 2012 primarily reflect the impact of lower sales levels on the Company’s relatively fixed cost structure.

Other Income and Expense

For the three months ended September 30, 2012, net interest expense was $47,000, up slightly from $32,000 in the same period in 2011. For the nine months ended September 30, 2012, net interest expense was $118,000, up slightly from $96,000 in the same period in 2011.

Interest expense for the three and nine months ended September 30, 2012 was $50,000 and $132,000, respectively, compared to $41,000 and $123,000, respectively, for the same periods in 2011. The increase was mainly attributable to the addition of a term loan with Valley National Bank in the third quarter of 2012. Interest income during the three months ended September 30, 2012 was $3,000 and $14,000, respectively, compared with $9,000 and $27,000, respectively, in the comparable periods in 2011, and results from lower average cash balances in interest bearing accounts over the comparable periods.

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

For the three and nine months ended September 30, 2012 and 2011, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

As of September 30, 2012, the Company has recognized a net deferred tax asset balance in the amount of $408,000, which is the portion of the total net deferred tax balance of $2,740,000 offset by a valuation allowance of $2,332,000, that the Company’s management is reasonably assured will be fully utilized in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The net deferred tax asset, as of September 30, 2012 will be maintained until management concludes that it is more likely than not that the remaining deferred tax assets will or will not be realized. When sufficient positive evidence exists, the Company’s income tax expense will be charged by the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss) Income

For the three and nine months ended September 30, 2012, the Company had a net loss of $280,000 and $762,000, respectively, compared to a net income of $84,000 and $23,000, respectively, for the same periods in 2011.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. Other sources of liquidity include the proceeds received from the exercise of stock options. The Company’s major use of cash in the past two years has been for the payment of operating costs including accrued and current interest on convertible debt, the servicing of long term debt and for capital expenditures.

As of September 30, 2012 and December 31, 2011, the Company had cash and cash equivalents of $3,247,000 and $3,400,000, respectively.

On July 27, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment being acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. During the three months ended September 30, 2012, the Company made a down-payment of $500,000 on the equipment and included the payment in Other Assets at September 30, 2012. Final delivery and installation of the equipment is expected in the first quarter of 2013 at which time the balance of the purchase price will be paid.

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

The accrued interest balance was paid in full as of December 31, 2011 and the Company paid current interest of $112,500 in the nine months ended September 30, 2012. The Company expects to make interest payments in the remaining quarter of 2012 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

In the nine months ended September 30, 2011, the Company paid $900,000 of accrued interest on its convertible notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)

Net cash (used in) operating activities	$(111)	$(47)
Net cash (used in) investing activities	(768)	(542)
Net cash provided by financing activities	726	11
Net (decrease) in cash and cash equivalents	$(153)	$(578)

Net cash used in operating activities was $111,000 for the nine months ended September 30, 2012 compared to $47,000 in the same period last year. This decrease in net cash from operating activities resulted primarily from the net loss generated in the current period

In addition, inventory increased by $551,000 at September 30, 2012 compared to an increase of $490,000 in the same period in 2011.

The increase in inventory levels is the result of planned raw material acquisitions to meet the timing of scheduled deliveries for orders placed in the current period.

Inventory increases were partially offset by a decrease of $238,000 in accounts receivable resulting from lower sales during the nine months ended September 30, 2012. This compares to a decrease of $204,000 in the same period in 2011. Accounts payable and accrued liabilities increased by $140,000 compared to $235,000 in 2011, further offsetting the impact of higher inventory on net cash used in operating activities.

Non-cash items consist of depreciation and amortization, stock based compensation expense and the Company’s annual 401K matching stock contribution for the nine months ended September 30, 2012 and 2011.

Net cash used in investing activities was $268,000 during the nine months ended September 30, 2012 compared to $542,000 last year. Capital expenditures for the nine months ended September 30, 2012 and 2011 were $268,000 and $231,000, respectively. The expenditures in 2012 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. In 2011, expenditures included $317,000 of custom tools fabricated from precious metals to provide additional capacity for crystal growth. Net cash used in investing activities also included a $500,000 down-payment on new equipment being acquired by the Company which was included in Other Assets at September 30, 2012.

Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $726,000 compared to $11,000 in the comparable period in 2011. The increase is mainly attributable to the $750,000 proceeds from the term loan agreement with Valley National Bank that were received during the three months ended September 30, 2012. The proceeds of the loan were used to pay a deposit of $500,000 on the equipment in the third quarter of 2012 and the Company expects to pay out the balance of the loan proceeds in the first quarter of 2013.

The cash provided from financing activities also consists of proceeds from the exercise of stock options for $5,500 in 2012 and $18,000 in 2011. This was offset by principal payments on long term notes of $30,000 in 2012 and $7,000 in 2011, respectively.

Overall, the Company had a net decrease in cash and cash equivalents of $153,000 in the nine months ended September 30, 2012 compared with a decrease of $578,000 in the corresponding period last year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.   CONTROLS AND PROCEDURES

a.   Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.   Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date:    November 14, 2012

