Form 10-K
period 2012-12-31
Inrad Optics, Inc.
filed 2013-04-01
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,938,161 (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 29, 2013 – 11,882,124 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on 10-K.

Inrad Optics, Inc.

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise, except as otherwise required by law.

Item 1.	Business

Inrad Optics, Inc. (the “Company”, “Inrad”), was incorporated in New Jersey in 1973. The Company develops, manufactures and markets products and services for use in photonics industry sectors via three distinct but complimentary product areas - “Crystals and Devices”, “Custom Optics” and “Metal Optics.”

Prior to September 2003 the Company was named and did business as Inrad, Inc. In 2003, the Board of Directors and shareholders approved a name change to Photonic Products Group, Inc. (PPGI) and then to Inrad Optics, Inc. on January 18, 2012.

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

In October 2004, the Company acquired MRC Precision Metal Optics, Inc. of Sarasota, Florida, a precision metal optics and diamond-turned aspheric optics manufacturer, specializing in single point diamond machining, optical polishing, nickel plating, aluminum, AlBeMet™ and Beryllium machining.

In 2011, the Company undertook a significant review of its brand position within the marketplace and concluded that the Company’s name, “Photonics Products Group, Inc.”, due to its composition of common words within our industry, had not achieved the anticipated level of brand equity since its inception in 2003.  In order to solve this issue, the Company developed and is currently implementing a strategic marketing plan around the brand name of Inrad Optics.  In January 2012, the Company’s shareholders approved a name change to Inrad Optics, Inc. Changing the Company’s name to Inrad Optics, Inc. leverages the positive historical and current brand equity of the Inrad name and more clearly communicates the Company’s principal business activities to both our marketplace and the investment community.

The original “Inrad” name was recognized as one of the photonic industry’s seminal crystalline products companies. The Company is now a vertically integrated organization specializing in crystal-based optical components and devices, custom optical components from both glass and metal, and precision optical and opto-mechanical assemblies. Manufacturing capabilities include solution and high temperature crystal growth, extensive optical fabrication capabilities, including precision diamond turning and the ability to handle large substrates, optical coatings and provide in-process metrology.

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

The Laser System Devices and Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes manufactured crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices manufactured are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s net sales by product categories during the past three years. Laser System Devices and Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2012		2011		2010
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,758	76.7	$11,812	89.6	$10,115	91.5
Laser System Devices and Instrumentation	2,646	23.3	1,365	10.4	939	8.5
Total	$11,404	100.0	$13,177	100.0	$11,054	100.0

Products Manufactured by the Company

Optical Components

a)	Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for Inrad Optics, Inc. and is addressed in the marketplace by each of the product groups - Crystals and Devices, Custom Optics and Metal Optics.

The Custom Optics product line focuses on products manufactured to specific customer requirements. It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for the military, aerospace, industrial and medical marketplace. Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, quartz, germanium, zinc selenide, zinc sulfide, magnesium fluoride and silicon. Components consist of mirrors, lenses, prisms, wave plates, polarizing optics, monochrometers, x-ray mirrors, and cavity optics for lasers.

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

This product line consists of crystals and crystal devices including filter materials of both patented and proprietary materials with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors. Such materials include nickel sulfate, and proprietary materials such as UVC-7 and LAC.

Laser System Devices and Instrumentation

This product line consists of crystal-based products for that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in the value added devices and instrumentation products manufactured in our crystal growth production facility and include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments. In addition to the filter materials consumed by the UV Filter Optical components described above, current materials produced include Beta Barium Borate (BBO), Lithium Niobate, Zinc Germanium DiPhosphide, Potassium Dihydrogen Phosphate and Potassium Dideuterium Phosphate. Applications for these materials include defense, homeland security, surgical lasers, and industrial processing lasers. The Crystals and Devices team is also engaged in ongoing R & D efforts to develop new materials for evolving applications and offers contract growth of crystalline materials to customer specifications. Some of the major products produced for the photonics marketplace include:

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

In 2012, 2011 and 2010 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2012		2011		2010
Market (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Defense/Aerospace	$5,089	44.6	$6,734	51.1	$6,968	63.0
Process control & metrology	3,484	30.5	4,752	36.1	2,751	24.9
Laser systems	2,421	21.2	1,255	9.5	796	7.2
Universities & national laboratories	410	3.7	436	3.3	539	4.9
Total	$11,404	100.0	$13,177	100.0	$11,054	100.0

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

Defense/Aerospace sector sales represented approximately 44.6%, 51.1% and 63.0% of sales in 2012, 2011 and 2010. In spite of the decreases in percentage of total sales in 2012 and 2011, the Company believes that the defense and aerospace sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

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

Sales in the Process Control and Metrology market sector, the Company’s second largest market, decreased in 2012, both as a percentage of total sales and in relative sales dollars, compared to 2011. The decline in 2012 was comparable to sales in 2010. The decrease correlates with the decline in business activity experienced by the semiconductor market, as a whole. The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochrometers.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as, representing related markets that are not currently large enough to list individually. The increase in Sales in 2012 and 2011 is mainly due to a new OEM customer that manufactures lasers used in medical applications.

Universities and National Laboratories

These sales consist of product sales to researchers at various educational and research institutions. Sales to customers within the University and National Laboratories market sector consist primarily of the Company’s legacy systems, Pockels cells and related repairs. Sales for 2012 and 2011 were relatively unchanged and the total dollar amount from sales to this market remained relatively stable over the past three years and is dependent on research projects and the availability of funding for such projects. The sales in 2010 reflect an increase in the availability of stimulus funding for the National Labs.

Major Customers

Historically, the Company’s sales have been concentrated within a small number of customers, although the top customers have varied from year to year. In 2012, the Company had sales to three major customers which accounted for 11.2%, 10.7% and 8.6% of sales, respectively. One customer is a domestic manufacturer of medical laser systems. The two other major customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for the U.S. and foreign governments. In 2011, the top three customers represented 20.9%, 15.4% and 10.8% of sales, respectively. In 2010, the top three customers represented 15.3%, 10.3% and 10.1% of sales, respectively.

Sales to the Company’s top five customers represented approximately 43.1%, 58.1% and 54.3% of sales, in 2012, 2011 and 2010, respectively. These customers are all OEM manufacturers either within the defense, process control and metrology sector or laser systems sector. The concentration of sales within a small number of customers presents the risk that the loss of any of these customers could have a significant negative impact on the Company.

Export Sales

The Company’s export sales are primarily to customers in Europe, Asia and Japan and amounted to approximately 14.3%, 22.8%, and 14.9% of product sales in 2012, 2011 and 2010, respectively.

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

The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross-selling all products, across all business lines. This strategy is well suited to the diverse and fragmented markets that utilize photonic technologies.

Independent sales agents are used in countries in major non-U.S. markets, including Canada, the United Kingdom, the European Union, Israel, and Japan.

Sales and marketing efforts to promote our product lines and our participation in trade shows, internet-based marketing, media and non-media advertising and promotion, and management of international sales representatives and distributor relationships are coordinated at the corporate level under the auspices of the Vice President, Sales and Marketing.

In 2011, the Company undertook a significant marketing effort in the form of a corporate name change and a new branding strategy around the “Inrad Optics” name which was supported by the development of a new website and other brand identity marketing efforts.

Backlog

The Company’s order backlog at December 31, 2012 was $5,898,000, essentially all of which is expected to be shipped in 2013. The Company’s order backlog as of December 31, 2011 and 2010 was $5,021,000 and $5,047,000, respectively.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2013. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

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

Competition for the Company’s crystal devices and instrumentation is limited and the Company’s laser devices are considered to be high quality and generally offer a combination of features not available elsewhere. As a result of the Company’s in-house crystal growth capability, this area of the business is highly vertically integrated, providing a competitive advantage over other suppliers.

Our metal optics product line has several key competitors who are larger and better equipped to compete on high volume work. There are also several large and small competitors who compete with our products on large form factor optics. The Company has made recent inroads within this competitive landscape, and is building brand awareness in the marketplace.

For crystal products, the market is highly competitive. Many of the Company’s competitors who supply non-linear optical crystals are located overseas, and can offer significantly reduced pricing for some crystal materials. On many occasions, the quality of the crystal component drives the ultimate performance of the component or instrument into which it is installed. Quality and technical support are considered to be valuable attributes for a crystal supplier by some, but not all, OEM customers.

Although price is a principal factor in many product categories, competition is also based on product design, performance, customer confidence, quality, delivery, and customer service. Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Employees

As of the close of business on March 27, 2013, the Company had 77 full-time employees.

Patents and Licenses

The Company mainly relies on its manufacturing and technological expertise, know-how and trade secrets in addition to its patents, to maintain its competitive position in the industry. The Company takes precautionary and protective measures to safeguard its technical design and manufacturing processes. The Company executes nondisclosure agreements with its employees and, where appropriate, with its customers, suppliers and other associates.

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

Availability of Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on our web site at www.inradoptics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”) ( www.sec.gov ). We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

Item 1A.	Risk Factors

The Company cautions investors that its performance (and, therefore, any forward looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to the following, may cause the Company’s future results to differ materially from those projected in any forward looking statement.

a)	The Company incurred a net loss for three of the past five years

The Company had a net loss of $(1,421,000), $(734,000) and $(2,800,000) in the years ended December 31, 2012, 2010 and 2009, respectively. If the Company were to sustain future major losses, there is no assurance that the Company will be able to obtain the financing required to supply the working capital needs of its existing operations, or to continue to implement its growth strategy.

b)	As general economic conditions deteriorate, the Company’s financial results may suffer

Significant economic downturns or recessions in the United States, Europe or Asia could adversely affect the Company’s business by causing a temporary or longer term decline in demand for the Company’s goods and services and thus its revenues.

c)	The Company has exposure to Government Markets

Sales to customers in the defense industry represent a significant part of our business. These customers in turn generally contract with government agencies. Most governmental programs are subject to funding approval through congressional appropriations which can be modified or terminated without warning upon the determination of a legislative or administrative body. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government such as the Budget Control Act of 2011 and its sequestration provisions which will, unless amended, significantly reduce appropriations below currently forecasted levels for most federal agencies, including the Department of Defense. It is difficult to assess how this will impact our defense industry customers and the business we do with them, in the future. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2012, five customer accounts represented approximately 43% of total revenues, and two customers individually accounted for more than 10% of revenues. These two customers each represented approximately 11% and 11% of sales, respectively. Since we are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, the relative size and identity of our largest customers change somewhat from year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

e)	The Company depends on, but may not succeed in, developing and acquiring new products and processes

To meet the Company’s strategic objectives, the Company needs to continue to develop new processes, improve existing processes, and manufacture and market new products. As a result, the Company may continue to make investments in process development and additions to its product portfolio. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results. The Company also cannot be sure that it will have the human or financial resources to pursue or succeed in such activities.

f)	The Company’s stock price may fluctuate widely

The Company’s stock is thinly traded. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts, or market or related declines, may materially and adversely affect the market price of the Company’s Common Stock. In addition, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s Common Stock.

g)	The Company’s business success depends on its ability to recruit and retain key personnel

The Company depends on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on the Company’s ability to recruit additional personnel. There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s efforts to do so. The loss of the services of the Company’s key personnel could have a material adverse effect on its business, results of operations, or financial condition.

h)	Many of the Company’s customer’s industries are cyclical

The Company’s business is significantly dependent on the demand its customers experience for their products. Many of their end users are in industries that historically have experienced a cyclical demand for their products. The industries include, but are not limited to, the defense electro-optics industry and the manufacturers of process control capital equipment for the semiconductor tools industry. As a result, demand for the Company’s products are subject to cyclical fluctuations, and this could have a material adverse effect on our business, results of operations, or financial condition.

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

The Company encounters substantial competition from other companies positioned to serve the same market sectors. Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company to new or emerging technologies and other competitive pressures. Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower prices than the Company. The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

k)	The Company may not be able to fully protect its intellectual property

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

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey and in a 25,000 square foot building located in Sarasota, Florida. The headquarters of the Company are in its Northvale facility. On November 1, 2011, the Company negotiated a reduction in rent on its Northvale lease and extended the term until October 31, 2013. The Company also has the option of renewing the lease for one year, at fixed terms, through October 31, 2014.

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics Inc., (DBA Inrad Optics) has its manufacturing operations in a leased facility located in the Sarasota, Florida pursuant to a net lease expiring on August 31, 2013.

These facilities are adequate to meet current and future projected production requirements.

The total rent for these leases was approximately $485,000, $519,000 and $569,000 in 2012, 2011 and 2010, respectively. The Company also paid real estate taxes and insurance premiums that totaled approximately $160,000 in 2012, $162,000 in 2011 and $165,000 in 20010.

Item 3.	Legal Proceedings

There are no legal proceedings involving the Company as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)	Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol INRD. Prior to the name change in 2012, the Company’s Common Stock traded under the symbol INRD.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2011 through the quarter ended December 31, 2012, as reported by the National Association of Securities Dealers NASDAQ System. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2012	$.42	$.19

Quarter ended September 30, 2012	.70	.38

Quarter ended June 30, 2012	95	.30

Quarter ended March 31, 2012	1.00	.89

Quarter ended December 31, 2011	1.01	.95

Quarter ended September 30, 2011	1.03	.95

Quarter ended June 30, 2011	1.25	.95

Quarter ended March 31, 2011	1.10	.90

As of March 27, 2013 the Company’s closing stock price was $0.22 per share.

b)	Shareholders

As of March 18, 2013, there were approximately 141 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 346 beneficial shareholders.

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

There have been no sales of unregistered securities during the past three years.

e)	Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

2000 Equity Compensation Program approved by shareholders	523,823	$1.06	—

2010 Equity Compensation Program approved by shareholders	448,000	$0.93	3,552,000

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2012	2011	2010	2009	2008

Revenues	$11,403,827	$13,177,194	$11,054,178	$11,051,127	$16,301,209

Net (loss) income	(1,420,833)	164,746	(733,813)	(2,799,992)	1,098,421

Earnings per share
Basic (loss) earnings per share	(0.12)	0.01	(0.06)	(0.25)	0.10
Diluted (loss) earnings per share	(0.12)	0.01	(0.06)	(0.25)	0.08

Weighted average shares
Basic	11,825,583	11,658,891	11,522,297	11,331,258	10,902,061
Diluted	11,825,583	11,753,669	11,522,297	11,331,258	15,619,304

Common stock dividends on Preferred shares	—	—	—	—	—
Total assets	11,425,139	11,838,003	12,621,803	12,610,740	15,732,149
Long-term obligations	3,369,135	2,825,633	3,960,874	3,819,946	3,678,663
Shareholders’ equity	6,794,848	7,857,995	7,373,752	7,777,715	10,124,175

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2012		2011		2010
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,758	76.7	$11,812	89.6	$10,115	91.5
Laser System Devices and Instrumentation	2,646	23.3	1,365	10.4	939	8.5
Total	$11,404	100.0	$13,177	100.0	$11,054	100.0

The following table provides information on the Company’s sales to its major business sectors during the past three years:

	Years Ended December 31,
	2012		2011		2010
Market (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Defense/Aerospace	$5,089	44.6	$6,734	51.1	$6,968	63.0
Process control and metrology	3,484	30.5	4,752	36.1	2,751	24.9
Laser systems	2,421	21.2	1,255	9.5	796	7.2
Universities and national laboratories	410	3.7	436	3.3	539	4.9
Total	$11,404	100.0	$13,177	100.0	$11,054	100.0

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2012	2011	2010
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	78.2%	73.0%	77.3%
Gross profit margin	21.8%	27.0%	22.7%
Selling, general and administrative expenses	29.3%	24.7%	28.1%
Operating (loss) income	(7.4)%	2.3%	(5.4)%
Net (loss) income	(12.5)%	1.3%	(6.6)%

Revenues

The consolidated revenue for all business operations was $11,404,000 in 2012, a decrease of 13.5% compared to $13,177,000 in 2011 and up 3.2% compared to $11,054,000 in 2010.

By product category, the net decrease in 2012 consisted of a decrease of 25.9% or $3,054,000 in shipments of optical components offset by an increase of $1,281,000 in laser systems devices and instrumentation, almost double this category in 2011.

Lower sales from customers in the defense and aerospace, and process control and metrology markets was partially offset by an increase in shipments to customers in the laser systems market. Sales to the university and national laboratories market decreased slightly from 2011.

The defense and aerospace market declined 24.4% to $5,089,000 compared to $6,734,000 in 2011 and down 27% from $6,968,000 in 2010. This decline reflects the ongoing flow through impact that the economic downturn has had on our customers spending patterns, driven by changes in government defense spending on the products or systems supplied by our customers.

Sales in the process control and metrology market, the Company’s second largest, decreased in 2012 by 26.7% to $3,484,000 compared to $4,752,000 in 2011. The decrease was mainly the result of lower orders from one large customer compared to 2011 and 2010, as sales of the customer’s systems containing our products experienced a decline. The impact was partially offset by orders from new customers and increases in orders from other existing customers in this market.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories. This market’s sales in 2012 increased to $1,471,000 from $539,000 in 2011. Overall, the market for laser systems and related products represented 21.2% of sales in 2012 and 9.5% and 7.2 % of total sales in 2011 and 2010, respectively.

Sales to customers within the University and National Laboratories market sector decreased in 2012 to $410,000 compared to $436,000 in 2011 but showed a slight increase as a percentage of sales to 3.7% from 3.3% in 2011.

In 2011, the Company’s overall revenues increased 19.2% compared to 2010 as increase sales of optical components increased 16.8% and laser system devices and instrumentation rose 45.4%, compared to 2010. Sales to the defense and aerospace market were $6,734,000 was down slightly from $6,968,000 in 2010 while sales to the process control and metrology market increased by 72.7% from 2010, as a result of added demand from new and existing customers.

Non-military laser revenues also increased in 2011 to $539,000 from $193,000 in 2010, principally due to increased demand from customers in the medical laser industry.

In 2011, sales to university and national laboratories decreased to $436,000 compared to $539,000 in 2010. Although the results as a percentage of total sales vary slightly from year to year, the total dollar amount remained relatively unchanged over the past three years and is dependent on research projects and the availability of funding for such projects.

Bookings

The Company booked new orders totaling $12.3 million in 2012, a decrease of 4.7% from $12.9 million in 2011. The decrease reflected the net effect of a decline in process control and metrology bookings. This was mostly offset by increases in both defense and aerospace, and laser systems bookings.

In 2011, the Company had bookings for new orders totaling $12.9 million, an increase of 4.9% from $12.3 million in 2010. This increase was generally across all business sectors and consisted of orders from the new customers along with increases from most of our existing customer base. While the timing of the orders placed by customers varied from quarter to quarter, the second half of the year was only slightly better.

The Company’s backlog as of December 31, 2012 showed an increase of approximately 18% to $5.9 million from $5.0 million as of December 31, 2011 and 2010.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 78.2%, 73.0% and 77.3% for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, cost of goods sold was $8,914,000 compared to $9,615,000 in 2011 reflecting the overall decrease in sales in 2012. However, the decrease in cost of goods sold was at a slower rate than sales due to the relatively fixed nature of the Company’s overhead expenses. In 2011, cost of goods sold was $9,615,000 an increase from $8,545,000 in 2010 as a result of the sales increase in 2011 vs. 2010.

Materials costs and direct manufacturing expenses were lower in 2012 compared to 2011, commensurate with decreases in sales. Compared to 2011, material costs decreased by $463,000 but as a percentage of sales remained unchanged. Non-labor manufacturing expenses excluding depreciation also decreased by $135,000 in 2012. Although the cost of manufacturing wages and salaries remained relatively unchanged from 2011, the cost of related fringe benefits increased by 14% mainly as a result of increases in employee health benefits costs.

The increase in cost of goods sold in 2011 compared to 2010 is due to increases in material costs, manufacturing labor and operating costs. Compared to 2010, material costs increased by $591,000 attributable to a product mix which had higher percentage of material costs. In addition, the cost of manufacturing wages and salaries and related fringe benefits increased by $398,000 as direct labor expenses rose in line with higher production and shipping demand.

Gross margin in 2012 was $2,490,000 or 21.8% which is a decrease from 2011 from $3,562,000 or 27%. This compares with a gross margin of $2,509,000 or 22.7% in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $3,339,000 in 2012, up $84,000 or 2.6% from 2011. This reflects additional marketing costs associated with the Company’s name change and re-branding in early 2012. As a percentage of sales, SG&A expenses increased to 29.3% of 2012 sales compared to 24.7% of sales in 2011 as a result of the name change, as well as the impact of lower sales and fixed SG&A expenses.

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

Operating (Loss) Income

The Company had an operating loss of $849,000 which primarily reflects the decrease in sales volumes from customers that experienced a decline in demand for systems they manufacture that include our products. In 2011, the Company had an operating income of $307,000 which was an improvement after the losses incurred during the two prior years.

Other Income and Expenses

Net interest expense of $164,000 in 2012 increased 25.8% from $130,000 in 2011. Interest expense was $181,000 in 2012 compared to $164,000 in 2011 which was mainly due to the addition of a term loan payable entered into with Valley National Bank in July 2012 and normal debt repayments. Interest income for 2012 decreased to $16,000 from $33,000 in 2011 mainly as a result of changes in short term cash balances.

Net interest expense of $130,000 in 2011 decreased 5.3% from $138,000 in 2010. Interest expense was $163,000 in 2011 compared to $164,000 in 2010 which is the result of the Company’s normal scheduled debt repayments. Interest income for 2011 increased to $33,000 from $26,000 in 2010 mainly as a result of changes in short term cash balances and bank money market interest rates.

Income Taxes

As of December 31, 2011, the Company had a deferred tax asset of $408,000 which we estimated would be recoverable in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2012, the Company concluded it is more likely than not that it will not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $603,000 to provide a full valuation against the net deferred tax assets as of December 31, 2012. As a result, the Company recorded a provision of $408,000 for federal deferred income tax to write off the balance of the Company’s deferred tax asset.

In 2011, the Company recorded a current provision for state tax and federal alternative minimum tax in the amount of $11,000. In 2010, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net (Loss) Income

In 2012, the Company recorded a net loss of $1,421,000 in 2012 compared to net income of $165,000 in 2011 primarily as a result of lower sales volumes and its impact on the relatively fixed cost structure of the Company and a deferred tax asset write-off of $408,000. In 2011, net income was $165,000, compared to a net loss of $734,000 in 2010 primarily as a result of higher sales and the positive leveraging of higher sales on the Company’s relatively fixed cost structure.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. Other sources of liquidity include the proceeds received from the exercise of stock options and proceeds from notes. The Company’s major uses of cash in the past three years have been for capital expenditures and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $3,089,000 and $3,400,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a Note and a security interest in new equipment acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. During 2012, the Company made a down-payment of $500,000 on the equipment which was included with Other Assets at December 31, 2012. The equipment was delivered in the first quarter of 2013 and the Company made an installment payment in the amount of $242,500. The balance of the purchase price in the amount of $82,500 is due upon final installation which is expected in April, 2013.

In 2012, proceeds from the exercise of 10,700 stock options and issuance of 5,000 common shares totaled $5,349. In 2011, proceeds from the exercise of 20,000 stock options and issuance of 6,239 common shares totaled $18,260.

In July 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were extended to April 1, 2015 from April 1, 2013. The remaining terms and conditions of the notes were unchanged. These notes were previously issued on April 1, 2009 and had a maturity date of April 1, 2011 which was extended to April 1, 2013. The notes bear interest at 6%. Interest accrues yearly, is payable on maturity and unpaid interest along with principal may be converted into securities of the Company as follows: The notes are convertible in the aggregate into 1,500,000 Units and 1,000,000 Units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and have an expiration date of April 1, 2016. Clarex is a significant shareholder of the Company.

During 2012, the Company paid $150,000 of current interest on the two notes. During 2011, the Company paid a total of $1,125,000 of accrued interest and $150,000 of current interest on the notes.

The Company expects to make quarterly interest payments of $37,500 through the maturity dates of the notes.

In addition to the $500,000 deposit paid on new equipment in 2012 shown within Other Assets on the Consolidated Balance Sheets at December 31, 2012, the Company had capital expenditures of $293,000 primarily to refurbish operating facilities, purchase new or replacement manufacturing equipment and re-design the Company website. In 2011, the Company had capital expenditures of $304,000 primarily to replace equipment or refurbish facilities, purchase equipment upgrades to the computer information system and manufacturing equipment. In 2011, the Company also purchased additional manufacturing tools made from platinum at a net cost of $318,000 to further increase our crystal growth capacity at our Northvale, New Jersey facility. In 2010, the Company had capital expenditures in the amount of $278,000, primarily to replace or refurbish manufacturing equipment and for additional equipment required to increase our crystal growth capacity at our Northvale, New Jersey location.

In 2012, cash decreased by $311,000 compared to a decrease of $965,000 in 2011. In 2011, cash decreased by $965,000 compared to an increase of $296,000 in 2010.

Supplemental information pertaining to our source and use of cash is presented below (in thousands):

Selected sources (uses) of cash	Years ended December 31,
	2012	2011	2010

Net cash (used in) provided by operations	$(208)	$(358)	$576

Net Proceeds from issuance of common stock, exercise of stock options and warrants	5	18	7

Capital Expenditures & down payment on equipment	(793)	(304)	(278)

Precious Metals	—	(318)	—

Principal proceeds from term note payable	750	—	—

Principal payments on debt obligations	(66)	(9)	(9)

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2012 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable	$2,500	$—	$2,500	$—	$—
Notes payable-other, including interest	1,247	190	571	144	342
Operating leases	646	393	253	—	—
Total contractual cash obligations	$4,393	$583	$3,324	$144	$342

Overview of Financial Condition

As shown in the accompanying financial statements, the Company recorded a net loss of $1,421,000 compared to net income of $165,000 in 2011 and a net loss of $734,000 in 2010. The net loss in 2012 included a non-cash deferred tax provision of $408,000 from an increase to the valuation allowance. During 2012, the Company’s working capital requirements were provided by cash from operations, available cash balances and proceeds from a bank term note payable. During 2011, the Company’s working capital requirements were provided by cash from operations and available cash balances. In 2010, the Company’s working capital requirements were provided by positive cash flow from its operations.

In 2012, net cash used by operations was $208,000 compared to net cash used by operations of $358,000 in 2011. The decrease was primarily the result of the payment of accrued interest in 2011, a decrease in accounts receivable and an increase in customer advances, offset primarily by the net loss generated in 2012, an increase in inventory (excluding reserve) during the year, and a decrease in accounts payable and accrued liabilities.

The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2013.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2012 and 2011.

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

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2012 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

(a) (3)     Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Subordinated Convertible Promissory Note dated April 1, 2009 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)
4.3	Subordinated Convertible Promissory Note dated April 1, 2009 held by Welland, Ltd. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)
4.4	Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd. (which will supersede document 4.10) (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)
4.5	Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd. (which will supersede document 4.10) (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1	Consent of Holtz Rubenstein Reminick LLP Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	April 1, 2013
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	April 1, 2013
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	April 1, 2013
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	April 1, 2013
N.E. Rick Strandlund

/s/ Joseph J. Rutherford	Director	April 1, 2013
Joseph J. Rutherford

/s/ Amy Eskilson	President, Chief Executive Officer	April 1, 2013
Amy Eskilson	and Director

/s/ William J. Foote	Chief Financial Officer, Secretary,	April 1, 2013
William J. Foote	Treasurer and Principal Accounting Officer

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. (formerly known as Photonic Products Group, Inc.) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrad Optics, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Holtz Rubenstein Reminick LLP

New York, New York

April 1, 2013

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,089,013	$3,400,205
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2012 and 2011)	1,557,930	2,052,887
Inventories, net	3,596,646	2,909,520
Other current assets	158,742	185,298
Total Current Assets	8,402,331	8,547,910
Plant and equipment:
Plant and equipment at cost	15,446,826	15,172,428
Less: Accumulated depreciation and amortization	(14,182,712)	(13,629,311)
Total plant and equipment	1,264,114	1,543,117
Precious Metals	474,960	474,960
Deferred Income Taxes	—	408,000
Goodwill	311,572	311,572
Intangible Assets, net of accumulated amortization	437,324	515,888
Other Assets	534,838	36,556
Total Assets	$11,425,139	$11,838,003

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of notes payable -other	$150,200	$9,800
Accounts payable and accrued liabilities	813,705	877,757
Customer advances	297,251	266,818
Total Current Liabilities	1,261,156	1,154,375

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	869,135	325,633
Total Liabilities	4,630,291	3,980,008

Commitments

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares 11,881,724 issued at December 31, 2012 and 11,713,564 issued at December 31, 2011	118,819	117,137
Capital in excess of par value	18,076,518	17,720,514
Accumulated deficit	(11,385,539)	(9,964,706)
	6,809,798	7,872,945

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	6,794,848	7,857,995
Total Liabilities and Shareholders’ Equity	$11,425,139	$11,838,003

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues
Net sales	$11,403,827	$13,177,194	$11,054,178

Cost and expenses
Cost of goods sold	8,913,178	9,614,875	8,545,153
Selling, general and administrative expense	3,339,365	3,255,073	3,105,063
	12,252,543	12,869,948	11,650,216

Operating (loss) income	(848,716)	307,246	(596,038)

Other expense
Interest expense, net	(164,117)	(130,497)	(137,775)
Loss on sale of plant and equipment	—	(1,003)	—
	(164,117)	(131,500)	(137,775)

(Loss) income before income taxes	(1,012,833)	175,746	(733,813)

Income tax provision	408,000	11,000	—

Net (loss) income	$(1,420,833)	$164,746	$(733,813)

Net (loss) income per share - basic	$(0.12)	$0.01	$(0.06)

Net (loss) income per share - diluted	$(0.12)	$0.01	$(0.06)

Weighted average shares outstanding - basic	11,825,583	11,658,891	11,522,297

Weighted average shares outstanding – diluted	11,825,583	11,753,669	11,522,297

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2010	11,443,347	$114,433	$17,073,871	$(9,395,639)	$(14,950)	$7,777,715

401K contribution	103,403	1,034	153,501	—	—	154,535

Common stock issued on exercise of options	10,000	100	8,400	—	—	8,500

Common stock issued on vesting of stock grants	5,906	59	(1,298)	—	—	(1,239)

Stock-based compensation expense	—	—	168,054	—	—	168,054

Net loss for the year	—	—	—	(733,813)	—	(733,813)

Balance, December 31, 2010	11,562,656	115,626	17,402,528	(10,129,452)	(14,950)	7,373,752

401K contribution	124,669	1,249	128,749	—	—	129,998

Common stock issued on exercise of options	20,000	200	18,800	—	—	19,000

Common stock issued on vesting of stock grants	6,239	62	(802)	—	—	(740)

Stock-based compensation expense	—	—	171,239	—	—	171,239

Net income for the year	—	—	—	164,746	—	164,746

Balance, December 31, 2011	11,713,564	117,137	17,720,514	(9,964,706)	(14,950)	7,857,995

401K contribution	152,460	1,525	150,250	—	—	151,775

Common stock issued on exercise of options	10,700	107	5,242	—	—	5,349

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	200,562	—	—	200,562

Net loss for the year	—	—	—	(1,420,833)	—	(1,420,833)

Balance, December 31, 2012	11,881,724	$118,819	$18,076,518	$(11,385,539)	$(14,950)	$6,794,848

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,420,833)	$164,746	$(733,813)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	650,170	835,788	941,941
401K common stock contribution	151,775	129,998	154,535
Deferred income taxes	408,000	—	—
Accrued interest on Related Party Convertible Note Payable	—	—	150,000
Loss on sale of plant and equipment	—	1,003	—
Stock-based compensation expense	200,562	171,239	168,054
Change in inventory reserve	194,695	55,174	(154,326)

Changes in operating assets and liabilities:
Accounts receivable	494,957	171,705	(296,920)
Inventories	(881,821)	(573,818)	29,423
Other current assets	26,556	(66,055)	44,838
Other assets	1,718	10,679	(2,043)
Accounts payable and accrued liabilities	(64,052)	41,567	178,540
Customer advances	30,433	(175,169)	95,558
Accrued interest on Related Party Convertible Note Payable	—	(1,125,000)	—
Total adjustments	1,212,993	(522,889)	1,309,600
Net cash (used in) provided by operating activities	(207,840)	(358,143)	575,787

Cash flows from investing activities:
Purchase of plant and equipment	(292,603)	(303,999)	(278,241)
Down payment on purchase of equipment	(500,000)	—	—
Purchase of precious metals	—	(317,517)	—
Proceeds from disposal of plant and equipment	—	6,000	—
Net cash (used in) investing activities	(792,603)	(615,516)	(278,241)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,349	18,260	7,261
Proceeds from term note payable	750,000	—	—
Principal payments of notes payable-other	(66,098)	(9,441)	(9,072)
Net cash provided by (used in) financing activities	689,251	8,819	(1,811)

Net (decrease) increase in cash and cash equivalents	(311,192)	(964,840)	295,735

Cash and cash equivalents at beginning of the year	3,400,205	4,365,045	4,069,310

Cash and cash equivalents at end of the year	$3,089,013	$3,400,205	$4,365,045

Supplemental Disclosure of Cash Flow Information:
Interest paid	$181,000	$1,289,000	$14,000
Income taxes (refund) paid	$12,000	$18,000	$(74,000)

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2011

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”) , formerly known as Photonic Products Group, Inc., was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser subsystems and instruments. The Company has manufacturing operations in Northvale, New Jersey and Sarasota, Florida. Its principal customers include commercial instrumentation companies and OEM laser manufacturers, research laboratories, government agencies, and defense contractors. The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe and Japan, and Asia, using independent sales agents.

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

Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range between five and seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods, as appropriate, when failure to renew the lease imposes an economic penalty on the Company in such an amount that renewal appears to be probable. In determining the amount of the economic penalty, management considers such factors as (i) the costs associated with the physical relocation of the offices, manufacturing facility and equipment, (ii) the economic risks associated with business interruption and potential customer loss during relocation and transition to new premises (iii) the significant costs of leasehold improvements required at any new location to custom fit our specific manufacturing requirements, and (iv) the economic loss associated with abandonment of existing leasehold improvements or other assets whose value would be impaired by vacating the facility.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2009.

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

Advertising costs included in selling, general and administrative expenses were $8,500, $16,000 and $29,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2012, the Company’s top five customer accounts in the aggregate represented approximately 43.1% of total revenues, and the top three customers accounted for 30.5% of revenues. These three customers each represented approximately 11.2%, 10.7% and 8.6% of sales, respectively. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

q.	Fair value measurements

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

r.	New Accounting Guidance

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to impact our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

2.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of $1,505,000 for 2012 and $1,310,000 for 2011:

	December 31,
	2012	2011
	(In thousands)
Raw materials	$1,267	$1,072
Work in process, including manufactured parts and components	1,291	984
Finished goods	1,039	854
	$3,597	$2,910

3.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Office and computer equipment	$1,508	$1,461
Machinery and equipment	11,700	11,514
Leasehold improvements	2,239	2,197
	15,447	15,172
Less accumulated depreciation and amortization	(14,183)	(13,629)
	$1,264	$1,543

Depreciation expense recorded by the Company totaled $571,000, $757,000 and $863,000 for 2012, 2011 and 2010, respectively. Plant and equipment with a net book value of $7,003 and $944 was disposed of in 2011 and 2010, respectively.

The Company has an outstanding commitment to purchase new equipment for $825,000. In 2012, the Company made a down-payment of $500,000 on the equipment. This amount was included with Other Assets as of December 31, 2012. In March of 2013, an additional installment payment of $242,500 was made upon delivery of the equipment to the Company’s Northvale location. The balance of the purchase price in the amount of $82,500 is due upon final installation which is expected in April, 2013.

The Company evaluates its property and equipment and intangible assets with finite lives for impairment when events or circumstances indicate and impairment may exist. Management concluded that an impairment of its long-lived assets was not required at December 31, 2012.

4.	Goodwill

The carrying value of goodwill was $312,000 at December 31, 2012 and 2011.

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

Based on the results of the tests performed, management concluded that there is no impairment of goodwill at December 31, 2012.

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

Amortization expense was approximately $79,000 for each of the years ended December 31, 2012 and 2011. Aggregate amortization for the next five years is expected to be approximately $395,000, accumulating at the rate of $79,000 per year. The weighted average remaining life of the Company’s intangible assets is approximately 5.5 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(333)	$217
Completed technology	363	(219)	144
Trademarks	187	(111)	76

Total	$1,100	$(663)	$437

	At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(292)	$258
Completed technology	363	(193)	170
Trademarks	187	(99)	88

Total	$1,100	$(584)	$516

6.	Related Party Transactions

In July 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were extended to April 1, 2015 from April 1, 2013. The remaining terms and conditions of the notes were unchanged. The notes were previously issued on April 1, 2009 and had a maturity date of April 1, 2011 which was extended to April 1, 2013. The notes bear simple interest at 6% per annum. Interest accrues yearly, is payable on maturity and unpaid interest along with principal may be converted into securities of the Company as follows: The notes are convertible in the aggregate into 1,500,000 Units and 1,000,000 Units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and have an expiration date of April 1, 2016. Clarex is a significant shareholder of the Company.

During each of 2012 and 2011, the Company paid $150,000 for the current interest on the notes in 2012 and 2011, respectively. During 2011, the Company also paid the accrued interest of $645,000 and $480,000 on the $1,500,000 note and the $1,000,000 note, respectively, that was outstanding as of December 31, 2010. The Company expects to continue to make quarterly interest payments of $37,500 through the maturity dates of the notes.

7.	Other Long Term Notes

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal month installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment, which the Company has an outstanding commitment to purchase for $825,000. In 2012, the Company made a down-payment of $500,000 on the equipment which is included in Other Assets in the accompanying consolidated balance sheet. The equipment was delivered in March 2013 and the Company made an installment payment in the amount of $242,500. The balance of the purchase price in the amount of $82,500 is due upon final installation which is expected in April, 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	December 31,
	2012	2011
	(In thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$694	$—
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$325	$335
	1,019	335
Less current portion	(150)	(10)
Other Long Term Notes, excluding current portion	$869	$325

Other Long Term Notes mature as follows:

Year ending December 31:	(In thousands)
2013	$150
2014	157
2015	164
2016	171
2017	108
Thereafter	269
$1,019

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Trade accounts payable and accrued purchases	$457	$483
Accrued payroll	131	102
Accrued 401K company matching contribution	162	152
Accrued vacation	—	85
Accrued expenses – other	64	56
	$814	$878

9.	Income Taxes

The Company’s income tax provision consists of the following:

	Years Ended December 31,
	(In thousands)
	2012	2011	2010

Current:
Federal provision for AMT	$—	$6	$—
State provision	—	5	—
	—	11	—
Deferred:
Federal tax provision	408	—	—
State	—	—	—
	408	—	—
Total	$408	$11	$—

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2012	2011	2010
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State statutory rate	(8.0)	8.0	(7.4)
Change in Valuation Allowance	59.5	(41.5)	37.0
Permanent Differences	8.6	6.7	—
Prior year adjustments	13.4	—	4.4
Other	0.8	(0.9)	—
Effective income tax rate	40.3%	6.3%	—%

At December 31, 2012, the Company had estimated Federal and State net operating loss carry forwards of approximately $6,269,000 and $1,604,000, respectively. These tax loss carry forwards expire at various dates through 2031.

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Account receivable reserves	$7	$7
Inventory reserves	633	551
Inventory capitalization	137	178
Accrued vacation	—	36
Depreciation	45	76
Loss carry forwards	2,233	2,012
Gross deferred tax assets	3,055	2,860
Valuation allowance	(3,055)	(2,452)
Net deferred tax asset	$—	$408

As of December 31, 2011, the Company had a deferred tax asset of $408,000 which we estimated would be recoverable in future periods.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2012, we have concluded it is more likely than not that the Company will not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $603,000 to provide a full valuation against the deferred tax assets as of December 31, 2012.

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

The Company's results for the years ended December 31, 2012, 2011 and 2010 include stock-based compensation expense for stock option grants totaling $196,000, $165,000 and $127,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($100,000 for 2012, $68,000 for 2011 and $48,000 for 2010), and selling, general and administrative expenses ($96,000 for 2012, $97,000 for 2011 and $79,000 for 2010).

As of December 31, 2012, 2011 and 2010, there were $199,000, $382,000 and $194,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 2 years, 2.3 years and 2.3 years, respectively.

The weighted average estimated fair value of stock options granted in the three years ended December 31, 2012, 2011 and 2010 was $0.43, $0.86 and $1.00, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2012, 2011 and 2010:

	Years Ended
	December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Volatility	91%	94 – 100%	226 - 236%
Risk-free interest rate	1.6%	2.0 - 3.4%	2.7 - 3.7%
Expected life	10 years	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2010	1,215,723	$1.46
Granted	10,000	1.00
Exercised	(10,000)	.85
Forfeited/Expired	(417,247)	2.11
Outstanding as of December 31, 2010	798,476	1.13
Granted	409,600	.97
Exercised	(20,000)	.95
Forfeited/Expired	(108,400)	1.66
Outstanding as of December 31, 2011	1,079,676	1.02
Granted	30,000	.50
Exercised	(10,700)	.50
Forfeited /Expired	(137,153)	1.06
Outstanding as of December 31, 2012(b)	961,823	$1.00	6.7	—

Exercisable as of December 31, 2012	663,145	$1.04	5.9	—

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2012 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2012.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2012.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2012.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value - $
Non-vested - January 1, 2012	501,590	.92
Granted	30,000	.43
Vested	(230,912)	1.00
Forfeited	(2,000)	.86
Non-vested – December 31, 2012	298,678	.82

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010, was $230,000, $175,000 and $60,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.50 - $1.03	816,200	7.2	$.89	517,522	$.88
$1.50 - $1.75	145,623	5.3	$1.61	145,623	$1.61

e.	Restricted Stock Unit Awards

During 2011, the Company granted 15,000 restricted stock units under the 2010 Performance Share Program with an estimated fair value of $14,550 based on the closing market price of the Company’s stock on the grant date. These grants vest over a three year period contingent on continued employment over the vesting period. The Company did not grant any restricted stock unit awards in 2012 and 2010, respectively.

The Company recognized related stock compensation expense of $5,000 ($5,000 in Selling, General and Administrative expenses) in 2012, $7,000 ($7,000 in Selling, General and Administrative expenses) in 2011 and $41,000 ($5,000 in Cost of Goods Sold and $36,000 in Selling, General and Administrative expenses) in 2010, related to these and previously issued grants.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	# of Units	Weighted Average Grant Date Fair Value $
Outstanding as of January 1, 2010	17,996	3.68
Granted	—	—
Vested	(6,998)	3.59
Forfeited/Expired	(4,000)	4.00
Outstanding as of December 31, 2010	6,998	3.59
Granted	15,000	.97
Vested	(6,998)	3.59
Forfeited/Expired	—	—
Outstanding as of December 31, 2011	15,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2012	10,000	.97

The total fair value of restricted stock units which vested during 2012, 2011 and 2010 was approximately $5,000, $7,000 and $9,000, respectively, as of the vesting date.

11.	Net Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive. For the year ended December 31, 2012, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included a weighted average of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes, 1,875,000 outstanding anti-dilutive warrants and 22,927 anti-dilutive common stock options. In addition, a total weighted average of 10,259 shares of non-vested restricted stock with a grant date fair value in excess of the average market price of the common shares during the year was excluded from the computation because their effect is anti-dilutive.

For the year ended December 31, 2011, a total of 94,778 common share equivalents were assumed to be outstanding at the end of the year. A total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted computation because their effect is anti-dilutive.

For the year ended December 31, 2010, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included a weighted average of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,125,000 anti-dilutive common shares issuable on conversion of accrued interest. The weighted average number of outstanding anti-dilutive warrants excluded from the computation of diluted net income per common share year ended December 31, 2010 was 2,718,750 and the weighted average number of outstanding anti-dilutive common stock options was 798,476. In addition, a total weighted average of 6,998 shares of non-vested restricted stock with a grant date fair value in excess of the average market price of the common shares during the year was excluded from the computation because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Years ended December 31,
	2012	2011	2010
Numerators

Net income (loss) applicable to common shareholders - basic	$(1,420,833)	$164,746	$(733,813)
Interest on Convertible Debt	—	—	—
Net income (loss) applicable to common shareholders - diluted	$(1,420,833)	$164,746	$(733,813)

Denominators

Weighted average shares outstanding-basic	11,825,583	11,658,891	11,522,297
Stock options	—	83,843	—
Restricted stock units	—	10,935	—
Weighted average shares outstanding – diluted	11,825,583	11,753,669	11,522,297

12.	Commitments

a.	Lease commitments

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

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics, Inc., occupies approximately 25,000 square feet of space located at 6455 Parkland Drive, Sarasota, FL pursuant to a net lease originally expiring on August 31, 2006. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility. During 2006, the Company negotiated terms for the renewal of the lease until August 31, 2008 and in 2008, the Company elected to extend the lease until August 31, 2010. In August 2010, the Company negotiated terms for the renewal of the lease until August 31, 2013.

The total rent for these leases was approximately $485,000, $519,000 and $569,000 in 2012, 2011 and 2010, respectively.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods are as follows:

Year ending December 31:	(In thousands)
2013	$393
2014	253
$646

b.	Retirement plans

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

In 2012, the Company’s 401(k) matching contribution for employees was $161,845. This was funded by way of a cash contribution of $80,922 and a contribution of 163,879 shares of the Company’s common stock. The cash contribution was issued to the Plan in March 2013 and the Company’s common shares are expected to be issued in April 2013. In 2011, the Company matched employee contributions of $151,775 in the form of 152,460 shares of the Company’s common stock, which were issued to the Plan in March 2012. In 2010, the Company matched employee contributions of $129,998 in the form of 124,669 shares of the Company’s common stock, which were issued to the Plan in March 2011. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

13.	Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s net sales by product categories during the past three years:

	Years Ended December 31,
	2012		2011		2010
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,758	76.7	$11,812	89.6	$10,115	91.5
Laser System Devices and Instrumentation	2,646	23.3	1,365	10.4	939	8.5
Total	$11,404	100.0	$13,177	100.0	$11,054	100.0

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 14.3%, 22.8% and 14.9% of product sales in 2012, 2011 and 2010, respectively

The Company had sales to three major customers which accounted for 11.2%, 10.7% and 8.6% of sales in 2012. One customer is a domestic manufacturer of medical laser systems. Both of the other major customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for U.S. and foreign governments. In 2011, the same three customers represented 10.8%, 4.0% and 15.4% of sales, respectively. In 2010, the same three customers represented 15.3%, .8% and 10.3% of sales, respectively.

During the past three years, sales to the Company’s top five customers represented approximately 43.1%, 58.1% and 54.3% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2012, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	523,823
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,898,823

b.	Warrants

The Company had no outstanding warrants as of December 31, 2012 and 2011.

15.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2012 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of debt at December 31, 2012 in the amount of $3,519,000 approximates fair value.

16.	Workforce Reduction

In the first quarter of 2013, the Company reduced its combined headcount by approximately 9%, in order to eliminate costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $653,000. Severance payments expensed in the first quarter of the year but paid in the first, second and third quarters of 2013 totaled approximately $105,000.

17.	Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2012	First	Second	Third	Fourth

Net sales	$2,840,681	$2,880,448	$2,903,740	$2,778,958
Gross profit	739,956	567,834	616,247	566,612
Net loss	(148,959)	(333,083)	(279,589)	(659,202)
Net loss per share - Basic	(0.01)	(0.03)	(0.02)	(0.06)
Net loss per share – Diluted	(0.01)	(0.03)	(0.02)	(0.06)

Year 2011	First	Second	Third	Fourth

Net sales	$3,241,434	$3,221,234	$3,328,761	$3,385,765
Gross profit	872,537	784,060	907,905	997,817
Net income (loss)	34,729	(95,750)	83,731	142,036
Net income (loss) per share - Basic	0.00	(0.01)	0.01	0.01
Net income (loss) per share - Diluted	0.00	(0.01)	0.01	0.01

Year 2010	First	Second	Third	Fourth

Net sales	$2,808,046	$2,164,491	$2,478,581	$3,603,060
Gross profit	540,494	255,712	494,678	1,218,141
Net income (loss)	(274,469)	(648,898)	(281,755)	471,309
Net income (loss) per share - Basic	(0.02)	(0.06)	(0.02)	0.04
Net income (loss) per share - Diluted	(0.02)	(0.06)	(0.02)	0.04

Schedule II –Valuation and Qualifying Accounts

INRAD OPTICS, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Expenses	Additions (Deductions) to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2012	$15,000	—	—	—	$15,000
Year ended December 31, 2011	$15,000	—	—	—	$15,000
Year ended December 31, 2010	$15,000	—	—	—	$15,000

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2012	$2,452,000	408,000	195,000	—	$3,055,000
Year ended December 31, 2011	$2,379,000	—	73,000	—	$2,452,000
Year ended December 31, 2010	$2,108,000	—	271,000	—	$2,379,000

