Form 10-Q
period 2013-03-31
Inrad Optics, Inc.
filed 2013-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2013 was: 12,046,003

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,596,236	$3,089,013
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2013 and 2012)	1,982,560	1,557,930
Inventories, net	3,593,949	3,596,646
Other current assets	121,170	158,742
Total current assets	8,293,915	8,402,331
Plant and equipment:
Plant and equipment, at cost	15,222,345	15,446,826
Less: Accumulated depreciation and amortization	(14,037,509)	(14,182,712)
Total plant and equipment	1,184,836	1,264,114

Precious Metals	474,960	474,960
Goodwill	311,572	311,572
Intangible Assets, net	417,683	437,324
Other Assets	777,338	534,838

Total Assets	$11,460,304	$11,425,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$150,200	$150,200
Accounts payable and accrued liabilities	1,032,681	813,705
Customer advances	279,647	297,251
Total current liabilities	1,462,528	1,261,156

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	832,140	869,135
Total liabilities	4,794,668	4,630,291

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 11,886,724 shares issued at March 31, 2013 and 11,881,724 issued at December 31, 2012	118,869	118,819
Capital in excess of par value	18,116,610	18,076,518
Accumulated deficit	(11,554,893)	(11,385,539)
	6,680,586	6,809,798
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	6,665,636	6,794,848
Total Liabilities and Shareholders’ Equity	$11,460,304	$11,425,139

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Total revenue	$3,077,126	$2,840,681

Cost and expenses:
Cost of goods sold	2,378,028	2,100,725
Selling, general and administrative expenses	853,808	854,289
	3,231,836	2,955,014

Loss from operations	(154,710)	(114,333)

Other (expense) income:
Interest expense—net	(45,644)	(34,626)
Gain on sale of plant and equipment	31,000	—
	(14,644)	(34,626)

Loss before income taxes	(169,354)	(148,959)

Income tax (provision) benefit	—	—

Net loss	$(169,354)	$(148,959)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding — Basic and diluted	11,877,957	11,734,824

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(169,354)	$(148,959)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	139,177	160,609
401K common stock contribution	—	151,775
(Gain) on sale of plant and equipment	(31,000)	—
Stock based compensation	40,142	59,685
Changes in operating assets and liabilities:
Accounts receivable	(424,630)	665,732
Inventories, net	2,697	(222,670)
Other current assets	37,572	68,054
Accounts payable and accrued liabilities	218,976	(113,408)
Customer advances	(17,604)	(25,319)
Total adjustments and changes	(34,670)	744,458
Net cash (used in) provided by operating activities	(204,024)	595,499

Cash flows from investing activities:
Capital expenditures	(40,258)	(125,482)
Down payment on purchase of equipment	(242,500)	—
Proceeds from sale of plant and equipment	31,000	—
Net cash used in investing activities	(251,758)	(125,482)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,350
Principal payments of notes payable-other	(36,995)	(2,428)
Net cash used in financing activities	(36,995)	(1,078)

Net (decrease) increase in cash and cash equivalents	(492,777)	468,939

Cash and cash equivalents at beginning of period	3,089,013	3,400,205

Cash and cash equivalents at end of period	$2,596,236	$3,869,144

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,000	$41,000
Income taxes paid	$1,000	$5,000

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

 The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

Management Estimates

These unaudited condensed consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP which requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Management evaluates its assumptions and estimates on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those assumptions and estimates.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) or market. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$1,259	$1,267
Work in process, including manufactured parts and components	1,300	1,291
Finished goods	1,034	1,039
	$3,593	$3,597

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

For the three months ended March 31, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the three months ended March 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,127,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three months ended March 31, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes, in addition to 965,187 common stock options and grants.

For the three months ended March 31, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 1,008,734 common stock options and grants and 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes.

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

The Company's results of operations for the three months ended March 31, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $38,930 and $58,473, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $20,314 ($25,876 for 2012), and selling, general and administrative expenses in the amount of $18,616 ($32,597 for 2012).

As of March 31, 2013 and 2012, there were $180,185 and $323,755 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.2 years and 2.2 years, respectively.

There were 70,000 stock options granted during the three months ended March 31, 2013. There were no stock options granted during the three months ended March 31, 2012. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2013:

	Three Months Ended
	March 31,
	2013	2012
Expected Dividend yield	—%	—%
Expected Volatility	98.5%	—%
Risk-free interest rate	1.9%	—%
Expected term	10 years	—

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2013:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	961,823	$1.00	6.7	$—
Granted	70,000	.32
Exercised	—	—
Expired/Forfeited	(66,636)	.62
Outstanding at March 31, 2013	965,187	$.98	6.5	$—

Exercisable at March 31, 2013	677,855	$1.07	5.8	$—

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2013.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	298,678	$0.82
Granted	70,000	$0.29
Vested	(63,610)	$0.89
Forfeited	(17,736)	$0.86
Non-vested – March 31, 2013	287,332	$0.67

The total fair value of options vested during the three months ended March 31, 2013 and 2012 was $56,796 and $111,662, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the three months ended March 31, 2013 and 2012.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended March 31, 2013 and 2012 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at March 31, 2013 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	10,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – March 31, 2013	5,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013, the Company issued 5,000 common shares on vesting of restricted stock awards. In April 2013, the Company issued an additional 163,879 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2012.

NOTE 4 – OTHER LONG TERM NOTES

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in new equipment, which the Company has an outstanding commitment to purchase for $825,000. In 2012, the Company made a down-payment of $500,000 on the equipment. In March 2013, the Company made an installment payment in the amount of $242,500. These payments have been included in Other Assets in the accompanying consolidated balance sheet. The balance of the purchase price in the amount of $82,500 is due upon final installation of the equipment which is expected in the second quarter of 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$659	$694
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$323	$325
	982	1,019
Less current portion	(150)	(150)
Long-term debt, excluding current portion	$832	$869

NOTE 5 – WORKFORCE REDUCTION

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $112,000 were expensed in the first quarter and offset payroll savings of approximately $45,000. Accrued severance payments are expected to be made in the first, second and third quarters of 2013, in the amount of $38,000, $57,000 and $17,000, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. In preparing our condensed consolidated financial statements, we made judgments and estimates that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2012.

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

Revenue

Sales for the three months ended March 31, 2013 were $3,077,000, an increase of 8.3% compared with $2,841,000 for the three months ended March 31, 2012 primarily due to an increase in shipments to customers in the laser systems and the university and national lab markets. This was partially offset by a decrease in shipments to customers in the defense market and the process control & metrology market. The decline in sales to the defense market and the process control & metrology market was spread across most of the Company’s existing customers in those markets with the exception of a few customers that recorded sales increases.

Sales in the Optical Components category increased 20.4% for the three months ended March 31, 2013 compared with the prior year, but was partially offset by sales for Laser Systems Devices and Instrumentation which decreased 7.9% over the same period.

Sales to major customers, who represent more than 10% of period sales, were unchanged in dollar terms and as a percentage of total sales in the first three months of 2013 compared with the same period in 2012.

The Company’s top five customers represented 41.4% of total sales in the three month period ended March 31, 2013, compared to 52.8% in the same period in 2012.

Orders during the first three months of 2013 decreased to $2.1 million from $3.0 million in the first three months of 2012.

Order backlog was $4.9 million at March 31, 2013 compared to $5.9 million at December 31, 2012 and $5.2 million at March 31, 2012.

Cost of Goods Sold

For the three months ended March 31, 2013, cost of goods sold increased as a percentage of sales to 77.3% compared to 74.0% in 2012. Cost of goods sold was $2,378,000 for the three months ended March 31, 2013 compared to $2,101,000 in the same quarter in 2012, an increase of $277,000 or 13.2%.

Manufacturing wages and salaries including related fringe benefits, increased by 13.2% during the quarter ended March 31, 2013 compared to last year. The increase in 2013 was 11.3% excluding the impact of the costs recorded in the first quarter of 2013 related to the workforce reduction discussed in Note 5 to the Condensed Consolidated Financial Statements. Severance costs included in cost of goods sold, net of associated payroll savings, amounted to approximately $38,000.

Material costs increased 9.7% during the quarter ended March 31, 2013 compared with the same period in 2012 but remained relatively unchanged as a percentage of sales.

Gross margin decreased for the three months ended March 31, 2013 as a result of the factors discussed above. Gross margin in the first quarter of 2013 was $699,000 or 22.7% versus $740,000 or 26.0% in the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2013 decreased to 27.7% of sales compared to 30.1% of sales the same period in 2012 due to the increase in revenues in 2013. SG& A expenses included approximately $29,000 of accrued severance costs net of payroll savings from the Company’s reduction of work force in the first quarter. Including these costs, total, SG&A expenses of $854,000 were unchanged on a period over period basis as the Company has continued to closely manage discretionary spending while making strategic investments where appropriate.

Loss from Operations

The Company had an operating loss of $155,000 and $114,000 for the three months ended March 31, 2013 and 2012, respectively. The operating loss in 2013 and 2012 primarily reflects the impact of the level of sales on the Company’s relatively fixed cost structure. The operating loss for the three months ended March 31, 2013 included the impact of severance costs, net of payroll savings, from the reduction in workforce of approximately $67,000.

Other Income and Expense

For the three months ended March 31, 2013, net interest expense was $46,000, an increase from $35,000 in the same period in 2012.

Interest expense for the three months ended March 31, 2013 was $48,000 compared to $41,000 for the same period in 2012. The increase was mainly attributable to the addition of a term loan with Valley National Bank in the third quarter of 2012. Interest income during the three months ended March 31, 2013 was $2,000 compared with $6,000 in the comparable period in 2012, and results from lower average cash balances in interest bearing accounts over the comparable periods.

In the first quarter of 2013, the Company sold surplus machinery and recorded a gain of $31,000.

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

For the three months ended March 31, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the three months ended March 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,127,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

For the three months ended March 31, 2013, the Company had a net loss of $169,000 compared to a net loss of $149,000 for the same period in 2012.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major use of cash in the past two years has been for capital expenditures and for the repayment and servicing of outstanding debt.

As of March 31, 2013 and December 31, 2012, the Company had cash and cash equivalents of $2,596,000 and $3,089,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. During 2012, the Company made a down-payment of $500,000 on the equipment. An additional installment payment in the amount of $242,000 was made in the first quarter of 2013. These payments have been included with Other Assets in the consolidated balance sheet at March 31, 2013. The balance of the purchase price in the amount of $82,500 is due upon final installation of the equipment which is expected in the second quarter of 2013.

We believe that existing cash resources held by the Company and anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next twelve months.

On July 31, 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2015 from April 1, 2013. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expire on April 1, 2018. The Company paid current interest of $37,500 in the three months ended March 31, 2013 and 2012. The Company expects to make interest payments of $37,500 in the remaining quarters of 2013 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash used in (provided by) operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Net cash (used in) provided by operating activities	$(204)	$595
Net cash (used in) investing activities	(252)	(125)
Net cash (used in) financing activities	(37)	(1)
Net (decrease) increase in cash and cash equivalents	$(493)	$469

Net cash used in operating activities was $204,000 for the three months ended March 31, 2013 compared to net cash provided of $595,000 in the same period last year.

Working capital increased by $203,000 in the three months ended March 31, 2013 compared to a decrease in working capital of $330,000 in the comparable period last year.

Accounts receivables increased by $425,000 at March 31, 2013 compared to a decrease of $666,000 the same period last year. The increase was mainly a result of the timing of the collection of balances in the first three months of the 2013 compared to the prior year. The accounts receivable balance increased by $596,000 at March 31, 2013 compared to March 31, 2012.

Inventory balances remained unchanged for the three months ended March 31, 2013 compared to an increase of $223,000 in the three months ended March 31, 2012 which was the result of planned raw material acquisitions to meet the timing of scheduled deliveries for orders placed.

Accounts payable and accrued liabilities increased by $219,000 in the three months ended March 31, 2013 compared to a decrease of $113,000 in 2012 principally due to the timing of payments as the Company optimizes its use of cash.

Non-cash items consist of depreciation and amortization, stock based compensation expense and the Company’s annual 401K matching stock contribution for the three months ended March 31, 2013 and 2012.

Net cash used in investing activities was $252,000 during the three months ended March 31, 2013 compared to $125,000 last year. Capital expenditures for the three months ended March 31, 2013 and 2012 were $40,000 and $125,000, respectively. The expenditures in 2013 and 2012 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. In the first quarter of 2013, the Company made an installment payment of $243,000 towards new equipment being acquired by the Company which was included in Other Assets at March 31, 2013. The Company also sold surplus machinery during the three months ended March 31, 2013 and received net proceeds of $31,000.

Net cash used in financing activities during the three months ended March 31, 2013 totaled $37,000 compared to $1,000 in the comparable period in 2012. The increase is mainly attributable to the principal payments made on the term loan with Valley National Bank that the Company entered into in the third quarter of 2012 to finance the acquisition of new equipment.

For the three months ended March 31, 2012, the net cash used in financing activities also included of proceeds from the exercise of stock options for $1,000. This was offset by principal payments on long term notes of $3,000.

Overall, the Company had a net decrease in cash and cash equivalents of $493,000 in the three months ended March 31, 2013 compared with an increase of $469,000 in the corresponding period last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: May 15, 2013

