Form 10-Q
period 2013-06-30
Inrad Optics, Inc.
filed 2013-08-14
CIK 719494

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2013 was 12,046,003

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,465,145	$3,089,013
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2013 and 2012)	1,372,270	1,557,930
Inventories, net	3,396,253	3,596,646
Other current assets	111,945	158,742
Total current assets	7,345,613	8,402,331
Plant and equipment:
Plant and equipment, at cost	16,124,802	15,446,826
Less: Accumulated depreciation and amortization	(14,133,460)	(14,182,712)
Total plant and equipment	1,991,342	1,264,114
Precious Metals	474,960	474,960
Goodwill	311,572	311,572
Intangible Assets, net	398,042	437,324
Other Assets	34,838	534,838
Total Assets	$10,556,367	$11,425,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$150,200	$150,200
Accounts payable and accrued liabilities	787,526	813,705
Customer advances	184,739	297,251
Total current liabilities	1,122,465	1,261,156

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	794,966	869,135
Total liabilities	4,417,431	4,630,291

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,050,603 shares issued at June 30, 2013 and 11,881,724 issued at December 31, 2012	120,508	118,819
Capital in excess of par value	18,236,035	18,076,518
Accumulated deficit	(12,202,657)	(11,385,539)
	6,153,886	6,809,798
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	6,138,936	6,794,848
Total Liabilities and Shareholders’ Equity	$10,556,367	$11,425,139

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Total revenue	$2,694,598	$2,880,448	$5,771,724	$5,721,129

Cost and expenses:
Cost of goods sold	2,386,866	2,312,614	4,764,894	4,413,339
Selling, general and administrative expenses	909,664	864,804	1,763,472	1,719,093
	3,296,530	3,177,418	6,528,366	6,132,432

Loss from operations	(601,932)	(296,970)	(756,642)	(411,303)

Other expense:
Interest expense—net	(45,832)	(36,113)	(91,476)	(70,739)
Gain on sale of plant and equipment	—	—	31,000	—
	(45,832)	(36,113)	(60,476)	(70,739)

Net loss before income taxes	(647,764)	(333,083)	(817,118)	(482,042)

Income tax (provision) benefit	—	—	—	—

Net loss	$(647,764)	$(333,083)	$(817,118)	$(482,042)

Net loss per common share—basic and diluted	$(0.05)	$(0.03)	$(0.07)	$(0.04)

Weighted average shares outstanding—basic and diluted	12,046,003	11,875,874	11,926,328	11,786,207

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net (loss)	$(817,118)	$(482,042)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	259,094	319,576
401K common stock contribution	80,922	151,775
(Gain) on sale of plant and equipment	(31,000)	—
Stock based compensation	80,284	106,646
Changes in operating assets and liabilities:
Accounts receivable	185,660	233,291
Inventories, net	200,393	(413,289)
Other current assets	46,797	64,540
Accounts payable and accrued liabilities	(26,180)	(30,973)
Customer advances	(112,512)	(45,803)
Total adjustments and changes	683,458	385,763
Net cash (used in) operating activities	(133,660)	(96,279)

Cash flows from investing activities:
Capital expenditures	(447,039)	(180,832)
Proceeds from sale of plant and equipment	31,000	—
Net cash (used in) investing activities	(416,039)	(180,832)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5,349
Principal payments on notes payable-other	(74,169)	(4,844)
Net cash (used in) provided by financing activities	(74,169)	505

Net (decrease) in cash and cash equivalents	(623,868)	(276,606)

Cash and cash equivalents at beginning of period	3,089,013	3,400,205

Cash and cash equivalents at end of period	$2,465,145	$3,123,599

Supplemental Disclosure of Cash Flow Information:
Interest paid	$59,000	$82,000
Income taxes paid	$2,000	$5,000

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$1,163	$1,267
Work in process, including manufactured parts and components	1,123	1,291
Finished goods	1,110	1,039
	$3,396	$3,597

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

For the three and six months ended June 30, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the six months ended June 30, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,445,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three and six months ended June 30, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 970,211 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

For the three and six months ended June 30, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 942,823 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

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

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Management does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $38,930 and $45,749, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $20,314 ($24,821 for 2012), and selling, general and administrative expenses in the amount of $18,616 ($20,928 for 2012).

The Company's results of operations for the six months ended June 30, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $77,860 and $104,222, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $40,628 ($50,697 for 2012), and selling, general and administrative expenses in the amount of $37,232 ($53,525 for 2012).

As of June 30, 2013 and 2012, there were $148,232 and $278,006 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.4 years and 2.2 years, respectively.

There were 80,000 stock options granted during the six months ended June 30, 2013. There were no stock options granted during the six months ended June 30, 2012. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2013:

Six Months Ended
June 30,
	2013	2012
Expected Dividend yield	—%	—%
Expected Volatility	98.1 - 110%	—%
Risk-free interest rate	1.9 - 2.1%	—%
Expected term	8 - 10 years	—

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2013:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	961,823	$1.00	6.7	$—
Granted	80,000	.32
Exercised	—	—
Expired/Forfeited	(76,602)	.67
Outstanding at June 30, 2013	965,221	$.97	6.4	$—

Exercisable at June 30, 2013	709,357	$1.06	5.7	$—

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2013.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	298,678	$0.82
Granted	80,000	$0.28
Vested	(95,112)	$0.85
Forfeited	(27,702)	$0.86
Non-vested – June 30, 2013	255,864	$0.63

The total fair value of options vested during the six months ended June 30, 2013 and 2012 was $81,133 and $111,662, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2013 and 2012.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended June 30, 2013 and 2012 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the six months ended June 30, 2013 and 2012 include stock-based compensation expense for restricted stock unit grants totaling $2,424 and $2,424, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at June 30, 2013 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	10,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – June 30, 2013	5,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2013, the Company issued 5,000 common shares on vesting of restricted stock awards. In April 2013, the Company issued an additional 163,879 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2012.

NOTE 4 – OTHER LONG TERM NOTES

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in new equipment. In 2012, the Company made a down-payment of $500,000 on the equipment and included the payment in Other Assets at December 31, 2012. In March 2013, the Company made an installment payment in the amount of $242,500. During the second quarter of 2013, the installation of the equipment was completed and the final installment payment was made. The cost of the equipment including the down-payments and the associated installation costs were capitalized in the second quarter of 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$625	$694
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$320	$325
	945	1,019
Less current portion	(150)	(150)
Long-term debt, excluding current portion	$795	$869

NOTE 5 – WORKFORCE REDUCTION

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $112,000 and $29,000 were expensed in the first quarter and second quarters and offset payroll savings of approximately $45,000 and $175,000 respectively. Accrued severance payments were $39,000 and $71,000 in the first and second quarters of 2013, and additional payments of $31,000 are expected in the third quarter of 2013.

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

Results of Operations

Inrad Optics, Inc.’s business falls into two main categories: Optical Components and Laser System Devices and Instrumentation.

The Optical Components category is focused on custom optics manufacturing. The Company specializes in high-end precision components. It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Custom Optics and Metal Optics operations. Glass, metal, and crystal substrates are processed using modern manufacturing equipment, complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and optical coating services supplied are used in inspection, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

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

Revenue

Sales for the three months ended June 30, 2013 were $2,695,000, a decrease of 6.4%, compared to $2,880,000 for the three months ended June 30, 2012. Sales for the six months ended June 30, 2013 were $5,771,000, a slight increase from $5,721,000 for the six months ended June 30, 2012. Sales in the Optical Components category increased 4.2% for the six months ended June 30, 2013 compared with the prior year. Sales of Laser Systems Devices and Instrumentation decreased 5.2% over the same period.

Shipments to customers in the universities & national laboratories market increased. This was offset by decreased shipments in the process control & metrology markets, the laser systems market and the defense/aerospace market which was spread across most of the Company’s existing customers in those markets with the exception of a few customers that recorded sales increases.

Sales to major customers defined as those who represent more than 10% of period sales, were down as a percentage of total sales in the first six months of 2013 compared with the same period in 2012. This was due to lower sales to one large laser systems market customer that was partially offset by an increase in sales to one large defense market customer compared to the same period in the prior year.

The Company’s top five customers represented 34.3% of total sales in the six month period ended June 30, 2013, down from 43.4% in the same period in 2012.

Orders during the first six months of 2013 compared to 2012, decreased to $4.8 million compared to $6.3 million last year

Order backlog was $4.9 million at June 30, 2013, down compared to $5.9 million at December 31, 2012 and $5.6 million at June 30, 2012.

Cost of Goods Sold

Cost of goods sold was $2,387,000 for the three months ended June 30, 2013 compared to $2,313,000 in the same quarter in 2012, an increase of $74,000 or 3.2%. For the six months ended June 30, 2013, cost of goods sold increased by $352,000 or 8.0% to $4,765,000 compared to $4,413,000 in the same period in 2012.

As a percentage of sales, cost of goods sold increased to 88.6% compared to 80.3% in 2012 for the three months ended June 30, 2013. For the six months ended June 30, 2013, cost of goods sold as a percentage of sales was 82.6% compared to 77.1% in the same period in 2012.

Manufacturing wages and salaries, including related fringe benefits, increased by 1.5% and 7.2%, respectively, during the three and six months ended June 30, 2013, compared to same period last year, as a result of the shift in our historical customer mix discussed above.

The impact of the Company’s work force reduction in March and April, 2013 had a net positive impact over the six months ended June 30, 2013. Severance costs included in cost of goods sold were $29,000 and $141,000 in the three and six months ended June 30, 2013. These costs were offset by associated payroll savings which amounted to approximately $175,000 and $220,000 in the respective periods.

Material costs decreased 28.7% and 11.7% during the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, mainly due to the change in sales mix, discussed above.

Gross margin decreased for the three and six month period ended June 30, 2013 as a result of the factors discussed above. Gross margin in the second quarter of 2013 was $308,000 or 11.4% versus $567,000 or 19.7% in the same period in 2012. For the six months ended June 30, 2013, gross margin decreased to $1,007,000 or 17.4% compared with $1,308,000 or 22.9% in the comparable period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2013 amounted to $910,000 or 33.8% of sales and $1,763,000 or 30.5% of sales, respectively, compared to $865,000 or 30.0% of sales and $1,719,000 or 30.0% of sales, respectively, for the same periods in 2012. For the three and six months ended June 30, 2013, SG&A expenses included approximately $29,000 and $75,000 in severance costs related to the workforce reduction discussed in Note 5 to the Condensed Consolidated Financial Statements. Associated payroll savings from the workforce reduction was $69,000 and $85,000 for the three and six months ended June 30, 2013.

(Loss) from Operations

The Company had an operating loss of $602,000 in the three months ended June 30, 2013 compared with an operating loss of $297,000 in the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company had an operating loss of $757,000 compared with an operating loss of $411,000 in the same period last year. The operating losses in 2013 and 2012 primarily reflect the impact of the level of sales on the Company’s relatively fixed cost structure.

Other Income and Expense

For the three months ended June 30, 2013, net interest expense was $46,000, up from $36,000 in the same period in 2012. For the six months ended June 30, 2013, net interest expense was $91,000, up from $71,000 in the same period in 2012.

Interest expense for the three months ended June 30, 2013 increased to $48,000 compared to $41,000 in the same period in 2012. Interest expenses for the six months ended June 30, 2013 increased to $96,000 compared to $82,000 in the same period in 2012. The increase in both periods is mainly attributable to the addition of a term note with Valley National Bank in the third quarter of 2012.

Interest income during the three and six months ended June 30, 2013 was $2,000 and $5,000, respectively, compared with $5,000 and $11,000, respectively, in the comparable periods in 2012, and results from lower average cash balances in interest bearing accounts over the comparable periods.

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

For the three and six months ended June 30, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the six months ended June 30, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,445,000. As a result, the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss)

For the three and six months ended June 30, 2013, the Company had a net loss of $648,000 and $817,000, respectively, compared to a net loss of $333,000 and $482,000, respectively, for the same periods in 2012.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for the payment of accrued and current interest on convertible debt, the servicing of long term debt and for capital expenditures.

As of June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $2,465,000 and $3,089,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. In 2012, the Company made a down-payment of $500,000 on the equipment and included the payment in Other Assets at December 31, 2012. In March 2013, the Company made an installment payment in the amount of $242,500. During the second quarter of 2013, the installation of the equipment was completed and the final installment payment of $82,500 was made. The cost of the equipment including installment payments and associated installation costs were capitalized in the second quarter of 2013 in the amount of $897,000 with an additional $70,000 capitalized for leasehold improvements associated with the equipment.

We believe that existing cash resources held by the Company and anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next 12 months.

On July 31, 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2015 from April 1, 2013. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expire on April 1, 2018. The Company paid current interest of $37,500 in each quarter during the six months ended June 30, 2013 and 2012. The Company expects to make interest payments of $37,500 in the remaining quarters of 2013 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

Net cash (used in) operating activities	$(134)	$(96)
Net cash (used in) investing activities	(416)	(181)
Net cash (used in) financing activities	(74)	-
Net (decrease) in cash and cash equivalents	$(624)	$(277)

Net cash used in operating activities was $134,000 for the six months ended June 30, 2013 compared to $96,000 in the same period last year. The decrease in net cash from operating activities in the first six months of 2013 compared to 2012 resulted primarily from the higher net loss generated in the current period.

Accounts receivables decreased by $186,000 at June 30, 2013 compared to a decrease of $233,000 the same period last year. The decrease was mainly the result of the timing of shipments and the collection of balances during the six months ended June 30, 2013 compared to the prior year.

Inventory balances decreased by $200,000 in the six months ended June 30, 2013 compared to an increase of $413,000 in the six months ended June 30, 2012 which was the result of planned reductions in 2013 primarily attributable to the reduction in orders placed in the current year.

Accounts payable and accrued liabilities decreased by $26,000 in the six months ended June 30, 2013 compared to a decrease of $31,000 in 2012 principally due to the timing of payments as the Company continues to optimize its use of cash.

Non-cash items consist of depreciation and amortization, stock based compensation expense and the Company’s annual 401K matching stock contribution for the six months ended June 30, 2013 and 2012.

Net cash used in investing activities was $416,000 during the six months ended June 30, 2013 versus $181,000 last year. Capital expenditures for the six months ended June 30, 2013 and 2012 were $447,000 and $181,000, respectively. The expenditures in 2013 were primarily for the balance owed on new equipment purchased to enhance the Company’s thin film coating capabilities and the associated installation costs at the Northvale facility. The expenditures in 2012 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. The Company also sold surplus machinery during the six months ended June 30, 2013 and received net proceeds of $31,000.

Net cash used in financing activities during the six months ended June 30, 2013 totaled $74,000 compared to net cash provided of $500 in the comparable period in 2012. The increase in cash used in 2013 is mainly attributable to the principal payments made on the term loan with Valley National Bank that the Company entered into in the third quarter of 2012 to finance the acquisition of new equipment. The net cash provided in 2012 consisted primarily of proceeds from the exercise of stock options for $5,500, offset by principal payments on long term notes of $5,000.

Overall, the Company had a net decrease in cash and cash equivalents of $624,000 in the six months ended June 30, 2013 compared with a decrease of $277,000 in the corresponding period last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

__________

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: August 14, 2013

