Form 10-Q
period 2013-09-30
Inrad Optics, Inc.
filed 2013-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐`	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐       No         ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 14, 2013 was 12,046,003

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,649,559	$3,089,013
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2013 and 2012)	1,181,766	1,557,930
Inventories, net	3,328,190	3,596,646
Other current assets	130,115	158,742
Total current assets	7,289,630	8,402,331

Plant and equipment:
Plant and equipment, at cost	16,126,168	15,446,826
Less: Accumulated depreciation and amortization	(14,269,092)	(14,182,712)
Total plant and equipment	1,857,076	1,264,114

Precious Metals	474,960	474,960
Goodwill	311,572	311,572
Intangible Assets, net	378,401	437,324
Other Assets	34,838	534,838

Total Assets	$10,346,477	$11,425,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$150,200	$150,200
Accounts payable and accrued liabilities	904,582	813,705
Customer advances	107,641	297,251
Total current liabilities	1,162,423	1,261,156

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	757,376	869,135
Total liabilities	4,419,799	4,630,291

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,050,603 shares issued at September 30, 2013 and 11,881,724 issued at December 31, 2012	120,508	118,819
Capital in excess of par value	18,262,570	18,076,518
Accumulated deficit	(12,441,450)	(11,385,539)
	5,941,628	6,809,798
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	5,926,678	6,794,848

Total Liabilities and Shareholders’ Equity	$10,346,477	$11,425,139

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenue	$2,756,488	$2,903,740	$8,528,212	$8,624,869

Cost and expenses:
Cost of goods sold	2,206,529	2,287,493	6,971,423	6,700,833
Selling, general and administrative expenses	743,190	848,569	2,506,662	2,567,661
	2,949,719	3,136,062	9,478,085	9,268,494

Loss from operations	(193,231)	(232,322)	(949,873)	(643,625)

Other (expense) income:
Interest expense—net	(45,562)	(47,267)	(137,038)	(118,006)
Gain on sale of plant and equipment	—	—	31,000	—
	(45,562)	(47,267)	(106,038)	(118,006)

Net loss before income taxes	(238,793)	(279,589)	(1,055,911)	(761,631)

Income tax (provision) benefit	—	—	—	—

Net loss	$(238,793)	$(279,589)	$(1,055,911)	$(761,631)

Net loss per common share— basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.06)

Weighted average shares outstanding— basic and diluted	12,046,003	11,877,124	11,956,712	11,811,241

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net (loss)	$(1,055,911)	$(761,631)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	414,367	476,863
401K common stock contribution	80,922	151,775
(Gain) on sale of plant and equipment	(31,000)	—
Stock based compensation	106,819	153,604
Changes in operating assets and liabilities:
Accounts receivable	376,164	237,765
Inventories, net	268,456	(550,815)
Other current assets	28,627	11,079
Accounts payable and accrued liabilities	90,877	140,097
Customer advances	(189,610)	30,482
Total adjustments and changes	1,145,622	650,850
Net cash provided by (used in) operating activities	89,711	(110,781)

Cash flows from investing activities:
Capital expenditures	(448,406)	(267,956)
Down payment on purchase of equipment	—	(500,000)
Proceeds from sale of plant and equipment	31,000	—
Net cash (used in) investing activities	(417,406)	(767,956)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5,349
Proceeds from Term Note Payable	—	750,000
Principal payments on notes payable-other	(111,759)	(29,614)
Net cash (used in) provided by financing activities	(111,759)	725,735

Net (decrease) in cash and cash equivalents	(439,454)	(153,002)

Cash and cash equivalents at beginning of period	3,089,013	3,400,205

Cash and cash equivalents at end of period	$2,649,559	$3,247,203

Supplemental Disclosure of Cash Flow Information:
Interest paid	$144,000	$132,000
Income taxes paid	$2,000	$12,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$1,122	$1,267
Work in process, including manufactured parts and components	1,202	1,291
Finished goods	1,004	1,039
	$3,328	$3,597

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

For the three and nine months ended September 30, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the nine months ended September 30, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,432,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three and nine months ended September 30, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 969,021 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

For the three and nine months ended September 30, 2012, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 972,823 common stock equivalents related to outstanding options and grants, in each respective period. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each period which were anti-dilutive.

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

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)   Stock Option Expense

The Company's results of operations for the three months ended September 30, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $30,324 and $45,746, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $15,892 ($24,820 for 2012), and selling, general and administrative expenses in the amount of $14,432 ($20,926 for 2012).

The Company's results of operations for the nine months ended September 30, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $103,587 and $149,968, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $54,980 ($75,517 for 2012), and selling, general and administrative expenses in the amount of $48,527 ($74,451 for 2012).

As of September 30, 2013 and 2012, there were $117,908 and $245,160 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 0.75 years and 2.0 years, respectively.

There were 80,000 and 30,000 of stock options granted during the nine months ended September 30, 2013 and September 30, 2012, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Expected Dividend yield	—%	—%
Expected Volatility	98.1 - 110%	90.80%
Risk-free interest rate	1.9 - 2.1%	1.63%
Expected term	8 - 10 years	10 years

b)   Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2013:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	961,823	$1.00	6.7	$—
Granted	80,000.32
Exercised	—	—
Expired/Forfeited	(77,802)	.67
Outstanding at September 30, 2013	964,021	$.97	6.1	$—

Exercisable at September 30, 2013	720,622	$1.06	5.5	$—

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2013.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	298,678	$0.82
Granted	80,000	$0.28
Vested	(106,778)	$0.82
Forfeited	(28,501)	$0.86
Non-vested – September 30, 2013	243,399	$0.64

The total fair value of options vested during the nine months ended September 30, 2013 and 2012 was $87,099 and $113,000, respectively.

c)   Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the nine months ended September 30, 2013 and 2012.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended September 30, 2013 and 2012 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the nine months ended September 30, 2013 and 2012 include stock-based compensation expense for restricted stock unit grants totaling $3,636 and $3,636, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at September 30, 2013 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2013	10,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – September 30, 2013	5,000	$0.97

NOTE 3- STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2013, the Company issued 5,000 common shares on vesting of restricted stock awards. In April 2013, the Company issued an additional 163,879 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2012.

NOTE 4 – OTHER LONG TERM NOTES

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in new equipment. In 2012, the Company made a down-payment of $500,000 on the equipment and included the payment on the equipment in Other Assets at December 31, 2012. In March 2013, the Company made an installment payment in the amount of $242,500. During the second quarter of 2013, the installation of the equipment was completed and the final installment payment was made. The cost of the equipment including the down-payments and the associated installation costs were capitalized in the second quarter of 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$589	$694
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$318	$325
	907	1,019
Less current portion	(150)	(150)
Long-term debt, excluding current portion	$757	$869

NOTE 5 – WORKFORCE REDUCTION

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $112,000 and $29,000 were expensed in the first and second quarters and offset payroll savings of approximately $45,000 and $175,000 respectively. Accrued severance payments were $39,000, $71,000 and $31,000 in the first, second and third quarters of 2013, respectively.
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

Revenue

Sales for the three months ended September 30, 2013 were $2,756,000, a decrease of 5.1%, compared to $2,904,000 for the three months ended September 30, 2012. Sales for the nine months ended September 30, 2013 were $8,528,000, a slight decrease from $8,625,000 for the nine months ended September 30, 2012. Sales in the Optical Components category increased 6.1% for the nine months ended September 30, 2013 compared with the prior year. Sales of Laser Systems Devices and Instrumentation category decreased 11.1% over the same period.

Shipments to customers in the universities & national laboratories market increased in the year to date period compared to the same period in 2012. This was offset by decreased shipments in the process control & metrology markets, the laser systems market and the defense/aerospace market which was spread across most of the Company’s existing customers in those markets with the exception of a few customers that recorded sales increases.

The Company’s top five customers represented 35.0% of total sales in the nine month period ended September 30, 2013, down from 45.5% in the same period in 2012. There were no individual customers that represented more than 10% of total sales for the nine months ended September 30, 2013.  There were two customers with sales representing more than 10% of total sales last year.

New orders during the first nine months of 2013 decreased to $7.4 million compared to $9.0 million last year as orders from aerospace and defense and government entities continued to be slow reflecting the ongoing uncertainty in U.S. defense funding.

Order backlog was $4.6 million at September 30, 2013, compared to $5.9 million at December 31, 2012 and $5.3 million at September 30, 2012.

Cost of Goods Sold

Cost of goods sold was $2,207,000 for the three months ended September 30, 2013 compared to $2,287,000 in the same quarter in 2012, a decrease of $80,000 or 3.5%.  For the nine months ended September 30, 2013, cost of goods sold increased by $270,000 or 4.0% to $6,971,000 compared to $6,701,000 in 2012.

As a percentage of sales, cost of goods sold for the three months ended September 30, 2013 increased to 80.0% compared to 78.8% in 2012.    For the nine months ended September 30, 2013, cost of goods sold as a percentage of sales was 81.7% compared to 77.7% in 2012.

For the three months ended September 30, 2013, manufacturing wages and salaries, including related fringe benefits, decreased by 9.7%, compared to the same period last year, and was partially offset by an increase in material costs of 2.6% as a result of the shift in our historical customer mix discussed above.  For the nine months ended September 30, 2013, manufacturing wages and salaries, including related fringe benefits, increased by 1.5%, compared to the same period last year, while material costs decreased by 7.7%

The impact of the Company’s work force reduction in March and April, 2013 had a net positive impact over the nine months ended September 30, 2013.  Severance costs included in cost of goods sold were $66,000 in the nine months ended September 30, 2013.  These costs were offset by associated payroll savings which amounted to approximately $242,000 during the nine month period. The Company is continuing to assess a number of other key operational improvement opportunities.

Gross margin decreased for the three and nine month period ended September 30, 2013 as a net result of the factors discussed above.  Gross margin in the third quarter of 2013 was $550,000 or 20.0% versus $616,000 or 21.2% in 2012.  For the nine months ended September 30, 2013, gross margin decreased to $1,577,000 or 18.3% compared with $1,924,000 or 22.3% in the comparable period in last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2013 amounted to $743,000 or 27.0% of sales and $2,507,000 or 29.4% of sales, respectively, compared to $849,000 or 29.2% of sales and $2,568,000 or 29.8% of sales, respectively, for the same periods in 2012.  For the nine months ended September 30, 2013, SG&A expenses included approximately $75,000 in severance costs related to the workforce reduction discussed in Note 5 to the Condensed Consolidated Financial Statements. Associated payroll savings from the workforce reduction was $154,000 during the nine months ended September 30, 2013.

(Loss) from Operations

The Company had an operating loss of $193,000 in the three months ended September 30, 2013 compared with an operating loss of $232,000 in the three months ended September 30, 2012.  For the nine months ended September 30, 2013, the Company had an operating loss of $950,000 compared with an operating loss of $644,000 in the same period last year.  The operating losses in 2013 and 2012 primarily reflect the impact of the reduced level of sales on the Company’s relatively fixed cost structure.

Other Income and Expense

For the three months ended September 30, 2013, net interest expense was $46,000, compared with $47,000 in 2012.  For the nine months ended September 30, 2013, net interest expense was $137,000, up from $118,000 in 2012.

Interest expense for the three months ended September 30, 2013 decreased to $48,000 compared to $50,000 in the same period in 2012. Interest expense for the nine months ended September 30, 2013 and 2012 was $144,000 and $132,000, respectively. The increase in the nine months period is mainly attributable to the addition of a term note with Valley National Bank in the third quarter of 2012.

Interest income during the three and nine months ended September 30, 2013 was $2,000 and $7,000, respectively, compared with $3,000 and $14,000, respectively, in the comparable periods in 2012, and results from lower average cash balances in interest bearing accounts over the comparable periods.

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

For the three and nine months ended September 30, 2013 and 2012, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012 as well as the nine months ended September 30, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2013, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,432,000. As a result, the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net (Loss)

For the three and nine months ended September 30, 2013, the Company had a net loss of $239,000 and $1,056,000, respectively, compared to a net loss of $280,000 and $762,000, respectively, for the same periods in 2012.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for the payment of accrued and current interest on convertible debt, the servicing of long term debt and for capital expenditures.

As of September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $2,650,000 and $3,089,000, respectively.

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

On July 31, 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2015 from April 1, 2013. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expire on April 1, 2018. The Company paid current interest of $37,500 in each quarter during the nine months ended September 30, 2013 and 2012. The Company expects to make interest payments of $37,500 in the fourth quarter of 2013 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)

Net cash provided by (used in) operating activities	$90	$(111)
Net cash (used in) investing activities	(417)	(768)
Net cash (used in) provided by financing activities	(112)	726
Net (decrease) in cash and cash equivalents	$(439)	$(153)

Net cash provided by operating activities was $90,000 for the nine months ended September 30, 2013 compared to net cash used of $111,000 in 2012.  The increase in net cash from operating activities in the first nine months of 2013 compared to 2012 resulted primarily from the timing of working capital improvements offset by the higher net loss generated in the current period.

Accounts receivables decreased by $376,000 at September 30, 2013 compared to a decrease of $238,000 last year.  The decrease was mainly the result of the timing of shipments and the collection of balances during the nine months ended September 30, 2013 compared to the prior year.

Inventory balances decreased by $268,000 in the nine months ended September 30, 2013 compared to an increase of $550,000 in the nine months ended September 30, 2012 which was the result of planned reductions in 2013 primarily attributable to the reduction in orders placed in the current year.

Accounts payable and accrued liabilities increased by $91,000 in the nine months ended September 30, 2013 compared to an increase of $140,000 in 2012 principally due to the timing of payments.
Non-cash items consist of depreciation and amortization, stock based compensation expense and the Company’s annual 401K matching stock contribution for the nine months ended September 30, 2013 and 2012.

Net cash used in investing activities was $417,000 during the nine months ended September 30, 2013 versus $768,000 last year.  Capital expenditures for the nine months ended June 30, 2013 and 2012 were $448,000 and $268,000, respectively.  The expenditures in 2013 were primarily for the balance owed on new equipment purchased to enhance the Company’s thin film coating capabilities and the associated installation costs at the Northvale facility.  The expenditures in 2012 were primarily incurred to refurbish operating facilities and to purchase manufacturing equipment.  The Company also sold surplus machinery during the nine months ended September 30, 2013 and received net proceeds of $31,000.  The net cash used in investing activities in 2012 also included a $500,000 down-payment on new equipment being acquired to enhance the Company’s thin film coating capabilities and was included in Other Assets at September 30, 2012.

Net cash used in financing activities during the nine months ended September 30, 2013 totaled $112,000 compared to net cash provided of $726,000 in the comparable period in 2012. The net cash used in 2013 is mainly attributable to the principal payments made on the term loan with Valley National Bank that the Company entered into in the third quarter of 2012 to finance the acquisition of new equipment. The net cash provided in 2012 consisted of $750,000 of proceeds from the term loan with Valley National Bank that the Company received in the third quarter of 2012 and the proceeds from the exercise of stock options for $5,000, offset by principal payments on long term notes of $29,000.

Overall, the Company had a net decrease in cash and cash equivalents of $439,000 in the nine months ended September 30, 2013 compared with a decrease of $153,000 in the corresponding period last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.     Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September   30, 2013 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

101
The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

__________

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

Date: November 14, 2013

