Form 10-K
period 2013-12-31
Inrad Optics, Inc.
filed 2014-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,659,539 (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 28, 2014 – 12,051,003 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on 10-K.

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

The Company is a vertically integrated manufacturer specializing in crystal-based optical components and devices, custom optical components from both glass and metal, and precision optical and opto-mechanical assemblies. Manufacturing capabilities include solution and high temperature crystal growth, extensive optical fabrication capabilities, including precision diamond turning and the ability to handle large substrates, optical coatings and provide in-process metrology.

Inrad Optics’ customers include leading corporations in the defense, aerospace, laser systems, process control and metrology sectors of the photonics industry, as well as the U.S. Government, National Laboratories and universities worldwide.

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northwest of New York City, and in a 25,000 square foot building located in Sarasota, FL. The headquarters of the Company are located in the Northvale facility. In November 2013, the Company announced plans to relocate all of the operations from the Sarasota facility to the New Jersey facility. The Company anticipates being out of that facility by March 31, 2014 when the operations in Sarasota will be fully transferred.

The products produced by Inrad Optics, Inc. fall into two main categories: Optical Components and Laser Devices and Instrumentation.

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

The Laser Devices and Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s net sales by product categories during the past three years. Laser Devices and Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2013		2012		2011
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,628	76.8	$8,758	76.7	$11,812	89.6
Laser Devices and Instrumentation	2,608	23.2	2,646	23.3	1,365	10.4
Total	$11,236	100.0	$11,404	100.0	$13,177	100.0

Products Manufactured by the Company

Optical Components

a)	Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for Inrad Optics and is addressed in the marketplace by each of the product groups - Crystals and Devices, Custom Optics and Metal Optics.

The Custom Optics product line focuses on products manufactured to specific customer requirements. It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for the military, aerospace, industrial and medical marketplace. Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, quartz, germanium, zinc selenide, zinc sulfide, magnesium fluoride and silicon. Components consist of mirrors, lenses, prisms, wave plates, polarizing optics, monochromators, x-ray mirrors, and cavity optics for lasers.

Most optical components and sub-assemblies require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect, or transmit specific wavelengths. The Custom Optics optical coating specialties include high laser damage resistance, polarizing, highly reflective, anti-reflective, infra-red, and coating to complex multi-wavelength requirements on a wide range of substrate materials. Coating deposition process technologies employed included electron beam, thermal, ion and plasma assisted deposition systems.

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision CNC and diamond machining, polishing, plating of aluminum, AlBeMet™, beryllium and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies. Plating specialties include void-free gold and electroless nickel.

b)	UV Filter Optical Components

This product line consists of crystals and crystal devices including UV filter materials of both patented and proprietary materials with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors. Such materials include nickel sulfate and other proprietary materials.

Laser Devices and Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments. In addition to the filter materials consumed by the UV Filter Optical components described above, current materials produced include Beta Barium Borate (BBO), Lithium Niobate, Zinc Germanium DiPhosphide, Potassium Dihydrogen Phosphate and Potassium Dideuterium Phosphate. Applications for these materials include defense, homeland security, surgical lasers, and industrial processing lasers. The Crystals and Devices team is also engaged in ongoing R & D efforts to develop new materials for evolving applications and offers contract growth of crystalline materials to customer specifications. Some of the major products produced for the photonics marketplace include:

a)	Crystal Components

The Company grows and fabricates electro-optic and nonlinear crystal devices for altering the intensity, polarization or wavelength of a laser beam. Other crystal components, produced as part of the Crystals and Devices product line, are used in laser research and in commercial laser systems.

b)	Pockels Cells and Drivers

A line of Pockels cells and associated electronics is manufactured for sale in multiple market sectors. Pockels cells are devices that include one or more crystal components and are used in applications that require fast switching of the polarization direction of a beam of light. These uses include Q-switching of laser cavities to generate pulsed laser light, coupling light into and out from regenerative amplifiers, and light intensity modulation. These devices are sold to medical and industrial laser original equipment manufacturers, research institutes and laser system design engineers.

Sales by Market

The photonics industry serves a very broad, fragmented and expanding set of markets. As technologies are discovered, developed and commercialized, the applications for photonic systems and devices, and the components embedded within those devices, grow across traditional market boundaries. While a significant part of the Company’s business remains firmly in the defense and aerospace markets, other markets served include the OEM medical and industrial laser market, and the OEM metrology and process control market, university research institutes and national labs worldwide. Scanning, detection and imaging technologies for homeland security and health care markets are beginning to provide opportunities for the Company and these new sectors are expected to account for future growth and demand for our products and capabilities.

In 2013, 2012 and 2011 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2013		2012		2011
Market (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Defense/Aerospace	$4,520	40.2	$5,089	44.6	$6,734	51.1
Process control & metrology	2,664	23.7	3,484	30.5	4,752	36.1
Laser systems	2,988	26.6	2,421	21.2	1,255	9.5
Universities & national laboratories	1,064	9.5	410	3.7	436	3.3
Total	$11,236	100.0	$11,404	100.0	$13,177	100.0

Defense and Aerospace

This market consists of sales to OEM defense electro-optical systems and subsystems manufacturers, manufacturers of non-military satellite-based electro-optical systems and subsystems, and direct sales to governments where the products have the same end-use.

End-use applications for the Company’s products in the defense and aerospace sector include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft. The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.

Defense/Aerospace sector sales represented approximately 40.2%, 44.6% and 51.1% of sales in 2013, 2012 and 2011. Despite the decrease in sales over the past three years, the Company believes that the defense and aerospace sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This market consists of customers who are manufacturers of capital equipment used in manufacturing process implementation and control, optics-based metrology, quality assurance and inventory and product control equipment. Examples of applications for such equipment include semiconductor fabrication and testing and inventory management and distribution control.

Sales in the Process Control and Metrology market decreased in 2013 and 2012, as a percentage of total sales and actual sales, compared to 2011. The total amount of sales in 2013 was comparable to sales in 2010. The decrease correlates with the decline in business activity experienced by the semiconductor market, as a whole. The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochromators.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as, representing related markets that are not currently large enough to list individually. While sales to our OEM customers remained fairly constant, sales to customers in other smaller markets increased in 2013.

Universities and National Laboratories

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that market. Sales to customers within the University and National Laboratories market sector consist primarily of the Company’s legacy systems, Pockels cells and related repairs. Sales in 2013 increased by approximately 160% over 2012, primarily the result of increased demand from one large customer. Sales for 2012 compared to 2011 were relatively unchanged and the total dollar amount from sales to this market remained relatively stable over the past two years and is dependent on research projects and the availability of funding for such projects.

Major Customers

Historically, the Company’s sales have been concentrated within a small number of customers, although the top customers have varied from year to year. In 2013, the Company had sales to three major customers which accounted for 9.4%, 8.2% and 7.3% of sales, respectively. One customer is a domestic manufacturer of medical laser systems. The two other major customers in 2013 are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for the U.S. and foreign governments. In 2012, the top three customers represented 11.2%, 10.7% and 8.6% of sales, respectively. In 2011, the top three customers represented 20.9%, 15.4% and 10.8% of sales, respectively.

Sales to the Company’s top five customers represented approximately 37.7%, 43.1% and 58.1% of sales, in 2013, 2012 and 2011, respectively. These customers are all OEM manufacturers either within the defense, process control and metrology or laser systems sector. The concentration of sales within a small number of customers presents the risk that the loss of any of these customers could have a significant negative impact on the Company.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, Asia and Japan and amounted to approximately 14.5%, 14.3%, and 22.8% of product sales in 2013, 2012 and 2011, respectively.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time. In such cases, the Company negotiates to obtain firm price commitments, as well as, cash advances from its suppliers for the purchase of the materials necessary to fulfill the order.

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

Backlog

The Company’s order backlog at December 31, 2013 was $4,357,000. The Company’s order backlog as of December 31, 2012 and 2011 was $5,898,000 and $5,021,000, respectively.

We anticipate shipping a majority of the present backlog during fiscal year 2014. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

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

Competition for the Company’s crystal devices and instrumentation is more limited and the Company’s laser devices are considered to be high quality and generally offer a combination of features not available elsewhere. As a result of the Company’s in-house crystal growth capability, this area of the business is highly vertically integrated, providing a competitive advantage over other suppliers.

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

Employees

As of the close of business on March 28, 2014, the Company had 71 full-time employees.

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

International Traffic in Arms Regulations (“ITAR”) governs much of the Company’s domestic defense sector business, and the Company is capable of handling its customers’ technical information under these regulations. Inrad Optics, Inc. is registered with the Directorate of Defense Trade Controls, and utilizes a supplier base of similarly registered companies.

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

a)	The Company has incurred a net loss for four of the past five years

The Company has historically incurred substantial net losses. We had a net loss of $1.6 million, and $1.4 million for the fiscal years ended December 31, 2013 and 2012, respectively. We expect our losses to continue in the near term. These losses have had an adverse effect on our working capital, total assets and stockholders’ equity. We are uable to predict when we will become profitable and the inability to achieve and sustain profitability would negatively affect our business, financial condition, results of operations and cash flows.

b)	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $3.2 million, as well as, to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

c)	The Company has exposure to Government Markets

Sales to customers in the defense industry represent a significant part of our business. These customers in turn generally contract with government agencies. Most governmental programs are subject to funding approval through congressional appropriations which can be modified or terminated without warning upon the determination of a legislative or administrative body. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government such as the Budget Control Act of 2011 which significantly reduced appropriations below forecasted levels for most federal agencies, including the Department of Defense. In addition, the 2015 Presidential Budget includes reductions in spending for the defense department. It is difficult to assess how this will impact our defense industry customers and the business we do with them, in the future. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2013, five customer accounts represented approximately 38% of total revenues although none of these customers accounted for more than 10% of revenues in 2013. Since we are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, the relative size and identity of our largest customers change somewhat from year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

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

h)	Many of the Company’s customers are in cyclical industries

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

None

Item 2.	Properties

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey and in a 25,000 square foot building located in Sarasota, Florida. The headquarters of the Company are in its Northvale facility. The lease for the Northvale facility expired on October 31, 2013 and the Company is currently in negotiations for a new lease for this facility on more favorable terms. The Company continues to occupy the facility under the terms of the expired lease paying a reduced amount of monthly rent that includes all real estate taxes, maintenance and operating costs.

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics Inc., (DBA Inrad Optics) has its manufacturing operations in a leased facility located in the Sarasota, Florida pursuant to a net lease that expired on August 31, 2013. The Company announced plans in 2013 to relocate this operation into the Northvale, New Jersey facility and continues to occupy the facility under the terms of the expired lease, on a month to month basis, at the same amount of rent which includes real estate taxes, maintenance and operating costs. The Company expects to vacate the facility by March 31, 2014 when the operations in Sarasota have been fully consolidated within the Northvale facility.

We believe that our existing facilities are adequate to meet current and future projected production needs.

Item 3.	Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)	Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol INRD. Prior to the name change in 2012, the Company’s Common Stock traded under the symbol PHPG.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2012 through the quarter ended December 31, 2013, as reported by the National Association of Securities Dealers NASDAQ System. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2013	$.25	$.15

Quarter ended September 30, 2013	.31	.12

Quarter ended June 30, 2013	.30	.20

Quarter ended March 31, 2013	.60	.22

Quarter ended December 31, 2012	.42	.19

Quarter ended September 30, 2012	.70	.38

Quarter ended June 30, 2012	95	.30

Quarter ended March 31, 2012	1.00	.89

As of March 28, 2014 the Company’s closing stock price was $0.35 per share.

b)	Shareholders

As of March 28, 2014, there were approximately 136 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 346 beneficial shareholders.

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

e)	Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

2000 Equity Compensation Program approved by shareholders	474,923	$1.12	—

2010 Equity Compensation Program approved by shareholders	504,098	$0.81	3,495,902

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2013	2012	2011	2010	2009

Revenues	$11,235,654	$11,403,827	$13,177,194	$11,054,178	$11,051,127

Net (loss) income	(1,649,961)	(1,420,833)	164,746	(733,813)	(2,799,992)

Earnings per share

Basic (loss) earnings per share	(0.14)	(0.12)	0.01	(0.06)	(0.25)
Diluted (loss) earnings per share	(0.14)	(0.12)	0.01	(0.06)	(0.25)

Weighted average shares
Basic	11,975,900	11,825,583	11,658,891	11,522,297	11,331,258
Diluted	11,975,900	11,825,583	11,753,669	11,522,297	11,331,258

Common stock dividends on Preferred shares		—	—	—	—
Total assets	9,848,055	11,425,139	11,838,003	12,621,803	12,610,740
Long-term obligations	3,212,868	3,369,135	2,825,633	3,960,874	3,819,946
Shareholders’ equity	5,363,840	6,794,848	7,857,995	7,373,752	7,777,715

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements

Results of Operations

The following table summarizes the Company’s product sales by product categories during the past three years:

	Years Ended December 31,
	2013		2012		2011
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,628	76.8	$8,758	76.7	$11,812	89.6
Laser Devices and Instrumentation	2,608	23.2	2,646	23.3	1,365	10.4
Total	$11,236	100.0	$11,404	100.0	$13,177	100.0

The following table provides information on the Company’s sales to its major business sectors during the past three years:

	Years Ended December 31,
	2013		2012		2011
Market (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Defense/Aerospace	$4,520	40.2	$5,089	44.6	$6,734	51.1
Process control and metrology	2,664	23.7	3,484	30.5	4,752	36.1
Laser systems	2,988	26.6	2,421	21.2	1,255	9.5
Universities and national laboratories	1,064	9.5	410	3.7	436	3.3
Total	$11,236	100.0	$11,404	100.0	$13,177	100.0

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2013	2012	2011
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	85.1%	78.2%	73.0%
Gross profit margin	14.9%	21.8%	27.0%
Selling, general and administrative expenses	28.2%	29.3%	24.7%
Operating (loss) income	(13.3)%	(7.4)%	2.3%
Net (loss) income	(14.7)%	(12.5)%	1.3%

Revenues

The consolidated revenue for all business operations was $11,236,000 in 2013, a decrease of 1.5% compared to $11,404,000 in 2012.

By product category, the net decrease in 2013 consisted of a decrease of 1.5% or $130,000 in shipments of optical components and a decrease of 1.4% or $38,000 in laser systems devices and instrumentation compared to the prior year.

Lower sales from customers in the defense and aerospace, and process control and metrology markets was offset by an increase in shipments to customers in the laser systems market and the university and national laboratories market compared with 2012.

The defense and aerospace market declined 11.2% to $4,520,000 compared to $5,089,000 in 2012. This decline reflects the ongoing flow through impact that the economic downturn has had on our customers spending patterns, driven by changes in government defense spending on the products or systems supplied by our customers.

Sales in the process control and metrology market decreased in 2013 by 23.5% to $2,664,000 compared to $3,484,000 in 2012. The decrease was the result of lower orders or the delay in receiving orders from several larger customers compared to 2012. The decline in sales in 2012 compared to 2011 was mainly the result of lower orders from one larger customer whose systems containing our products resulting in a decrease of approximately $1,750,000 or 81%.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories. Sales to this market were $1,473,000 in 2013 and $1,471,000 and $539,000 in 2012 and 2011, respectively. Overall, sales of laser devices and related products represented 26.6% of sales in 2013 and 21.2% and 9.5% of total sales in 2012 and 2011, respectively.

Sales to customers within the university and national laboratories market sector increased in 2013 to $1,064,000 compared to $410,000 in 2012 mainly as a result of an increase in customer orders from a catalogue distributor that sells our products in this market.

In 2012, the Company’s overall revenues decreased 13.5% compared to 2011 as the decrease sales of optical components of 25.9% was offset by an increase in sales of laser system devices and instrumentation that were almost double their sales in 2011. Sales to the defense and aerospace market of $5,089,000 in 2012 declined 24.4% from sales of $6,734,000 in 2011 while sales to the process control and metrology market also decreased by 26.7% to $3,484,000 in 2012 from $4,752,000 in 2011. These declines were partially offset by an increase to the overall the market for laser systems and related products which increased in 2012 to $2,421,000 from $1,255,000 in 2011.

In 2012, sales to university and national laboratories decreased to $410,000 compared to $436,000 in 2011. Although the results as a percentage of total sales vary slightly from year to year, the total dollar amount remained relatively unchanged over the past three years and is dependent on research projects and the availability of funding for such projects.

Bookings

The Company booked new orders totaling $9.8 million in 2013, a decrease of 20.3% from $12.3 million in 2012 as orders from aerospace and defense and government entities continued to be slow reflecting the ongoing reduction for certain U.S defense spending.

The Company booked new orders totaling $12.3 million in 2012, a decrease of 4.7% from $12.9 million in 2011. The decrease reflected the net effect of a decline in process control and metrology bookings. This was mostly offset by increases in both defense and aerospace, and laser systems bookings.

The Company’s backlog as of December 31, 2013 also showed a decrease of approximately 25% to $4.4 million from $5.9 million as of December 31, 2012 and 12% from $5.0 million as of December 31, 2011.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 85.1% and 78.2% for the years ended December 31, 2013 and 2012, respectively. In 2013, cost of goods sold was $9,561,000 and included restructuring costs of $313,000, which are described in Note 16 of the Consolidated Financial Statements, related to the closing of the Sarasota, FL facility and the associated relocation of the operations to the Northvale, NJ facility.

The increase in the cost of goods sold in 2013, was mainly due to restructuring costs and an increase in the overhead cost component of product shipped, partially offset by a decrease in material costs that was mainly due to the mix of products sold in 2013. Manufacturing wages and salaries and related fringe benefit expenses were relatively unchanged in 2013 compared to 2012.

In 2012, cost of goods sold was $8,914,000 or 78.2% of sales compared to $9,615,000 or 73.9% in 2011, reflecting the impact of a sales decrease in 2012 of 13.5%. However, the decrease in cost of goods sold was at a slower rate than sales due to the relatively fixed nature of the Company’s overhead expenses.

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

Gross margin in 2013 was $1,675,000 or 14.9% which is a decrease from 2012 from $2,490,000 or 21.8%. This compares with a gross margin of $3,562,000 or 27% or approximately $1,773,000 in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $3,173,000 in 2013, a decrease of $166,000 or 5% from 2012. The decrease reflects the impact of the workforce reduction in 2013 and the absence of marketing costs incurred in 2012 associated with the Company’s name change and re-branding. As a percentage of sales, SG&A also decreased to 28.2% of sales in 2013 compared to 29.3% in 2012.

Selling, general and administrative expenses were $3,339,000 in 2012, up $84,000 or 2.6% from 2011. This reflects additional marketing costs associated with the Company’s name change and re-branding in early 2012. As a percentage of sales, SG&A expenses increased to 29.3% of 2012 sales compared to 24.7% of sales in 2011 as a result of the name change, as well as the impact of lower sales and fixed SG&A expenses.

Operating (Loss) Income

In 2013, the Company had an operating loss $1,497,000 compared to $849,000 last year which primarily reflects the impact of lower sales and the additional expenses related to accrued restructuring costs in 2013. In 2012, the Company had an operating loss of $849,000 compared to operating income of $307,000 in 2011 which primarily reflects the decrease in sales volumes in 2012 from customers that experienced a large decline in demand for our products.

Other Income and Expenses

Net interest expense of $189,000 in 2013 increased 15.3% from $164,000 in 2012. Interest expense was $194,000 in 2013 compared to $181,000 in 2012 mainly due to the full year impact of the term loan payable entered into with Valley National Bank in July 2012 and normal debt repayments. Interest income for 2013 decreased to $8,000 from $16,000 in 2012 mainly as a result of changes in short term cash balances.

In 2013, the Company sold and disposed of surplus equipment and recorded a gain of $32,960.

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

Income Taxes

In 2013, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

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

Net (Loss) Income

In 2013, the Company recorded a net loss of $1,650,000 compared to a net loss of $1,421,000 in 2012 mainly as a result of the impact of certain overhead costs included in cost of goods sold described above. In 2012, the Company recorded a net loss of $1,421,000 in 2012 compared to net income of $165,000 in 2011 primarily as a result of lower sales volumes and its impact on the relatively fixed cost structure of the Company and a deferred tax asset write-off of $408,000.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. Other sources of liquidity include the proceeds received from term notes. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents of $2,451,000 and $3,089,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. During 2012, the Company made a down-payment of $500,000 on the equipment which was included with Other Assets at December 31, 2012. The balance of the purchase price of $325,000 was paid in 2013 when the equipment was placed in service. The full amount of the asset is included in Machinery and Equipment at December 31, 2013.

In 2012, proceeds from the exercise of 10,700 stock options and issuance of 5,000 common shares totaled $5,349.

In July 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were extended to April 1, 2015 from April 1, 2013. The remaining terms and conditions of the notes were unchanged. These notes were previously issued on April 1, 2009 and had a maturity date of April 1, 2011 which was extended to April 1, 2013. The notes bear interest at 6%. Interest accrues yearly, is payable on maturity and unpaid interest along with principal may be converted into securities of the Company as follows: The notes are convertible in the aggregate into 1,500,000 Units and 1,000,000 Units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and has an expiration date of April 1, 2016. Clarex is a significant shareholder of the Company.

The Company paid $150,000 of current interest on the two notes during 2013 and 2012, respectively. During 2011, the Company paid a total of $1,125,000 of accrued interest and $150,000 of current interest on the notes.

The Company expects to make quarterly interest payments of $37,500 through the maturity dates of the notes.

The Company had capital expenditures in 2013 of $456,000 that consists of the remaining balance payment for the new thin film coating equipment of $325,000 and other expenditures to the operating facilities and the purchase of new or replacement manufacturing equipment.

In 2012, the Company made a $500,000 deposit on new equipment in 2012 shown within Other Assets on the Consolidated Balance Sheets at December 31, 2012, and had capital expenditures of $293,000 primarily to refurbish operating facilities, purchase new or replacement manufacturing equipment and re-design the Company website.

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

In 2013, cash decreased by $638,000 compared to a decrease of $311,000 in 2012. In 2011, cash decreased by $965,000.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years ended December 31,
	2013	2012	2011

Net cash (used in) provided by operations	$(70)	$(208)	$(358)

Net Proceeds from issuance of common stock, exercise of stock options and warrants	—	5	18

Capital Expenditures & down payment on equipment	(456)	(793)	(304)

Precious Metals	—	—	(318)

Proceeds on sale or disposal of plant and equipment	38	—	6

Principal proceeds from term note payable	—	750	—

Principal payments on debt obligations	(150)	(66)	(9)

Overview of Financial Condition

As shown in the accompanying financial statements, the Company recorded a net loss of $1,650,000 compared to a net loss of $1,421,000 in 2012 and net income of $165,000 in 2011. The net loss in 2012 included a non-cash deferred tax provision of $408,000 from an increase to the valuation allowance. During 2013, the Company’s working capital requirements were provided by cash from operation and available cash balances. During 2012, the Company’s working capital requirements were provided by cash from operations, available cash balances and proceeds from a bank term note payable. During 2011, the Company’s working capital requirements were provided by cash from operations and available cash balances.

In 2013, net cash used by operations was $70,000 compared to net cash used by operations of $208,000 in 2012. The decrease was primarily the result of a decrease in inventory (excluding reserve) and an increase in accounts payable and accrued expenses, offset primarily by a decrease in customer advances and an increase in the net loss generated in 2013 compared to 2012.

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

The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2014.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2013 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable	$2,500	$—	$2,500	$—	$—
Notes payable-other, including interest	1,055	190	501	46	318
Total contractual cash obligations	$3,555	$190	$3,001	$46	$318

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2013and 2012

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 23 of the Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2013 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013 In making this assessment, management used the original framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

(a) (3) Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Subordinated Convertible Promissory Note dated April 1, 2009 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)
4.3	Subordinated Convertible Promissory Note dated April 1, 2009 held by Welland, Ltd. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)
4.4	Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd. (which will supersede document 4.10) (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)
4.5	Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd. (which will supersede document 4.10) (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on March 31, 2011)
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1	Consent of Baker Tilly Virchow Krause, LLP Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 31, 2014
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	March 31, 2014
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 31, 2014
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	March 31, 2014
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 31, 2014
Amy Eskilson	and Director

/s/ William J. Foote	Chief Financial Officer, Secretary,	March 31, 2014
William J. Foote	Treasurer and Principal Accounting Officer

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrad Optics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Baker Tilly Virchow Krause, LLP

New York, New York

March 31, 2014

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,451,263	$3,089,013
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2013 and 2012)	1,236,958	1,557,930
Inventories, net	3,129,855	3,596,646
Other current assets	144,581	158,742
Total Current Assets	6,962,657	8,402,331
Plant and Equipment:
Plant and equipment at cost	15,638,759	15,446,826
Less: Accumulated depreciation and amortization	(13,931,775)	(14,182,712)
Total plant and equipment	1,706,984	1,264,114
Precious Metals	474,960	474,960
Deferred Income Taxes	—	—
Goodwill	311,572	311,572
Intangible Assets, net of accumulated amortization	358,760	437,324
Other Assets	33,122	534,838
Total Assets	$9,848,055	$11,425,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term notes payable -other	$156,600	$150,200
Accounts payable and accrued liabilities	967,963	813,705
Customer advances	146,784	297,251
Total Current Liabilities	1,271,347	1,261,156

Related Party Convertible Notes Payable	2,500,000	2,500,000

Long Term Notes Payable, net of current portion	712,868	869,135
Total Liabilities	4,484,215	4,630,291

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares 12,050,603 issued at December 31, 2013 and 11,881,724 issued at December 31, 2012	120,508	118,819
Capital in excess of par value	18,293,782	18,076,518
Accumulated deficit	(13,035,500)	(11,385,539)
	5,378,790	6,809,798

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	5,363,840	6,794,848
Total Liabilities and Shareholders’ Equity	$9,848,055	$11,425,139

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues
Net sales	$11,235,654	$11,403,827	$13,177,194

Cost and expenses
Cost of goods sold	9,247,515	8,913,178	9,614,875
Restructuring costs	312,778	—	—
Selling, general and administrative expense	3,172,512	3,339,365	3,255,073
	12,732,805	12,252,543	12,869,948

Operating (loss) income	(1,497,151)	(848,716)	307,246

Other income (expense), net
Interest expense, net	(185,770)	(164,117)	(130,497)
Gain (loss) on sale or disposal of plant and equipment	32,960	—	(1,003)
	(152,810)	(164,117)	(131,500)

(Loss) income before income taxes	(1,649,961)	(1,012,833)	175,746

Income tax provision	—	408,000	11,000

Net (loss) income	$(1,649,961)	$(1,420,833)	$164,746

Net (loss) income per share - basic	$(0.14)	$(0.12)	$0.01

Net (loss) income per share - diluted	$(0.14)	$(0.12)	$0.01

Weighted average shares outstanding - basic	11,975,900	11,825,583	11,658,891

Weighted average shares outstanding – diluted	11,975,900	11,825,583	11,753,669

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2011	11,562,656	$115,626	$17,402,528	$(10,129,452)	$(14,950)	$7,373,752

401K contribution	124,669	1,249	128,749	—	—	129,998

Common stock issued on exercise of options	20,000	200	18,800	—	—	19,000

Common stock issued on vesting of stock grants	6,239	62	(802)	—	—	(740)

Stock-based compensation expense	—	—	171,239	—	—	171,239

Net income for the year	—	—	—	164,746	—	164,746

Balance, December 31, 2011	11,713,564	117,137	17,720,514	(9,964,706)	(14,950)	7,857,995

401K contribution	152,460	1,525	150,250	—	—	151,775

Common stock issued on exercise of options	10,700	107	5,242	—	—	5,349

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	200,562	—	—	200,562

Net loss for the year	—	—	—	(1,420,833)	—	(1,420,833)

Balance, December 31, 2012	11,881,724	118,819	18,076,518	(11,385,539)	(14,950)	6,794,848

401K contribution	163,879	1,639	79,283	—	—	80,922

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	138,031	—	—	138,031

Net loss for the year	—	—	—	(1,649,961)	—	(1,649,961)

Balance, December 31, 2013	12,050,603	$120,508	$18,293,782	$(13,035,500)	$(14,950)	$5,363,840

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,649,961)	$(1,420,833)	$164,746

Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	586,636	650,170	835,788
401K common stock contribution	80,922	151,775	129,998
Deferred income taxes	—	408,000	—
(Gain) loss on sale or disposal of plant and equipment	(32,960)	—	1,003
Stock-based compensation expense	138,031	200,562	171,239
Change in inventory reserve	161,311	194,695	55,174

Changes in operating assets and liabilities:
Accounts receivable	320,972	494,957	171,705
Inventories	305,480	(881,821)	(573,818)
Other current assets	14,161	26,556	(66,055)
Other assets	1,716	1,718	10,679
Accounts payable and accrued liabilities	154,258	(64,052)	41,567
Customer advances	(150,467)	30,433	(175,169)
Accrued interest on Related Party Convertible Note Payable	—	—	(1,125,000)
Total adjustments	1,580,060	1,212,993	(522,889)
Net cash (used in) operating activities	(69,901)	(207,840)	(358,143)

Cash flows from investing activities:
Purchase of plant and equipment	(455,982)	(292,603)	(303,999)
Down payment on purchase of equipment	—	(500,000)	—
Purchase of precious metals	—	—	(317,517)
Proceeds from disposal of plant and equipment	38,000	—	6,000
Net cash (used in) investing activities	(417,982)	(792,603)	(615,516)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	5,349	18,260
Proceeds from term note payable	—	750,000	—
Principal payments of notes payable-other	(149,867)	(66,098)	(9,441)
Net cash (used in) provided by financing activities	(149,867)	689,251	8,819

Net (decrease) in cash and cash equivalents	(637,750)	(311,192)	(964,840)

Cash and cash equivalents at beginning of the year	3,089,013	3,400,205	4,365,045

Cash and cash equivalents at end of the year	$2,451,263	$3,089,013	$3,400,205

Supplemental Disclosure of Cash Flow Information:
Interest paid	$191,000	$181,000	$1,289,000
Income taxes paid	$2,000	$12,000	$18,000

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2013

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”), formerly known as Photonic Products Group, Inc., was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser devices and instruments. The Company has manufacturing operations in Northvale, New Jersey and Sarasota, Florida. The Company announced plans to relocate the Sarasota operation to Northvale, New Jersey and expects to vacate the facility by March 31, 2014 when the operations have been fully consolidated within the Northvale facility.

The Company’s principal customers include commercial instrumentation companies and OEM laser systems manufacturers, research laboratories, government agencies, and defense contractors. The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe, Israel, Japan, and Asia, using independent sales agents.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2010.

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

Advertising costs included in selling, general and administrative expenses were $8,900, $8,500 and $16,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2013, the Company’s top five customer accounts in the aggregate represented approximately 37.7% of total revenues, and the top three customers accounted for 24.9% of revenues. These three customers each represented approximately 9.4%, 8.2% and 7.3% of sales, respectively. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

No other recently issued accounting guidance was determined to be significant to the Company.

2.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $1,666,000 for 2013 and $1,505,000 for 2012:

	December 31,
	2013	2012
	(In thousands)
Raw materials	$1,012	$1,267
Work in process, including manufactured parts and components	1,155	1,291
Finished goods	963	1,039
	$3,130	$3,597

3.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2013	2012
	(In thousands)
Office and computer equipment	$1,292	$1,508
Machinery and equipment	12,045	11,700
Leasehold improvements	2,302	2,239
	15,639	15,447
Less accumulated depreciation and amortization	(13,932)	(14,183)
	$1,707	$1,264

Depreciation expense recorded by the Company totaled approximately $508,000, $571,000 and $757,000 for 2013, 2012 and 2011, respectively. Plant and equipment with a net book value of $5,040 and $7,003 was disposed of in 2012 and 2011, respectively.

At December 31, 2012, the Company had an outstanding commitment to purchase new equipment for $825,000. In 2012, the Company made a down-payment of $500,000 on the equipment. This amount was included with Other Assets as of December 31, 2012. In March of 2013, an additional installment payment of $242,500 was made upon delivery of the equipment to the Company’s Northvale location. The balance of the purchase price of $82,500 was paid in the second quarter of 2013 when the equipment was placed in service. The full amount of the asset is included in Machinery and Equipment at December 31, 2013.

The Company evaluates its property and equipment and intangible assets with finite lives for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2013, its long-lived assets were not impaired.

4.	Goodwill

The carrying value of goodwill was approximately $312,000 at December 31, 2013 and 2012.

The Company tests for impairment of goodwill in December of each year. The testing for goodwill impairment initially involves an assessment of qualitative factors. This assessment serves as the basis for determining whether it is more likely than not, which is defined as greater than 50%, that the fair value of the reporting unit is less than its carrying amount, including goodwill. In assessing the qualitative factors, the Company considers factors such as economic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events that may affect the reporting unit. If after assessing the totality of events and circumstances involving the reporting unit it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then it is not necessary to perform the more detailed two-step process. If the assessment determines that it is more likely than not that the fair value of the reporting unit is less that its carrying amount an additional two-step process is followed for testing impairment of the goodwill. The first step compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired as of the measurement date. Otherwise, if the carrying value exceeds the fair value, a second step must be followed to determine the level of impairment. In establishing the fair value of the reporting unit, the Company uses both a market based approach and an income based approach as part of its valuation methodology. Since quoted market prices in an active market are not separately available for the Company’s reporting units, the market based method estimates the fair value of the reporting unit utilizing an industry multiple of projected earnings before interest taxes, depreciation and amortization (“EBITDA”). Due to the small capitalization value of the Company, the low trading volume of its stock and the niche market served by its products, the application of available industry comparables in establishing fair value requires a high degree of management judgment, and the actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. The income approach determines fair value based on the estimated discounted cash flows that each reporting unit is expected to generate in the future. For each method, the sensitivity of key assumptions are tested by using a range of estimates and the results of each method are corroborated as part of management’s determination of fair value.

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

Based on the results of the tests performed, management concluded that there is no impairment of goodwill at December 31, 2013.

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

Amortization expense was approximately $79,000 for each of the years ended December 31, 2013 and 2012. Aggregate amortization for the next five years is expected to be approximately $359,000, accumulating at the rate of $79,000 per year. The weighted average remaining life of the Company’s intangible assets is approximately 4.5 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(373)	$177
Completed technology	363	(245)	118
Trademarks	187	(123)	64

Total	$1,100	$(741)	$359

	At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(333)	$217
Completed technology	363	(219)	144
Trademarks	187	(111)	76

Total	$1,100	$(663)	$437

6.	Related Party Transactions

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

The Company paid $150,000 for the current interest on the notes in 2013, 2012 and 2011, respectively. During 2011, the Company also paid the accrued interest of $645,000 and $480,000 on the $1,500,000 note and the $1,000,000 note, respectively, that was outstanding as of December 31, 2010. The Company expects to continue to make quarterly interest payments of $37,500 through the maturity dates of the notes.

7.	Other Long Term Notes

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal month installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a Note and a security interest in new equipment, which the Company placed in service in 2013. In 2012, the Company made a down-payment of $500,000 on the equipment which is included in Other Assets in the accompanying consolidated balance sheet. The balance of the purchase price of $325,000 was paid in 2013 when the equipment was placed in service. The full amount of the asset is included in Machinery and Equipment at December 31, 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	December 31,
	2013	2012
	(In thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$554	$694
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$315	$325
	869	1,019
Less current portion	(156)	(150)
Other Long Term Notes, excluding current portion	$713	$869

Other Long Term Notes mature as follows:

Year ending December 31:	(In thousands)
2014	$156
2015	164
2016	171
2017	108
2018	12
Thereafter	258
$869

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2013	2012
	(In thousands)
Trade accounts payable and accrued purchases	$339	$457
Accrued payroll	127	131
Accrued 401K company matching contribution	141	162
Accrued Restructuring costs	297	—
Accrued expenses – other	64	64
	$968	$814

9.	Income Taxes

The Company’s income tax provision consists of the following:

	Years Ended December 31,
	(In thousands)
	2013	2012	2011

Current:
Federal provision for AMT	$—	$—	$6
State provision	—	—	5
	—	—	11
Deferred:
Federal tax provision	—	408	—
State	—	—	—
	—	408	—
Total	$—	$408	$11

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2013	2012	2011
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State statutory rate	(7.8)	(8.0)	8.0
Change in Valuation Allowance	34.2	59.5	(41.5)
Permanent Differences	(0.5)	8.6	6.7
Prior year adjustments	12.5	13.4	—
Other	(4.4)	0.8	(0.9)
Effective income tax rate	—%	40.3%	6.3%

At December 31, 2013, the Company had estimated Federal and State net operating loss carry forwards of approximately $7,124,000 and $2,463,000, respectively. These tax loss carry forwards expire at various dates through 2032.

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2013	2012
	(In thousands)
Account receivable reserves	$7	$7
Inventory reserves	700	633
Inventory capitalization	131	137
Depreciation	192	45
Loss carry forwards	2,590	2,233
Gross deferred tax assets	3,620	3,055
Valuation allowance	(3,620)	(3,055)
Net deferred tax asset	$—	$—

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

On the basis of this evaluation, as of December 31, 2013 and 2012, the Company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $565,000 and $603,000, respectively, to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2010.

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

The Company's results for the years ended December 31, 2013, 2012 and 2011 include stock-based compensation expense for stock option grants totaling $133,000, $196,000 and $165,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($71,000 for 2013, $100,000 for 2012 and $68,000 for 2011), and selling, general and administrative expenses ($62,000 for 2013, $96,000 for 2012 and $97,000 for 2011).

As of December 31, 2013, 2012 and 2011, there were $92,000, $199,000 and $382,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately .7 years, 2 years and 2.3 years, respectively.

The weighted average estimated fair value of stock options granted in the three years ended December 31, 2013, 2012 and 2011 was $0.27, $0.43 and $0.86, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2013, 2012 and 2011:

	Years Ended
	December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Volatility	98 – 114%	91%	94 – 100%
Risk-free interest rate	1.9 – 2.7%	1.6%	2.0 - 3.4%
Expected life	10 years	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2011	798,476	$1.13
Granted	409,600	.97
Exercised	(20,000)	.95
Forfeited/Expired	(108,400)	1.66
Outstanding as of December 31, 2011	1,079,676	1.02
Granted	30,000	.50
Exercised	(10,700)	.50
Forfeited/Expired	(137,153)	1.06
Outstanding as of December 31, 2012	961,823	1.00
Granted	95,000	0.30
Exercised	—	—
Forfeited /Expired	(77,802)	.67
Outstanding as of December 31, 2013(b)	979,021	$.96	5.7	—

Exercisable as of December 31, 2013	772,113	$.61	5.3	—

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2013 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2013.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2013.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2013.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value - $
Non-vested - January 1, 2013	298,678	.82
Granted	95,000	.27
Vested	(158,279)	.84
Forfeited	(28,502)	.86
Non-vested – December 31, 2013	206,897	.55

The total weighted average grant date fair value of options vested during the years ended December 31, 2013, 2012 and 2011, was $132,000, $230,000 and $175,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.23 - $0.35	95,000	2.8	$.30	5,000	$.35
$0.50 - $1.03	738,398	5.6	$.92	621,490	$.92
$1.20 - $1.75	145,623	6.5	$1.61	145,623	$1.61

e.	Restricted Stock Unit Awards

The Company did not grant any restricted stock unit awards in 2013 and 2012, respectively.

During 2011, the Company granted 15,000 restricted stock units under the 2010 Performance Share Program with an estimated fair value of $14,550 based on the closing market price of the Company’s stock on the grant date. These grants vest over a three year period contingent on continued employment over the vesting period.

The Company recognized related stock compensation expense of $5,000 in Selling, General and Administrative expenses in 2013 and 2012, respectively, and $7,000 in Selling, General and Administrative expenses in 2011, related to these and previously issued grants.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	# of Units	Weighted Average Grant Date Fair Value $

Outstanding as of January 1, 2011	6,998	3.59
Granted	15,000	.97
Vested	(6,998)	3.59
Forfeited/Expired	—	—
Outstanding as of December 31, 2011	15,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2012	10,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2013	5,000	.97

The total fair value of restricted stock units which vested during 2013, 2012 and 2011 was approximately $5,000, $5,000 and $7,000, respectively, as of the vesting date.

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

For the year ended December 31, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 984,021 common stock equivalents related to outstanding options and grants. In addition, there were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes which were anti-dilutive.

For the year ended December 31, 2012, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 971,823 common stock equivalents related to outstanding options and grants, in addition to 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes which were anti-dilutive.

For the year ended December 31, 2011, a total of 94,778 common share equivalents were assumed to be outstanding at the end of the year. A total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	Years ended December 31,
	2013	2012	2011
Numerators

Net income (loss) applicable to common shareholders - basic	$(1,649,961)	$(1,420,833)	$164,746)
Interest on Convertible Debt	—	—	—
Net income (loss) applicable to common shareholders - diluted	$(1,649,961)	$(1,420,833)	$164,746)

Denominators

Weighted average shares outstanding-basic	11,975,195	11,825,583	11,658,891
Stock options	—	—	83,843
Restricted stock units	—	—	10,935
Weighted average shares outstanding – diluted	11,975,195	11,825,583	11,753,669

12.	Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease. The lease for the Northvale facility expired on October 31, 2013 and the Company is currently in negotiations for a new lease for this facility on more favorable terms. The Company continues to occupy the facility under the terms of the expired lease but on a month to month basis paying a reduced amount of rent that includes all real estate taxes, maintenance and operating costs.

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics Inc., (DBA Inrad Optics) has its manufacturing operations in a leased facility located in the Sarasota, Florida pursuant to a net lease that expired on August 31, 2013. The Company announced plans in 2013 to relocate this operation into the Northvale, New Jersey facility and continues to occupy the facility under the terms of the expired lease, on a month to month basis, at the same amount of rent which includes real estate taxes, maintenance and operating costs. The Company expects to vacate the facility by March 31, 2014 when the operations in Sarasota have been fully consolidated within the Northvale facility.

The total rent for these leases was approximately $491,000, $485,000 and $519,000 in 2013, 2012 and 2011, respectively. The Company also paid real estate taxes and insurance premiums that totaled approximately $168,000 in 2013, $160,000 in 2012 and $162,000 in 20111, respectively.

b.	Retirement plans

The Company maintains a 401(k) savings plan (the “Plan”) for all eligible employees (as defined in the plan). The 401(k) plan allows employees to contribute up to 70% of their compensation on a salary reduction, pre-tax basis up to the statutory limitation. The 401(k) plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions based on a pre-determined formula.

In 2013, the Company’s 401(k) matching contribution for employees was $142,505. This was funded by way of a cash contribution of $71,252 in March 2014 and a contribution of 298,490 shares of the Company’s common stock, which were issued to the Plan in April 2014. In 2012, the Company’s 401(k) matching contribution for employees was $161,845. This was funded by way of a cash contribution of $80,922 and a contribution of 163,879 shares of the Company’s common stock. The cash contribution was issued to the Plan in March 2013 and the Company’s common shares were issued to the Plan in April 2013. In 2011, the Company matched employee contributions of $151,775 in the form of 152,460 shares of the Company’s common stock, which were issued to the Plan in March 2012. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

13.	Product Sales, Foreign Sales and Sales to Major Customers

The following table summarizes the Company’s net sales by product categories during the past three years:

	Years Ended December 31,
	2013		2012		2011
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$8,628	76.8	$8,758	76.7	$11,812	89.6
Laser Systems Devices and Instrumentation	2,608	23.2	2,646	23.3	1,365	10.4
Total	$11,236	100.0	$11,404	100.0	$13,177	100.0

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 14.5%, 14.3% and 22.8% of product sales in 2013, 2012 and 2011, respectively

The Company had sales to three major customers which accounted for 9.4%, 8.2% and 7.3% of sales in 2013. One customer is a domestic manufacturer of medical laser systems. Both of the other major customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for U.S. and foreign governments. In 2012, the same three customers represented 8.6%, 10.7% and 4.9% of sales, respectively. In 2011, the same three customers represented 15.4%, 4.0% and 1.6% of sales, respectively.

During the past three years, sales to the Company’s top five customers represented approximately 37.7%, 43.1% and 58.1% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2013, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	474,923
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,849,923

b.	Warrants

The Company had no outstanding warrants as of December 31, 2013 and 2012.

15.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2013 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of debt at December 31, 2013 in the amount of $3,369,000 approximates fair value.

16.	Restructuring Costs

In November 2013, the Company announced plans to move the operations of its Sarasota, FL metal optics facility to its Northvale, NJ optical production center and corporate headquarters. The consolidation is part of a larger strategic effort to improve the Company's value proposition to its customers as well as improve its financial results. The physical integration of all development and production in one location is intended to enhance operating efficiencies and reduce overhead costs. The move will centralize the Company's optical problem solving skills, allowing for beneficial cross-pollination of expertise, including leveraging the Florida metal optics facility's single point diamond turning capability over a broader range of optical materials.

The decision also reflects the continued uncertainty in US defense funding. Much of the Company's metal optics business serves US government installations and defense prime contractors. The Company has seen a falloff in bookings from these two customer groups in 2013.

The Company expects to incur one-time cash charges of approximately $750,000 to $900,000, primarily associated with employee termination and relocation, moving of equipment, preparation of the Northvale facility and other general costs associated with consolidation. Overall annual reductions in operational costs are expected to be in the range of $800,000 to $1,000,000 per year starting in the second quarter of 2014. The Company expects operations in Sarasota will be fully transferred by approximately March 31, 2014 and all restructuring payments are expected to be made by the end of 2014.

The following table summarizes restructuring information by type of cost:

(In Thousands)	Termination and Relocation	Northvale Facility Expenditures	Moving and Other Costs	Total

Restructuring costs expected to be incurred	$227	$342	$181	$750

Accrued balance December 31, 2012	$—	$—	$—	$—
Provisions	227	—	86	313
Cash expenditures	—	—	(16)	(16)
Accrued balance December 31, 2013	$227	$—	$70	$297

Accrued restructuring costs of $297,000 are included in Accounts Payable and Accrued Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2013.

17.	Workforce Reduction

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $141,000 were expensed in the first and second quarters of 2013 and offset payroll savings of approximately $220,000. Accrued severance payments of $141,000 were made in 2013.

18.	Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2013	First	Second	Third	Fourth

Net sales	$3,077,126	$2,694,598	$2,756,488	$2,707,442
Gross profit	699,098	307,732	549,959	118,572
Net loss	(169,354)	(647,764)	(238,793)	(549,050)
Net loss per share - Basic	(0.01)	(0.06)	(0.02)	(0.05)
Net loss per share – Diluted	(0.01)	(0.06)	(0.02)	(0.05)

Year 2012	First	Second	Third	Fourth

Net sales	$2,840,681	$2,880,448	$2,903,740	$2,778,958
Gross profit	739,956	567,834	616,247	566,612
Net income (loss)	(148,959)	(333,083)	(279,589)	(659,202)
Net income (loss) per share - Basic	(0.01)	(0.03)	(0.02)	(0.06)
Net income (loss) per share - Diluted	(0.01)	(0.03)	(0.02)	(0.06)

Year 2011	First	Second	Third	Fourth

Net sales	$3,241,434	$3,221,234	$3,328,761	$3,385,765
Gross profit	872,537	784,060	907,905	997,817
Net income (loss)	34,729	(95,750)	83,731	142,036
Net income (loss) per share - Basic	0.00	(0.01)	0.01	0.01
Net income (loss) per share - Diluted	0.00	(0.01)	0.01	0.01

Schedule II –Valuation and Qualifying Accounts

INRAD OPTICS, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Expenses	Additions (Deductions) to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2013	$15,000	1,000	—	1,000	$15,000
Year ended December 31, 2012	$15,000	—	—	—	$15,000
Year ended December 31, 2011	$15,000	—	—	—	$15,000

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2013	$3,055,000	—	565,000	—	$3,620,000
Year ended December 31, 2012	$2,452,000	408,000	195,000	—	$3,055,000
Year ended December 31, 2011	$2,379,000	—	73,000	—	$2,452,000

