Form 10-Q
period 2014-03-31
Inrad Optics, Inc.
filed 2014-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes   ☐   No   ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2014 was: 12,349,490

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,995,975	$2,451,263
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2014 and 2013)	851,252	1,236,958
Inventories, net	3,182,970	3,129,855
Other current assets	157,106	144,581
Total current assets	6,187,303	6,962,657

Plant and equipment:
Plant and equipment, at cost	15,483,975	15,638,759
Less: Accumulated depreciation and amortization	(13,746,166)	(13,931,775)
Total plant and equipment	1,737,809	1,706,984

Precious Metals	474,960	474,960
Goodwill	311,572	311,572
Intangible Assets, net	339,119	358,760
Other Assets	33,122	33,122

Total Assets	$9,083,885	$9,848,055

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$156,600	$156,600
Accounts payable and accrued liabilities	997,184	967,963
Customer advances	233,344	146,784
Total current liabilities	1,387,128	1,271,347

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	674,247	712,868
Total liabilities	4,561,375	4,484,215

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,055,603 shares issued at March 31, 2014 and 12,050,603 issued at December 31, 2013	120,558	120,508
Capital in excess of par value	18,327,271	18,293,782
Accumulated deficit	(13,910,369)	(13,035,500)
	4,537,460	5,378,790
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	4,522,510	5,363,840

Total Liabilities and Shareholders’ Equity	$9,083,885	$9,848,055

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Total revenue	$1,904,380	$3,077,126

Cost and expenses:
Cost of goods sold	1,981,678	2,378,028
Restructuring costs	58,665	—
Selling, general and administrative expenses	759,105	853,808
	2,799,448	3,231,836

Loss from operations	(895,068)	(154,710)

Other (expense) income:
Interest expense—net	(44,875)	(45,644)
Gain on sale or disposal of plant and equipment	65,074	31,000
	20,199	(14,644)

Loss before income taxes	(874,869)	(169,354)

Income tax (provision) benefit	—	—

Net loss	$(874,869)	$(169,354)

Net loss per common share — basic and diluted	$(0.07)	$(0.01)

Weighted average shares outstanding — basic and diluted	12,046,836	11,877,957

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(874,869)	$(169,354)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	147,967	139,177
Gain on sale or disposal of plant and equipment	(65,074)	(31,000)
Stock based compensation	33,539	40,142
Changes in operating assets and liabilities:
Accounts receivable	385,706	(424,630)
Inventories, net	(53,115)	2,697
Other current assets	(12,525)	37,572
Accounts payable and accrued liabilities	29,221	218,976
Customer advances	86,560	(17,604)
Total adjustments and changes	552,279	(34,670)
Net cash (used in) operating activities	(322,590)	(204,024)

Cash flows from investing activities:
Capital expenditures	(172,457)	(40,258)
Down payment on purchase of equipment	—	(242,500)
Proceeds from sale of plant and equipment	78,380	31,000
Net cash (used in) investing activities	(94,077)	(251,758)

Cash flows from financing activities:
Principal payments of notes payable-other	(38,621)	(36,995)
Net cash (used in) financing activities	(38,621)	(36,995)

Net (decrease) in cash and cash equivalents	(455,288)	(492,777)

Cash and cash equivalents at beginning of period	2,451,263	3,089,013

Cash and cash equivalents at end of period	$1,995,975	$2,596,236

Supplemental Disclosure of Cash Flow Information:
Interest paid	$47,000	$11,000
Income taxes paid	$2,000	$1,000

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,082	$1,012
Work in process, including manufactured parts and components	1,179	1,155
Finished goods	922	963
	$3,183	$3,130

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

For the three months ended March 31, 2014 and 2013, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to realize deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013 as well as the three months ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,812,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months ended March 31, 2014, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes, in addition to 972,523common stock options and grants.

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

Recently Adopted Accounting Standards

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2014 and 2013 include stock-based compensation expense for stock option grants totaling $32,327 and $38,930, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $16,190 ($20,314 for 2013), and selling, general and administrative expenses in the amount of $16,137 ($18,616 for 2013).

As of March 31, 2014 and 2013, there were $85,471 and $180,185 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.5 years and 1.2 years, respectively.

There were 103,000 and 70,000 stock options granted during the three months ended March 31, 2014 and 2013, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Expected Dividend yield	—%	—%
Expected Volatility	116.4%	98.5%
Risk-free interest rate	1.9%	1.9%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2014:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	979,021	$.96	5.7	$—
Granted	103,000	.27
Exercised	—	—
Expired/Forfeited	(109,498)	.68

Outstanding at March 31, 2014	972,523	$.92	6.1	$4,600

Exercisable at March 31, 2014	739,466	$1.08	5.7	$575

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2014.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2014	206,897	.55
Granted	103,000	.26
Vested	(66,171)	.99
Forfeited	(1,668)	.86
Non-vested – March 31, 2014	242,058	.39

The total fair value of options vested during the three months ended March 31, 2014 and 2013 was $65,227 and $56,796, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the three months ended March 31, 2014 and 2013.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

The Company's results of operations for the three months ended March 31, 2014 and 2013 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at March 31, 2014 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2014	5,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – March 31, 2014	—	—

NOTE 3- STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014, the Company issued 5,000 common shares on the vesting of restricted stock awards. In April 2014, the Company issued an additional 298,487 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2013.

NOTE 4 – OTHER LONG TERM NOTES

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in new equipment, which the Company placed in service in 2013. In 2012, the Company made a down-payment of $500,000 on the equipment and the balance of the purchase price of $325,000 was paid in 2013 when the equipment was placed in service. The full amount of the asset was included in Machinery and Equipment at December 31, 2013.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% annually and is due in 2032.

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$518	$554
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$312	$315
	830	869
Less current portion	(156)	(156)
Long-term debt, excluding current portion	$674	$713

NOTE 5 – RESTRUCTURING COSTS

In November 2013, the Company announced plans to move the operations of its Sarasota, FL metal optics facility to its Northvale, NJ optical production center and corporate headquarters. The consolidation is part of a larger strategic effort to improve the Company's value proposition to its customers as well as improve its financial results. The physical integration of all development and production in one location is intended to enhance operating efficiencies and reduce overhead costs and centralize the Company's optical problem solving skills, allowing for beneficial cross-pollination of expertise, including leveraging the Florida metal optics facility's single point diamond turning capability over a broader range of optical materials.

The decision also reflects the continued uncertainty in U.S. defense funding. Much of the Company's metal optics business serves U.S. government installations and defense prime contractors. The company experienced a falloff in bookings from these customer groups in 2013 and through the first quarter ended March 31, 2014.

The Company expects to incur one-time cash charges of approximately $750,000, primarily associated with employee termination and relocation, moving of equipment, preparation of the Northvale facility and other general costs associated with consolidation. Overall annual reductions in operational costs are expected to be in the range of $800,000 to $1,000,000 per year starting in the second quarter of 2014. As of March 31, 2014, the Company has completed the transfer of the Sarasota operations to the Northvale facility and closed the Florida facility as scheduled and the balance of all restructuring payments are expected to be made by the end of 2014.

The following table summarizes restructuring information by type of cost:

(In Thousands)	Termination and Relocation	Northvale Facility Expenditures	Moving and Other Costs	Total

Restructuring costs expected to be incurred	$227	$342	$181	$750

Accrued balance December 31, 2013	$227	$—	$70	$297
Provisions	—	41	18	59
Cash expenditures	(25)	(41)	(58)	(124)
Accrued balance March 31, 2014	$202	$—	$30	$232

Total restructuring costs expected to be incurred includes approximately $295,000 of leasehold improvements and other capital expenditures related to the preparation of the Northvale facility for the metal optics operation. During the three months ended March 31, 2014 the Company spent approximately $141,000 on leasehold improvements associated with this project which have been included in Plant and Equipment in the Company’s Condensed Consolidated Balance Sheets at March 31, 2014.  Depreciation of these and associated capital expenditures will begin when work on them is complete which is expected in the second quarter of 2014.

Accrued restructuring costs are included in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2014.

NOTE 6 – WORKFORCE REDUCTION

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $112,000 were expensed in the first quarter of 2013 and offset payroll savings of approximately $45,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. In preparing our condensed consolidated financial statements, we made judgments and estimates that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2013.

Results of Operations

Inrad Optics, Inc.’s business falls into two main categories: Optical Components and Laser Devices/Instrumentation.

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

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes the manufactured crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices manufactured are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The Company operates a manufacturing facility in Northvale, New Jersey. As of March 31, 2014 the Company’s Florida facility has been closed and all manufacturing operations have been fully relocated to the New Jersey facility.

Revenue

Sales for the three months ended March 31, 2014 were $1,904,000, a decrease of 38.1% compared with $3,077,000 for the three months ended March 31, 2013 primarily due to decreases in shipments to customers in the defense and the university and national lab markets. This was partially offset by an increase in shipments to customers in the laser systems and process control & metrology markets. The decline in sales to the defense market was mainly due to the decline in one large customer, partially offset by an increase in another large customer, while the decrease in the university and national lab market was spread across a number of the Company’s existing customers in that market.

Sales of Optical Components decreased by 35% while sales of Laser Devices/Instrumentation products decreased by 44.3% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

In the first quarter of 2014, the Company did not have sales to any customer representing more than 10% of the total sales versus one customer that represented more than 10% of sales for that period in 2013. There were no sales to this customer in the three months ended March 31, 2014.

The Company’s top five customers represented 47.1% of total sales in the three month period ended March 31, 2014, compared to 41.4% in the same period in 2013. Although the percentage of sales for the top five customers represented a higher percentage than the corresponding period last year, the overall sales for this group decreased by 29.6%. In addition, of the company’s top five customers in the first quarter ended March 31, 2013, only two of the same customers were included in the top five in the corresponding period last year.

The Company booked new orders during the first three months of 2014 of $2.4 million, an increase from $2.1 million in the first three months of 2013.

Order backlog was $4.9 million at March 31, 2014 compared to $4.4 million at December 31, 2013 and $4.9 million at March 31, 2013.

Cost of Goods Sold

For the three months ended March 31, 2014, cost of goods sold was $2,040,000, including restructuring costs, compared to $2,378,000 in the same quarter in 2013 or a decrease of $338,000 or 14.2%. As a percentage of sales, cost of goods sold increased in the three months ended March 31, 2013 compared to the same quarter in 2013. The decrease in cost of goods sold is mainly the result of the decrease in sales noted above although at a lower level than the sales decrease due to the relatively fixed nature of the Company’s manufacturing overhead costs.

Manufacturing wages and salaries including related fringe benefits, decreased by 12.3% during the quarter ended March 31, 2014 compared to the three months ended March 31, 2014. The decrease in 2014 included the impact of reductions made in the first quarter of 2013 related to the workforce reduction discussed in Note 6 to the Condensed Consolidated Financial Statements.

Cost of goods sold in the first quarter of 2014 included $59,000 of restructuring costs related to the relocation of the Florida operations as discussed in Note 5 to the Condensed Consolidated Financial Statements. Cost of goods sold in the first quarter of 2013 include severance costs, net of associated payroll savings, that amounted to approximately $38,000

Material costs decreased to 18.8% of sales during the quarter ended March 31, 2014 compared with 19.6% in the same period in 2013.

Gross margin decreased for the three months ended March 31, 2014 as a result of the factors discussed above. Gross margin in the first quarter of 2014 was ($136,000), including restructuring costs, or (7.1%) versus $699,000 or 22.7% in the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2014 decreased to $759,000 compared to $854,000 in the same period in 2013 principally due to a decrease in salaries and wages resulting from the workforce reduction in the first quarter on 2013 as discussed in Note 6 to the Condensed Consolidated Financial Statements. SG& A expenses in the first quarter of 2013 include approximately $29,000 of accrued severance costs net of payroll savings from the Company’s reduction of work force in the first quarter. The Company has continued to closely manage discretionary spending while making strategic investments where appropriate.

Loss from Operations

The Company had an operating loss of $895,000 and $155,000 for the three months ended March 31, 2014 and 2013, respectively. The operating loss in 2014 and 2013 primarily reflects the impact of the level of sales on the Company’s relatively fixed cost structure in those periods. The operating loss for the three months ended March 31, 2014 included $59,000 of restructuring costs related to the relocation of the Florida operations as noted above. The operating loss for the three months ended March 31, 2013 included the impact of severance costs, net of payroll savings, from the reduction in workforce of approximately $67,000.

Other Income and Expense

Interest expense for the three months ended March 31, 2014 was $47,000 compared to $48,000 for the same period in 2013. Interest income was $2,000 during the three months ended March 31, 2014 and 2013.

In the first quarter of 2014 and 2013, the Company sold surplus machinery and recorded a gain of $65,000 and $31,000, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to realize deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013 as well as the three months ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,812,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

For the three months ended March 31, 2014, the Company had a net loss of $875,000 compared to a net loss of $169,000 for the same period in 2013.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major use of cash in the past two years has been for capital expenditures and for the repayment and servicing of outstanding debt.

As of March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents of $1,996,000 and $2,451,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. During 2012, the Company made a down-payment of $500,000 on the equipment which was included with Other Assets in the consolidated balance sheet at March 31, 2013. The balance of the purchase price of $325,000 was paid in 2013 when the equipment was placed in service and the full amount of the asset was included in Machinery and Equipment at December 31, 2013.

We believe that existing cash resources held by the Company and anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next twelve months.

On July 31, 2012, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2015 from April 1, 2013. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expire on April 1, 2018. The Company paid current interest of $37,500 in the three months ended March 31, 2014 and 2013. The Company expects to make interest payments of $37,500 in the remaining quarters of 2014 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net cash (used in) operating activities	$(322)	$(204)
Net cash (used in) investing activities	(94)	(252)
Net cash (used in) financing activities	(39)	(37)
Net (decrease) in cash and cash equivalents	$(455)	$(493)

Net cash used in operating activities was $322,000 for the three months ended March 31, 2014 compared to net cash used of $204,000 in the same period last year. The increase in net cash used in operating activities in the first three months of 2014 compared to 2013 resulted primarily from the higher net loss generated in the current period offset by working capital improvements.

Accounts receivables decreased by $386,000 at March 31, 2014 compared to an increase of $424,000 the same period last year. The decrease was mainly a result of the timing of the collection of balances and the effect of lower sales volumes in the first three months of the 2014 compared to the prior year.

Inventory balances increased by $53,000 at March 31, 2014 compared to a decrease of $3,000 for the three months ended March 31, 2013 in response to an increase in orders in 2014 compared to the comparable quarter last year.

Accounts payable and accrued liabilities increased by $29,000 in the three months ended March 31, 2014 compared to an increase of $219,000 in 2013 principally due to the timing of payments as the Company strives to optimize its use of cash.

Non-cash items consist of depreciation and amortization and stock based compensation expense for the three months ended March 31, 2014 and 2013.

Net cash used in investing activities was $94,000 during the three months ended March 31, 2014 compared to $252,000 last year. Capital expenditures for the three months ended March 31, 2014 and 2013 were $172,000 and $40,000, respectively. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from the former Florida location. The expenditures in 2013 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. In the first quarter of 2013, the Company made an installment payment of $243,000 towards new equipment being acquired by the Company which was included in Other Assets at March 31, 2013. The Company also sold surplus machinery during the three months ended March 31, 2014 and 2013 and received net proceeds of $78,380 and $31,000, respectively.

Net cash used in financing activities was $39,000 and $37,000 during the three months ended March 31, 2014 and 2013, respectively, for required principal payments made on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $455,000 and $493,000 in the three months ended March 31, 2014 and 2013, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

 __________

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: May 15, 2014

