Form 10-Q
period 2014-06-30
Inrad Optics, Inc.
filed 2014-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2014 was 12,349,493

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$959,636	$2,451,263
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2014 and 2013)	1,121,043	1,236,958
Inventories, net	2,917,718	3,129,855
Other current assets	103,409	144,581
Total current assets	5,101,806	6,962,657
Plant and equipment:
Plant and equipment, at cost	15,674,367	15,638,759
Less: Accumulated depreciation and amortization	(13,874,280)	(13,931,775)
Total plant and equipment	1,800,087	1,706,984
Precious Metals	483,676	474,960
Goodwill	311,572	311,572
Intangible Assets, net	319,479	358,760
Other Assets	33,122	33,122
Total Assets	$8,049,742	$9,848,055

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$156,600	$156,600
Accounts payable and accrued liabilities	919,537	967,963
Customer advances	251,370	146,784
Total current liabilities	1,327,507	1,271,347

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	635,339	712,868
Total liabilities	4,462,846	4,484,215

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,354,093 shares issued at June 30, 2014 and 12,050,603 issued at December 31, 2013	123,543	120,508
Capital in excess of par value	18,419,966	18,293,782
Accumulated deficit	(14,941,663)	(13,035,500)
	3,601,846	5,378,790
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,586,896	5,363,840
Total Liabilities and Shareholders’ Equity	$8,049,742	$9,848,055

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$2,227,546	$2,694,598	$4,131,926	$5,771,724

Cost and expenses:
Cost of goods sold	2,307,000	2,386,866	4,288,678	4,764,894
Restructuring costs	61,951	—	120,616	—
Selling, general and administrative expenses	844,581	909,664	1,603,686	1,763,472
	3,213,532	3,296,530	6,012,980	6,528,366

Loss from operations	(985,986)	(601,932)	(1,881,054)	(756,642)

Other expense:
Interest expense—net	(45,308)	(45,832)	(90,183)	(91,476)
Gain on sale of plant and equipment	—	—	65,074	31,000
	(45,308)	(45,832)	(25,109)	(60,476)

Net loss before income taxes	(1,031,294)	(647,764)	(1,906,163)	(817,118)

Income tax (provision) benefit	—	—	—	—

Net loss	$(1,031,294)	$(647,764)	$(1,906,163)	$(817,118)

Net loss per common share—basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.07)

Weighted average shares outstanding—basic and diluted	12,349,490	12,046,003	12,133,666	11,926,328

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(1,906,163)	$(817,118)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	295,721	259,094
401K common stock contribution	71,255	80,922
(Gain) on sale of plant and equipment	(65,074)	(31,000)
Stock based compensation	57,964	80,284
Changes in operating assets and liabilities:
Accounts receivable	115,915	185,660
Inventories, net	212,137	200,393
Other current assets	41,172	46,797
Accounts payable and accrued liabilities	(48,427)	(26,180)
Customer advances	104,586	(112,512)
Total adjustments and changes	785,249	683,458
Net cash (used in) operating activities	(1,120,914)	(133,660)

Cash flows from investing activities:
Capital expenditures	(362,848)	(447,039)
Purchase of precious metal tools	(8,716)	—
Proceeds from sale of plant and equipment	78,380	31,000
Net cash (used in) investing activities	(293,184)	(416,039)

Cash flows from financing activities:
Principal payments on notes payable-other	(77,529)	(74,169)
Net cash (used in) financing activities	(77,529)	(74,169)

Net (decrease) in cash and cash equivalents	(1,491,627)	(623,868)

Cash and cash equivalents at beginning of period	2,451,263	3,089,013

Cash and cash equivalents at end of period	$959,636	$2,465,145
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,000	$59,000
Income taxes paid	$2,000	$2,000

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30, 2014	December 31, 2013
	(Unaudited)
Raw materials	$1,028	$1,012
Work in process, including manufactured parts and components	1,145	1,155
Finished goods	745	963
	$2,918	$3,130

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

For the three and six months ended June 30, 2014 and 2013 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company in the three-year period ended December 31, 2013 as well as the six months ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of June 30, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,287,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three and six months ended June 30, 2014, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 923,651 common stock options and grants, in each respective period.

For the three and six months ended June 30, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 970,211 common stock options and grants, in each respective period.

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

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standard Board (“FASB”) amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This updated outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2014 and 2013 include stock-based compensation expense for stock option grants totaling $24,425 and $38,930, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $11,000 ($20,314 for 2013), and selling, general and administrative expenses in the amount of $13,425 ($18,616 for 2013).

The Company's results of operations for the six months ended June 30, 2014 and 2013 include stock-based compensation expense for stock option grants totaling $56,752 and $77,860, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $27,190 ($40,628 for 2013), and selling, general and administrative expenses in the amount of $29,562 ($37,232 for 2013).

As of June 30, 2014 and 2013, there were $67,629 and $148,232 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.2 years and 1.4 years, respectively.

There were 103,000 and 80,000 stock options granted during the six months ended June 30, 2014 and 2013. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Expected Dividend yield	—%	—%
Expected Volatility	116.4%	98.1 – 110%
Risk-free interest rate	1.9%	1.9 – 2.1%
Expected term	10 years	8 – 10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2014:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	979,021	$.96	5.7	$—
Granted	103,000.27
Exercised	—	—
Expired/Forfeited	(158,370)	.83
Outstanding at June 30, 2014	923,651	$.91	5.7	$300

Exercisable at June 30, 2014	691,397	$1.07	5.3	$50

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2014.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2014	206,897	$0.55
Granted	103,000	$0.26
Vested	(69,516)	$0.95
Forfeited	(8,127)	$0.84
Non-vested – June 30, 2014	232,254	$0.38

The total fair value of options vested during the six months ended June 30, 2014 and 2013 was $65,993 and $81,133, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2014 and 2013.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

All of the restricted stock units last granted were fully vested during the first quarter of 2014 and therefore there was no remaining expense to be recognized during the three months ended June 30, 2014. The Company's results of operations for the three months ended June 30, 2013 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the six months ended June 30, 2014 and 2013 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $2,424, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at June 30, 2014 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2014	5,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – June 30, 2014	—	—

NOTE 3- STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014, the Company issued 5,000 common shares on vesting of restricted stock awards. In April 2014, the Company issued an additional 298,490 common shares to the Inrad Optics 401k plan as a match to employee contributions for the 2013 Plan year.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020.. The Company is currently paying interest of $37,500 quarterly.

NOTE 5 – OTHER LONG TERM NOTES

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

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$481	$554
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$310	$315
	791	869
Less current portion	(156)	(156)
Long-term debt, excluding current portion	$635	$713

NOTE 6 – RESTRUCTURING COSTS

In November 2013, the Company announced plans to move the operations of its Sarasota, FL metal optics facility to its Northvale, NJ optical production center and corporate headquarters. The consolidation is part of a larger strategic effort to improve the Company's value proposition to its customers as well as improve its financial results. The physical integration of all development and production in one location is intended to enhance operating efficiencies and reduce overhead costs and centralize the Company's optical problem solving skills. This will allow for beneficial cross-pollination of expertise, including leveraging the Florida metal optics facility's single point diamond turning capability over a broader range of optical materials.

The decision also reflects the continued uncertainty in U.S. defense funding. Much of the Company's metal optics business serves U.S. government installations and defense prime contractors. The company experienced a falloff in bookings from these customer groups in 2013 and through the six months ended June 30, 2014.

As of March 31, 2014, the Company completed the transfer of the Sarasota operations to the Northvale facility and closed the Florida facility as scheduled. Through June 30, 2014, the Company incurred one-time charges of approximately $746,000, primarily associated with employee termination and relocation, moving of equipment, preparation of the Northvale facility and other general costs associated with consolidation. Of the total, $313,000 of restructuring costs were expensed in the fourth quarter of 2013. In addition, approximately $62,000 and $121,000 have been expensed in the three and six months ended June 30, 2014, respectively. Also included in the total are capital expenditures for leasehold improvements associated with this project. In the three and six months ended June 30, 2014, these were approximately $171,000 and $312,000, respectively and have been included in Plant and Equipment in the Company’s Condensed Consolidated Balance Sheets at June 30, 2014.  Depreciation of these and associated capital expenditures will begin in the third quarter of 2014. Accrued restructuring costs related to severance and other costs in the amount of $47,000 are expected to be paid through the end of 2014 and are included in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2014.

Overall annual reductions in operational costs are expected to be in the range of $800,000 to $1,000,000 per year starting in the second quarter of 2014.

The following table summarizes restructuring information by type of cost:

(In Thousands)	Termination and Relocation	Northvale Facility Expenditures	Moving and Other Costs	Total

Restructuring costs expected to be incurred	$227	$374	$145	$746

Accrued balance December 31, 2013	$227	$—	$70	$297
Provisions	—	41	18	59
Cash expenditures	(25)	(41)	(58)	(124)
Accrued balance March 31, 2014	$202	$—	$30	$232
Provisions	—	5	57	62
Cash expenditures	(155)	(5)	(87)	(247)
Accrued balance June 30, 2014	$47	$—	$—	$47

NOTE 7 – WORKFORCE REDUCTION

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. The reductions affected both the Company’s Northvale, NJ and the Sarasota, FL operations. Annualized savings from the reductions are expected to be approximately $700,000. Severance and other separation costs of $112,000 and $29,000 were expensed in the first and second quarters of 2013, respectively, and offset payroll savings of approximately $45,000 and $175,000, respectively.

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

Results of Operations

Inrad Optics, Inc.’s business falls into two main categories: Optical Components and Laser System Devices/Instrumentation.

The Optical Components category is focused on custom optics manufacturing. The Company specializes in high-end precision components. It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Custom and Metal Optics operations. Glass, metal, and crystal substrates are processed using modern manufacturing equipment, complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and optical coating services supplied are used in inspection, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

The Laser System Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes the manufactured crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices manufactured are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The Company operates a manufacturing facility in Northvale, New Jersey. As of March 31, 2014 the Company’s Florida facility has been closed and all manufacturing operations have been relocated to the New Jersey facility.

Revenue

Sales for the three months ended June 30, 2014 were $2,228,000, a decrease of 17.3%, from $2,695,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, sales were $4,132,000, a decrease of 28.4%, compared to $5,771,000 for the six months ended June 30, 2013. This was primarily due to decreases in shipments to customers in the defense and the university and national lab markets. The decline in sales to the defense market was mainly due to the two large customers which were partially offset by an increase in another large customer. The decrease in the university and national lab market was spread across a number of the Company’s existing customers. An increase in shipments to customers in the laser systems and process control & metrology markets partially offset the overall decline in sales.

Sales of Optical Components decreased by 18% while sales of Laser Devices/Instrumentation products decreased by 48.9% for the six months ended June 30, 2014 compared with the prior year.

In the six months ended June 30, 2014, the Company had one major customer representing more than 10% of total sales. In the six months ended June 30, 2013, no one customer represented more than 10% of total sales.

The Company’s top five customers represented 46.7% of total sales in the six month period ended June 30, 2014, compared to 35.3% in the same period in 2013. Although the percentage of sales for the top five customers represented a higher percentage than the corresponding period last year, the overall sales for this group decreased by 4.7%. Only two of these customers were included in the top five in the corresponding period last year.

Orders booked during the first six months of 2014 increased to $5.4 million compared to $4.8 million in the comparable period last year.

Order backlog increased to $5.6 million at June 30, 2014, compared to $4.4 million at December 31, 2013 and $4.9 million at June 30, 2013.

Cost of Goods Sold

For the three months ended June 30, 2014, cost of goods sold was $2,369,000, including restructuring costs, compared to $2,387,000 in the same quarter in 2013 or a decrease of $18,000. For the six months ended June 30, 2014, cost of goods sold decreased by $355,000 or 7.5% to $4,409,000, including restructuring costs, compared to $4,765,000 in the same period in 2013. As a percentage of sales, cost of goods sold increased in the three and six months ended June 30, 2014 compared to the respective periods in 2013. The decrease in cost of goods sold is mainly the result of the decrease in sales noted above although at a lower level than the sales decrease due to the relatively fixed nature of the Company’s manufacturing overhead costs.

Manufacturing wages and salaries including related fringe benefits, decreased by 4.8% and 8.7%, respectively, during the three and six months ended June 30, 2014 compared to the same period last year. The decrease in 2014 included the impact of reductions made in the first and second quarters of 2013 related to the workforce reduction discussed in Note 7 to the Condensed Consolidated Financial Statements.

Cost of goods sold in the three and six months ended June 30, 2014 include $62,000 and $131,000, respectively, of restructuring costs related to the relocation of the Florida operations as discussed in Note 6 to the Condensed Consolidated Financial Statements. Cost of goods sold for the six months ended June 30, 2013 includes severance costs of $66,000 offset by associated payroll savings of $106,000 and $134,000, respectively, for the three and six months ended June 30, 2013.

Material costs for the three and six months ended June 30, 2014 decreased to 17.8% and 18.3% of sales, respectively, compared with 18.3% and 19.7% in the same period in 2013.

Gross margin decreased for the three and six months ended June 30, 2014 as a result of the factors discussed above. Gross margin in the second quarter of 2014 was ($141,000), including restructuring costs, or (6.3%) versus $308,000 or 11.4% in the same period in 2013. For the six months ended June 30, 2014, gross margin was ($277,000), including restructuring costs, or (6.7%) versus $1,007,000 or 17.4% in the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2014 amounted to $845,000 or 37.9% of sales and $1,604,000 or 38.8% of sales, respectively. This compared to $910,000 or 33.8% of sales and $1,763,000 or 30.6% of sales, respectively, for the same periods in 2013. For the three and six months ended June 30, 2013, SG&A expenses included approximately $29,000 and $75,000 in severance costs related to the workforce reduction discussed in Note 7 to the Condensed Consolidated Financial Statements. Associated payroll savings from the workforce reduction was $69,000 and $85,000 for the three and six months ended June 30, 2013.

Loss from Operations

The Company had an operating loss of $986,000 in the three months ended June 30, 2014 compared with an operating loss of $602,000 in the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company had an operating loss of $1,881,000 compared with an operating loss of $757,000 in the same period last year. The operating losses in 2014 and 2013 primarily reflect the impact of the level of sales on the Company’s relatively fixed cost structure in those periods. The operating losses for the three and six months ended June 30, 2014 include $62,000 and $121,000, respectively, of restructuring costs related to the relocation of the Florida operations as noted above. The operating losses for the three and six months ended June 30, 2013 include payroll savings net of the impact of severance costs from the reduction in workforce of approximately ($146,000) and ($79,000), respectively.

Other Income and Expense

Interest expense for the three months ended June 30, 2014 was $46,000 compared to $48,000 in the same period in 2013. Interest expense for the six months ended June 30, 2014 was $93,000 compared to $96,000 in the same period in 2013.

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

For the three and six months ended June 30, 2014 and 2013, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013 as well as the six months ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,287,000. As a result, the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

For the three and six months ended June 30, 2014, the Company had a net loss of $1,031,000 and $1,906,000, respectively, compared to a net loss of $648,000 and $817,000, respectively, for the same periods in 2013.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for the payment of accrued and current interest on convertible debt, the servicing of long term debt and for capital expenditures.

As of June 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of $960,000 and $2,451,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The equipment was placed in service in 2013 and the full amount of the asset was included in Machinery and Equipment at December 31, 2013.

We believe that existing cash resources held by the Company and anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next twelve months.

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020. The Company is currently paying interest of $37,500 quarterly.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)

Net cash (used in) operating activities	$(1,121)	$(134)
Net cash (used in) investing activities	(293)	(416)
Net cash (used in) financing activities	(78)	(74)
Net (decrease) in cash and cash equivalents	$(1,492)	$(624)

Net cash used in operating activities was $1,121,000 for the six months ended June 30, 2014 compared to $134,000 in the same period last year. The increase in net cash used in operating activities in the first six months of 2014 compared to 2013 resulted primarily from the higher net loss, before non-cash deductions for depreciation and amortization and stock based compensation, generated in the current period offset by working capital improvements.

Accounts receivables decreased by $116,000 at June 30, 2014 compared to a decrease of $186,000 the same period last year. The decrease was mainly a result of the timing of the collection of balances and the effect of lower sales volumes in the first six months of the 2014 compared to the prior year.

Inventory balances decreased by $212,000 at June 30, 2014 compared to a decrease of $200,000 for the six months ended June 30, 2013 primarily attributable to the reduction in orders.

Accounts payable and accrued liabilities decreased by $48,000 in the six months ended June 30, 2014 compared to a decrease of $26,000 in 2013 principally due to the timing of payments while the Company strives to optimize its use of cash.

Net cash used in investing activities was $293,000 during the six months ended June 30, 2014 compared to $416,000 last year. Capital expenditures for the six months ended June 30, 2014 and 2013 were $363,000 and $447,000, respectively. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from the former Florida location. The expenditures in 2013 were primarily incurred to refurbish operating facilities in New Jersey and Florida and to purchase manufacturing equipment. In the first six months of 2013, the Company paid the balance of the purchase price of $325,000 of the new equipment when the equipment was placed in service and the full amount of the asset was included in Machinery and Equipment at December 31, 2013. In the six months ended June 30, 2014 the Company paid $9,000 for precious metal tools used in the crystal growth process. Offsetting these expenditures, the Company sold surplus machinery during the six months ended June 30, 2014 and 2013 and received net proceeds of $78,380 and $31,000, respectively.

Net cash used in financing activities was $78,000 and $74,000 during the six months ended June 30, 2014 and 2013, respectively, for required principal payments made on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $1,492,000 and $624,000 in the six months ended June 30, 2014 and 2013, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

________

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: August 14, 2014

