Form 10-Q
period 2014-09-30
Inrad Optics, Inc.
filed 2014-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 11, 2014 was 12,349,493

INRAD OPTICS, INC. AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$877,468	$2,451,263
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2014 and 2013)	1,439,436	1,236,958
Inventories, net	2,737,755	3,129,855
Other current assets	137,285	144,581
Total current assets	5,191,944	6,962,657
Plant and equipment:
Plant and equipment, at cost	15,713,935	15,638,759
Less: Accumulated depreciation and amortization	(14,041,886)	(13,931,775)
Total plant and equipment	1,672,049	1,706,984
Precious Metals	553,925	474,960
Goodwill	311,572	311,572
Intangible Assets, net	299,837	358,760
Other Assets	33,122	33,122

Total Assets	$8,062,449	$9,848,055

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$156,600	$156,600
Accounts payable and accrued liabilities	1,131,618	967,963
Customer advances	170,643	146,784
Total current liabilities	1,458,861	1,271,347

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	596,054	712,868
Total liabilities	4,554,915	4,484,215

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,354,093 shares issued at September 30, 2014 and 12,050,603 issued at December 31, 2013	123,543	120,508
Capital in excess of par value	18,431,225	18,293,782
Accumulated deficit	(15,032,284)	(13,035,500)
	3,522,484	5,378,790
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,507,534	5,363,840

Total Liabilities and Shareholders’ Equity	$8,062,449	$9,848,055

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenue	$2,912,538	$2,756,488	$7,044,464	$8,528,212

Cost and expenses:
Cost of goods sold	2,309,808	2,206,529	6,598,486	6,971,423
Restructuring costs	—	—	120,616	—
Selling, general and administrative expenses	744,815	743,190	2,348,501	2,506,662
	3,054,623	2,949,719	9,067,603	9,478,085

Loss from operations	(142,085)	(193,231)	(2,023,139)	(949,873)

Other expense:
Interest expense—net	(45,544)	(45,562)	(135,728)	(137,038)
Gain on sale of plant and equipment	—	—	65,075	31,000
Gain on sale of precious metals	97,008	—	97,008	—
	51,464	(45,562)	26,355	(106,038)

Net loss before income taxes	(90,621)	(238,793)	(1,996,784)	(1,055,911)

Income tax (provision) benefit	—	—	—	—

Net loss	$(90,621)	$(238,793)	$(1,996,784)	$(1,055,911)

Net loss per common share—basic and diluted	$(0.01)	$(0.02)	$(0.16)	$(0.09)

Weighted average shares outstanding—basic and diluted	12,349,490	12,046,003	12,188,408,	11,956,712

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(1,996,784)	$(1,055,911)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	462,884	414,367
401K common stock contribution	71,255	80,922
Gain on sale of plant and equipment	(65,075)	(31,000)
Gain on sale of precious metals	(97,008)	—
Stock based compensation	69,223	106,819
Changes in operating assets and liabilities:
Accounts receivable	(202,478)	376,164
Inventories, net	392,100	268,456
Other current assets	7,296	28,627
Accounts payable and accrued liabilities	163,655	90,877
Customer advances	23,859	(189,610)
Total adjustments and changes	825,711	1,145,622
Net cash (used in) provided by operating activities	(1,171,073)	89,711

Cash flows from investing activities:
Capital expenditures	(382,331)	(448,406)
Proceeds from sale of plant and equipment	78,380	31,000
Proceeds from sale of precious metals	18,043	—
Net cash (used in) investing activities	(285,908)	(417,406)

Cash flows from financing activities:
Principal payments on notes payable-other	(116,814)	(111,759)
Net cash (used in) financing activities	(116,814)	(111,759)

Net (decrease) in cash and cash equivalents	(1,573,795)	(439,454)

Cash and cash equivalents at beginning of period	2,451,263	3,089,013

Cash and cash equivalents at end of period	$877,468	$2,649,559

Supplemental Disclosure of Cash Flow Information:
Interest paid	$101,000	$144,000
Income taxes paid	$2,000	$2,000

Non-Cash Financing Activities:
Exchange of precious metals	$126,755	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2014	December 31, 2013
	(Unaudited)
Raw materials	$971	$1,012
Work in process, including manufactured parts and components	1,025	1,155
Finished goods	742	963
	$2,738	$3,130

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

For the three and nine months ended September 30, 2014 and 2013 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company in the three-year period ended December 31, 2013 as well as the nine months ended September 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of September 30, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,444,500 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three and nine months ended September 30, 2014, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 908,017 common stock options and grants, in each respective period.

For the three and nine months ended September 30, 2013, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 969,021 common stock options and grants, in each respective period.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12") which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within the annual period beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU No. 2014-15 will become effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The Company does not expect the adoption of ASU No. 2014-15 to have a material impact on the Company’s financial position or results of operations.

NOTE 2- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2014 and 2013 include stock-based compensation expense for stock option grants totaling $11,260 and $30,324, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $5,946 ($15,892 for 2013), and selling, general and administrative expenses in the amount of $5,314 ($14,432 for 2013).

The Company's results of operations for the nine months ended September 30, 2014 and 2013 include stock-based compensation expense for stock option grants totaling $68,011 and $103,587, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $33,136 ($54,980 for 2013), and selling, general and administrative expenses in the amount of $34,875 ($48,527 for 2013).

As of September 30, 2014 and 2013, there were $49,919 and $117,908 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately .5 years and .75 years, respectively.

There were 103,000 and 80,000 stock options granted during the nine months ended September 30, 2014 and 2013. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Expected Dividend yield	—%	—%
Expected Volatility	116.4%	98.1 - 110%
Risk-free interest rate	1.9%	1.9 – 2.1%
Expected term	10 years	8 -10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2014:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	979,021	$.96	5.7	$—
Granted	103,000	.27
Exercised	—	—
Expired/Forfeited	(174,004)	.77

Outstanding at September 30, 2014	908,017	$.91	5.4	$—

Exercisable at September 30, 2014	694,064	$1.06	5.1	$—

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2014.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2014	206,897	$0.55
Granted	103,000	$0.26
Vested	(79,516)	$0.88
Forfeited	(16,428)	$0.59
Non-vested – September 30, 2014	213,953	$0.38

The total fair value of options vested during the nine months ended September 30, 2014 and 2013 was $70,294 and $87,099, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the nine months ended September 30, 2014 and 2013.

Restricted stock units granted usually vest over a three year period at the rate of one-third per year, contingent on continued employment or service during the vesting period.

All of the restricted stock units last granted were fully vested during the first quarter of 2014 and therefore there was no remaining expense to be recognized during the three months ended September 30, 2014. The Company's results of operations for the three months ended September 30, 2013 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

The Company's results of operations for the nine months ended September 30, 2014 and 2013 include stock-based compensation expense for restricted stock unit grants totaling $1,212 and $3,636, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

A summary of the Company’s non-vested restricted stock units at September 30, 2014 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2014	5,000	$0.97
Granted	—	—
Vested	(5,000)	$0.97
Forfeited	—	—
Non-vested – September 30, 2014	—	—

NOTE 3- STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014, the Company issued 5,000 common shares on vesting of restricted stock unit awards. In April 2014, the Company issued an additional 298,490 common shares to the Inrad Optics 401k plan as a match to employee contributions for the 2013 Plan year.

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

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$445	$554
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$307	$315
	752	869
Less current portion	(156)	(156)
Long-term debt, excluding current portion	$596	$713

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

The decision also reflects the continued uncertainty in U.S. defense funding. Much of the Company's metal optics business serves U.S. government installations and defense prime contractors. The Company experienced a decrease in bookings from these customer groups in 2013 and through the nine months ended September 30, 2014.

As of March 31, 2014, the Company completed the transfer of the Sarasota operations to the Northvale facility and closed the Florida facility as scheduled. Through June 30, 2014, the Company incurred one-time charges of approximately $746,000, primarily associated with employee termination and relocation, moving of equipment, preparation of the Northvale facility and other general costs associated with consolidation. No additional costs were incurred during the three months ended September 30, 2014. Of the total, $313,000 of restructuring costs were expensed in the fourth quarter of 2013 and approximately $121,000 were expensed in the six months ended June 30, 2014. Also included in the total are capital expenditures for leasehold improvements associated with this project. In the six months ended June 30, 2014, these expenditures were approximately $312,000 and have been included in Plant and Equipment in the Company’s Condensed Consolidated Balance Sheets at September 30, 2014.  Depreciation of these and associated capital expenditures began in the third quarter of 2014. Accrued restructuring costs related to severance and other costs in the amount of $47,000 are expected to be paid through the end of 2014 and are included in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2014.

Overall annual reductions in operational costs are expected to be in the range of $800,000 to $1,000,000 per year starting in the second quarter of 2014.

The following table summarizes restructuring information by type of cost:

(In Thousands)	Termination and Relocation	Northvale Facility Expenditures	Moving and Other Costs	Total

Restructuring costs expected to be incurred	$227	$374	$145	$746

Accrued balance December 31, 2013	$227	$—	$70	$297
Provisions	—	41	18	59
Cash expenditures	(25)	(41)	(58)	(124)
Accrued balance March 31, 2014	$202	$—	$30	$232
Provisions	—	5	57	62
Cash expenditures	(155)	(5)	(87)	(247)
Accrued balance June 30, 2014	$47	$—	$—	$47
Provisions	—	—	—	—
Cash expenditures	—	—	—	—
Accrued balance September 30, 2014	$47	$—	$—	$47

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

Revenue

Sales for the three months ended September 30, 2014 were $2,913,000, an increase of 5.7%, from $2,756,000 for the three months ended September 30, 2013. Sales to the both the defense and the process control & metrology markets increased. This was partially offset by a decrease in sales to laser and the university and national lab markets.

Despite the sales increase in the Company’s third quarter, sales for the nine months ended September 30, 2014 decreased 17.4%, or $7,044,000 compared to $8,528,000 for the nine months ended September 30, 2013. This was primarily due to sales decreases in the defense and the university and national lab markets. The decline in sales to the defense market was mainly due to two large customers which were partially offset by an increase in another large customer. The decrease in the university and national lab market was spread across a number of the Company’s existing customers. An increase in shipments to customers in the laser systems and process control & metrology markets partially offset the overall decline in sales

Sales of Optical Components decreased by 6.8% while sales of Laser Devices/Instrumentation products decreased by 40.5% for the nine months ended September 30, 2014 compared with the prior year.

In the nine months ended September 30, 2014, the Company had one major customer representing more than 10% of total sales. In the nine months ended September 30, 2013, no one customer represented more than 10% of total sales.

The Company’s top five customers represented 44.4% of total sales in the nine month period ended September 30, 2014, compared to 35.0% in the same period in 2013. Three of the same top five customers were included in the top five in the corresponding period last year.

Orders booked during the first nine months of 2014 increased to $9.2 million compared to $7.4 million in the comparable period last year.

Order backlog increased to $6.5 million at September 30, 2014, compared to $4.4 million at December 31, 2013 and $4.6 million at September 30, 2013.

Cost of Goods Sold

For the three months ended September 30, 2014, cost of goods sold was $2,310,000 compared to $2,207,000 in the same quarter in 2013 or an increase of $103,000. For the nine months ended September 30, 2014, cost of goods sold decreased by $252,000 or 3.6% to $6,719,000, including restructuring costs, compared to $6,971,000 in the same period in 2013. As a percentage of sales, cost of goods sold decreased slightly in the three months ended September 30, 2014 compared to the same period in 2013 but increased in the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in the dollar amount of cost of goods sold is mainly the result of the decrease in sales noted above although at a lower level than the sales decrease due to the relatively fixed nature of the Company’s manufacturing overhead costs.

Manufacturing wages and salaries including related fringe benefits increased by 6.1% during the three months ended September 30, 2014 compared to the same period last year principally due to the increase in the sales during the period but remained unchanged as a percent of sales during the period. During the nine months ended September 30, 2014 manufacturing wages and salaries including related fringe benefits decreased by 4.3% compared to the same period last year. The decrease in 2014 included the impact of reductions made in the first and second quarters of 2013 related to the workforce reduction discussed in Note 7 to the Condensed Consolidated Financial Statements.

Cost of goods sold in the nine months ended September 30, 2014 includes $121,000 of restructuring costs related to the relocation of the Florida operations as discussed in Note 6 to the Condensed Consolidated Financial Statements. Cost of goods sold for the nine months ended September 30, 2013 includes severance costs of $66,000 that were recorded in the first six months of the year, offset by associated payroll savings of $134,000, during the same period in 2013.

Material costs for the three and nine months ended September 30, 2014 decreased to 18.0% and 18.1% of sales, respectively, compared with 18.2% and 19.6% in the same period in 2013.

Gross margin improved in the three months ended September 30 2014 compared to the same period in 2013 but decreased for the nine months ended September 30, 2014 as a result of the factors discussed above. Gross margin in the third quarter of 2014 was $603,000, including restructuring costs, or 20.7% versus $550,000 or 20.0% in the same period in 2013. For the nine months ended September 30, 2014, gross margin was $325,000, including restructuring costs, or 4.6% versus $1,557,000 or 18.3% in the same period in 2013

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2014 amounted to $745,000 or 25.6% of sales and $2,349,000 or 33.3% of sales, respectively. This compared to $743,000 or 27.0% of sales and $2,507,000 or 29.4% of sales, respectively, for the same periods in 2013. For the nine months ended September 30, 2013, SG&A expenses included approximately $75,000 in severance costs related to the workforce reduction discussed in Note 7 to the Condensed Consolidated Financial Statements, offset by associated payroll savings of $85,000 during the same period in 2013.

Loss from Operations

The Company had an operating loss of $142,000 in the three months ended September 30, 2014 compared with an operating loss of $193,000 in the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company had an operating loss of $2,023,000 compared with an operating loss of $950,000 in the same period last year. The operating losses in 2014 and 2013 primarily reflect the impact of the level of sales on the Company’s relatively fixed cost structure in those periods. The operating losses for the nine months ended September 30, 2014 include $121,000 of restructuring costs related to the relocation of the Florida operations as noted above. The operating losses for the nine months ended September 30, 2013 include payroll savings net of the impact of severance costs from the reduction in workforce of approximately $79,000.

Other Income and Expense

Interest expense for the three months ended September 30, 2014 was $46,000 compared to $48,000 in the same period in 2013. Interest expense for the nine months ended September 30, 2014 was $139,000 compared to $144,000 in the same period in 2013.

In the first quarter of 2014 and 2013, the Company sold surplus machinery and recorded a gain of $65,000 and $31,000, respectively.

In the third quarter of 2014, the Company recorded a gain of $97,000 as part of a transaction which included the sale of a platinum crucible for $145,000 and the purchase of a re-designed replacement crucible for $127,000 for use in the production of high-temperature crystals.

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013 as well as the nine months ended September 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2014, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,444,500. As a result, the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Loss

For the three and nine months ended September 30, 2014, the Company had a net loss of $91,000 and $1,997,000, respectively, compared to a net loss of $239,000 and $1,056,000, respectively, for the same periods in 2013.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of September 30, 2014 and December 31, 2013, the Company had cash and cash equivalents of $877,000 and $2,451,000, respectively. The decrease is primarily due to the net loss for the nine months ended September 30, 2014, as well as restructuring costs associated with the consolidation of the Company’s Florida operations in the Northvale, New Jersey facility during the same period.

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

The following table summarizes net cash (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(1,171)	$90
Net cash (used in) investing activities	(286)	(417)
Net cash (used in) financing activities	(117)	(112)

Net (decrease) in cash and cash equivalents	$(1,574)	$(439)

Net cash used in operating activities was $1,171,000 for the nine months ended September 30, 2014 compared to net cash provided by operations of $90,000 in the same period last year. The increase in net cash used in operating activities in the first nine months of 2014 compared to 2013 resulted primarily from the higher net loss, before non-cash deductions for depreciation and amortization and stock based compensation, generated in the current period partially offset by a decrease in inventory and an increase in accounts payable, net of an increase in accounts receivable in the period. .

Accounts receivables increased by $202,000 at September 30, 2014 compared to a decrease of $376,000 the same period last year. The increase was mainly a result of the increase in sales volume in the three months ended September 30, 2014 compared to same period in the prior year and the timing of the collection of balances.

Inventory balances decreased by $392,000 as of September 30, 2014 compared to a decrease of $268,000 for the comparable period in 2013 primarily attributable to the lower sales volumes for the for the nine months ended September 30, 2014 and 2013, respectively.

Accounts payable and accrued liabilities increased by $164,000 in the nine months ended September 30, 2014 compared to an increase of $91,000 in 2013 principally due to the timing of certain non-vendor payments as the Company strives to optimize its use of cash.

Net cash used in investing activities was $286,000 during the nine months ended September 30, 2014 compared to $417,000 last year. Capital expenditures for the nine months ended September 30, 2014 and 2013 were $382,000 and $448,000, respectively. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from the former Florida location. The expenditures in 2013 were primarily incurred to refurbish operating facilities and to purchase manufacturing equipment. In the first six months of 2013, the Company paid the balance of the purchase price of $325,000 of the new equipment when the equipment was placed in service and the full amount of the asset was included in Machinery and Equipment at December 31, 2013.

During the nine months ended September 30, 2014, the Company recorded a gain of $97,000 as part of a transaction which included the sale of a platinum crucible for $145,000 and the purchase of a re-designed replacement crucible for $127,000 for use in the production of high-temperature crystals. This was included in Precious Metals on the Condensed Consolidated Balance Sheet as of September 30, 2014.

In addition, the Company sold surplus machinery related to the consolidation of the Florida operation in Northvale, NJ, during the nine months ended September 30, 2014 for net proceeds of $78,380. In the nine months ended September 30, 2013, the Company received net proceeds of $31,000 on the sale of surplus equipment.

Net cash used in financing activities was $117,000 and $112,000 during the nine months ended September 30, 2014 and 2013, respectively, for required principal payments made on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $1,574,000 and $439,000 in the nine months ended September 30, 2014 and 2013, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information required under this item.

ITEM 4.     CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014 (the “Evaluation Date”), and based on such evaluation have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Not applicable

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: November 14, 2014

