Form 10-K
period 2014-12-31
Inrad Optics, Inc.
filed 2015-04-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,968,253. (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of April 10, 2015 – 12,349,493 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on 10-K.

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

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey, about 15 miles northwest of New York City. The Company vacated its Sarasota, Florida facility on March 31, 2014 and the Sarasota operations were transferred to Northvale, New Jersey by the same date.

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

The Laser Devices and Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense and security EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s net sales by product categories during the past three years. Laser System Devices and Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2014		2013		2012
Category (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Optical Components	$7,789	80.1	$8,628	76.8	$8,758	76.7
Laser Devices and Instrumentation	1,937	19.9	2,608	23.2	2,646	23.3
Total	$9,726	100.0	$11,236	100.0	$11,404	100.0

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

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision CNC and diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies. Plating specialties include void-free gold and electroless nickel.

b)	UV Filter Optical Components

This product line consists of crystals and crystal devices including UV filter materials of both patented and proprietary materials with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors. Such materials include nickel sulfate and other proprietary materials.

Laser Devices and Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments. In addition to the filter materials consumed by the UV Filter Optical components described above, current materials produced include Beta Barium Borate (BBO), Lithium Niobate, Zinc Germanium DiPhosphide, Potassium Dihydrogen Phosphate, Potassium Dideuterium Phosphate and Stilbene. Applications for these materials include defense, homeland security, surgical lasers, and industrial processing lasers. The Crystals and Devices team is also engaged in ongoing R & D efforts to develop new materials for evolving applications. Some of the major products produced for the photonics marketplace include:

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

In 2014, 2013 and 2012 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2014		2013		2012
Market (In thousands)	Net Sales	%	Net Sales	%	Net Sales	%
Defense/Aerospace	$3,364	34.6	$4,520	40.2	$5,089	44.6
Process control & metrology	3,433	35.3	2,664	23.7	3,484	30.5
Laser systems	2,220	22.8	2,988	26.6	2,421	21.2
Universities & national laboratories	709	7.3	1,064	9.5	410	3.7
Total	$9,726	100.0	$11,236	100.0	$11,404	100.0

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

Defense/Aerospace sales represented approximately 34.6%, 40.2% and 44.6% of sales in 2014, 2013 and 2012. The decrease in 2014 is primarily due to one large customer whose program funding was delayed in 2014. We expect booking of new orders for this customer to resume in 2015. Despite lower sales, new order bookings from customers in the defense and aerospace market increased in 2014 compared to 2013 resulting in a higher year over year backlog.

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

Sales in the Process Control and Metrology market increased in 2014 as a percentage of total sales, from 23.7% to 35.3%, as sales rose $769,000 or approximately 29% compared to 2013. The increase in 2014 is mainly the result of increased demand from a few large customers along with the introduction of a new product to another customer in this market. Developments made with this customer in 2013 led to a large production order in 2014.

In 2013, sales in this market decreased as a percentage of total sales and actual sales, compared to 2012. The decrease in 2013 correlates with the decline in business activity experienced by the semiconductor market as a whole.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued opportunities which match its capabilities in precision optics, crystal products, and monochromators.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as, other markets that are not currently large enough to list individually.

Sales in this market decreased in 2014 as a percentage of sales, compared to 2013 from 26.6% to 22.8%, down $768,000. This was primarily the result of the completion of a large government contract and a delay in the funding of a follow on contract from the same customer which was not received until the fourth quarter of 2014. Sales in 2013 increased over 2012 although sales to OEM customers remained fairly constant while sales to customers in smaller markets increased.

Universities and National Laboratories

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that market. Sales to customers within the University and National Laboratories market sector consist primarily of the Company’s legacy systems, Pockels cells and related repairs. Sales in 2014 decreased as a percentage of total sales as compared to 2013 and sales revenue declined by approximately $355,000 primarily as the result of the delayed timing of a large government contract which was not received until the fourth quarter of 2014

Sales in 2013 increased by approximately 160% over 2012, primarily the result of increased demand from one large customer.

Major Customers

Historically, the Company’s sales have been concentrated within a small number of customers, although the top customers have varied from year to year. In 2014, the Company had sales to three major customers which accounted for 14.0%, 10.3%, and 8.1% of sales, respectively. One customer is a domestic manufacturer of medical laser systems while the other major customers included a large U.S. defense contractor who manufactures systems for the U.S. and foreign governments and a large OEM in the process control and metrology market.

In 2013, the top three customers represented 9.4%, 8.2% and 7.3% of sales, respectively. In 2012, the top three customers represented 11.2%, 10.7% and 8.6% of sales, respectively.

Sales to the Company’s top five customers represented approximately 45.4%, 37.7% and 43.1% of sales, in 2014, 2013 and 2012, respectively. These customers are all OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, Asia and Japan and amounted to approximately 19.2%, 14.5%, and 14.3% of product sales in 2014, 2013 and 2012, respectively.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time. In such cases, the Company negotiates to obtain firm price commitments, as well as cash advances from its suppliers for the purchase of the materials necessary to fulfill the order.

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

Backlog

The Company’s order backlog at December 31, 2014 was $6,455,000. The Company’s order backlog as of December 31, 2013 and 2012 was $4,357,000 and $5,898,000, respectively.

We anticipate shipping a majority of the present backlog during fiscal year 2015. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Changes in the photonics industry have had an effect on suppliers of custom optics. As end users have introduced products requiring large volumes of optical components, suppliers have responded either by staying small and carving out niche product areas, or by ramping up manufacturing capacity and modernizing their manufacturing methods to meet higher volume production rates. Additionally, the availability of an increasingly large variety of inventoried inexpensive catalog optics has led some OEM manufacturers to “design in” these low-cost solutions rather than utilizing custom designed and manufactured products.

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

Employees

As of the close of business on March 27, 2015, the Company had 70 full-time employees.

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

There are no other federal regulations or any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey.

Availability of Reports

Our principal executive offices are located at 181 Legrand Avenue, Northvale, N.J. 07647 which also houses our manufacturing operations. Our telephone number is 201-767-1910 and our corporate website address is www.inradoptics.com. We include our website address in this annual report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

a)	The Company has incurred a net loss for the past three years

The Company has historically incurred substantial net losses. We had a net loss of $2.2 million and $1.6 million for the fiscal years ended December 31, 2014 and 2013, respectively. While we expect losses of a smaller magnitude to continue in the near term, these losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. We are unable to predict when we will become profitable and our inability to achieve and sustain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

c)	The Company has exposure to Government Markets

Sales to customers in the defense industry represent a significant part of our business. These customers in turn generally contract with government agencies. Most governmental programs are subject to funding approval through congressional appropriations which can be modified or terminated without warning upon the determination of a legislative or administrative body. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government such as the Budget Control Act of 2011 which significantly reduced appropriations below forecasted levels for most federal agencies, including the Department of Defense. In addition, the 2015 Presidential Budget includes reductions in spending for the Department of Defense. It is difficult to assess how this will impact our defense industry customers and the business we do with them, in the future. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2014, five customer accounts represented approximately 45.4% of total revenues and two of these customers each accounted for more than 10.0% of revenues in 2014. Since we are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, the relative size and identity of our largest customers change somewhat from year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

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

i)	The Company’s manufacturing processes require products from limited sources of supply

The Company utilizes many relatively uncommon materials and compounds to manufacture its products. Examples include optical grade quartz, specialty optical glasses, scarce natural and manmade crystals, beryllium and its alloys, and high purity chemical compounds. The Company’s suppliers could fail to deliver sufficient quantities of these necessary materials on a timely basis, or deliver contaminated or inferior quality materials, or markedly increase their prices. Any such actions could have an adverse effect on the Company’s business, despite the Company’s efforts to secure long term commitments from its suppliers. Adverse results might include reducing the Company’s ability to meet commitments to its customers, compromising the Company’s relationship with its customers, adversely affecting the Company’s ability to meet expanding demand for its products, or causing the Company’s financial results to deteriorate.

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

k)	The Company may not be able to fully protect its intellectual property

The Company currently holds one patent for a material applicable to an important product, but does not in general rely on patents to protect its products or manufacturing processes. The Company generally relies on a combination of trade secrets and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology. In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company’s rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Administrative, engineering and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey. The lease for the Northvale facility expired on October 31, 2013 and the Company continues to occupy the facility under the terms of the expired lease paying a reduced amount of monthly rent that includes all real estate taxes, maintenance and operating costs.

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics Inc., moved its operations from Sarasota, Florida into the Northvale location in the first quarter of 2014 and the lease for the facility was terminated.

We believe that our existing facility is adequate to meet current and future projected production needs.

Item 3.	Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

21)	Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Bulletin Board under the symbol INRD.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2013 through the quarter ended December 31, 2014, as reported by the National Association of Securities Dealers NASDAQ System. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2014	$.21	$.14

Quarter ended September 30, 2014	.24	.12

Quarter ended June 30, 2014	.35	.10

Quarter ended March 31, 2014	.35	.22

Quarter ended December 31, 2013	.25	.15

Quarter ended September 30, 2013	.31	.12

Quarter ended June 30, 2013	.30	.20

Quarter ended March 31, 2013	.60	.22

As of March 27, 2015 the Company’s closing stock price was $0.28 per share.

b)	Shareholders

As of March 27, 2015, there were approximately 136 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 300 beneficial shareholders.

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

e)	Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

2000 Equity Compensation Program approved by shareholders	341,621	$1.24	—

2010 Equity Compensation Program approved by shareholders	536,196	$0.73	3,463,804

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2014	2013	2012	2011	2010

Revenues	$9,726,145	$11,235,654	$11,403,827	$13,177,194	$11,054,178

Net (loss) income	(2,514,851)	(1,649,961)	(1,420,833)	164,746	(733,813)

Earnings per share
Basic (loss) earnings per share	(0.21)	(0.14)	(0.12)	0.01	(0.06)
Diluted (loss) earnings per share	(0.21)	(0.14)	(0.12)	0.01	(0.06)

Weighted average shares
Basic	12,221,734	11,975,900	11,825,583	11,658,891	11,522,297
Diluted	12,221,734	11,975,900	11,825,583	11,753,669	11,522,297

Total assets	7,396,415	9,848,055	11,425,139	11,838,003	12,621,803
Long-term obligations	3,048,747	3,212,868	3,369,135	2,825,633	3,960,874
Shareholders’ equity	2,995,647	5,363,840	6,794,848	7,857,995	7,373,752

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements

Results of Operations

The following table sets forth, for the past three years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2014	2013	2012
Revenues:
Product sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (Including Restructuring)	91.2%	85.1%	78.2%
Gross profit margin	8.8%	14.9%	21.8%
Selling, general and administrative expenses	31.3%	28.2%	29.3%
Goodwill impairment charge	3.2%	—%	—%
Operating (loss) income	(25.7)%	(13.3)%	(7.4)%
Net (loss) income	(25.9)%	(14.7)%	(12.5)%

Revenues

Sales were $9,726,000 in 2014, a decrease of 13%, or $1,510,000 compared to $11,236,000 in 2013.

By product category, the net decrease in 2014 consisted of a decrease of $839,000 or 10% in shipments of optical components and a decrease of $671,000 or 26% in laser systems devices and instrumentation compared to the prior year.

Lower sales from customers in the defense and aerospace, laser systems, and universities/national labs was partially offset by an increase in shipments to customers in the process control and metrology market compared with 2013.

Sales to the defense and aerospace market declined 26% to $3,364,000 compared to $4,520,000 in 2013. This decline reflects the impact of delays or cut-backs in government defense spending on the products or systems supplied by our customers. The Company had a significant decrease in sales to two large defense customers related to a delay in new funding of long-term programs. This was partially offset by increased sales to other customers in this market.

Sales in the process control and metrology market increased in 2014 by 29% to $3,433,000 compared to $2,664,000 in 2013. The increase in 2014 is mainly attributable to increased demand from a few large customers and the introduction of a new product to another customer in this market. Developments made with this customer in 2013 led to a large production order in 2014.

The Company serves the non-military laser industry as an OEM supplier of standard and custom optical components and laser accessories. Sales to this and related markets were $2,220,000 in 2014 compared to $2,988,000 in 2013. Overall, sales of laser devices and related products represented 22.8% of total sales in 2014, a decrease from 26.6% in 2013.

Sales to customers within the university and national laboratories market sector decreased in 2014 to $709,000 compared to $1,064,000 in 2013 mainly as a result of decreased sales to a catalog distributor that sells our products into this market.

In 2013, the Company’s overall sales decreased to $11,236,000 in 2013 or 1.5% compared to $11,404,000 in 2012. The decline in sales was mainly the result of lower orders or the delay in receiving orders from several larger customers compared to 2012.

By product group, sales of optical components of decreased 1.5% and sales of laser system devices and instrumentation decreased by 1.4%.

Sales to the defense and aerospace market of $4,520,000 in 2013 declined 11.2% from $5,089,000 in 2012 due to the impact of the economic downturn on customer demand driven by changes in government spending patterns.

Sales to the process control and metrology market also decreased by 23.5% to $2,664,000 in 2013 from $3,484,000 in 2012 as a result of delays in receiving orders from several larger customers. These declines were partially offset by an increase in the market for laser devices and related products which increased in 2013 to $2,988,000 from $2,421,000 in 2012.

In 2013, sales to university and national laboratories increased to $1,064,000 compared to $410,000 in 2012 mainly as the result of significant increase in customer orders from a catalogue distributor that sells our products in this market.

Bookings

The Company booked new orders totaling approximately $12.0 million in 2014, an increase of 21.5% from $9.8 million in 2013. An increase in demand from the defense and the process control and metrology segments were primarily responsible for the increase. Bookings from our top ten customers increased 31% with the addition of a new customer.  Developments made with this customer in 2013 led to a large production order in 2014.   A second customer factor was an increase of units ordered under a five year contract with the US Army.

In 2013, the Company booked new orders totaling $9.8 million, a decrease of 20.3% from $12.3 million in 2012 as orders from aerospace and defense and government entities slowed, reflecting the reduction for certain U.S defense spending.

The Company’s backlog as of December 31, 2014 increased by approximately 48% to $6.5 million from $4.4 million as of December 31, 2013. Backlog was $5.9 million as of December 31, 2012.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 91.2% and 85.1% for the years ended December 31, 2014 and 2013, respectively. In 2014, cost of goods sold was $8,869,000, including restructuring costs of $189,000 related to the closing and relocation of the Sarasota, Fl. facility and associated costs of relocating the operations to the Northvale, NJ facility. In 2013, cost of goods sold was $9,560,000 and included accrued restructuring costs of $313,000 related to the closing and relocation of the Sarasota facility.

The decrease in cost of goods sold in 2014 was mainly attributable to the $1,510,000 decrease in sales. This was partially offset by a reduction in variable manufacturing costs related to the lower sales although a large part of the Company’s manufacturing costs are fixed costs. In addition, the impact of lower sales was partially offset by cost reductions related to the closing of the Sarasota facility, net of one-time restructuring costs in 2014.

In 2013, cost of goods sold was $9,560,000 or 85.1% of sales compared to $8,914,000 or 78.2% in 2012. The increase in cost of goods sold in 2013 was mainly due to restructuring costs ($313,000) and an increase in the overhead cost component of product shipped, partially offset by a decrease in material costs that was mainly due to product mix. Manufacturing wages and salaries and related fringe benefit expenses were relatively unchanged in 2013 compared to 2012.

Gross margin in 2014 was $857,000 or 8.8% which is a decrease from 2013 from $1,675,000 or 14.9% reflecting lower sales levels offset by lower manufacturing and restructuring costs. This compares with a gross margin of $2,490,000 or approximately 21.8% in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $3,041,000 in 2014, a decrease of $131,000 or 4% from 2013. The decrease primarily reflects expense reductions related to the consolidation of the Sarasota operations into the Northvale, NJ location including approximately $140,000 in SG&A salaries, wages and associated benefits, in addition to other administrative fees of approximately $18,000. This was offset by increases in SG&A expense for temporary employees of $23,000.

As a percentage of sales, SG&A increased to 31.3% of sales in 2014 compared to 28.2% in 2013, primarily due to the lower sales in 2014.

Selling, general and administrative expenses (“SG&A”) were $3,173,000 in 2013, a decrease of $166,000 or 5% from $3,339,000 in 2012. The decrease reflects the impact of the workforce reduction in 2013 and the absence of marketing costs incurred in 2012 associated with the Company’s name change and re-branding. As a percentage of sales, SG&A also decreased to 28.2% of sales in 2013 compared to 29.3% in 2012.

Operating (Loss)

The Company had an operating loss of $2,496,000 in 2014 after recording a non-cash charge for the impairment of goodwill of $312,000, as discussed in Note 4 of the Company’s Consolidated Financial Statements. Excluding the charge for goodwill impairment, the Company had an operating loss of $2,184,000 compared to an operating loss of $1,497,000 in 2013 which primarily reflects the lower level of sales in 2014. This included restructuring costs of $189,000 and $313,000 in 2014 and 2013, respectively

In 2013, the Company had an operating loss of $1,497,000 compared to $849,000 in 2012 which primarily reflects the impact of decreased sales and the additional expenses related to accrued restructuring costs in 2013.

Other Income and Expenses

Net interest expense of $181,000 in 2014 decreased from $186,000 in 2013. Interest expense was $184,000 in 2014 compared to $194,000 in 2013 mainly due to lower debt balances. This was offset by a decrease in interest income which was $3,000 in 2014 as compared to $8,000 in 2013.

Net interest expense of $186,000 in 2013 increased 15.3% from $164,000 in 2012. Interest expense was $194,000 in 2013 compared to $181,000 in 2012 mainly due to the full year impact of the term loan payable entered into with Valley National Bank in July 2012 and normal debt repayments. Interest income for 2013 decreased to $8,000 from $16,000 in 2012 mainly as a result of changes in short term cash balances.

In 2014, the Company sold and disposed of surplus equipment and recorded a gain of $65,075. Additionally, the Company recorded a gain of $97,000 as part of a transaction which included the sale of a platinum crucible for $145,000 and the purchase of a re-designed replacement crucible for $127,000 for use in the production of high-temperature crystals.

In 2013, the Company sold and disposed of surplus equipment and recorded a gain of $32,960.

Income Taxes

In 2014 and 2013, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

As of December 31, 2011, the Company had a deferred tax asset of $408,000 which the Company estimated would be recoverable in future periods. In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. In 2012, a significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

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

Net (Loss)

In 2014, the Company recorded a net loss of $2,515,000 including a non-cash charge of $312,000 for goodwill impairment compared to a net loss of $1,650,000 in 2013 mainly as a result of the lower sales levels which were greater than the related decreases in manufacturing costs, SG&A, and Other Income/Expense, as well as cost reductions related to the consolidation of the Company’s Florida operations as of March 31, 2014.

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

As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents of $1,003,000 and $2,451,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which will enhance the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. During 2012, the Company made a down-payment of $500,000 on the equipment which was included with Other Assets at December 31, 2012. The balance of the purchase price of $325,000 was paid in 2013 when the equipment was placed in service. The full amount of the asset is included in Machinery and Equipment at December 31, 2014 and 2013.

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

The Company paid $112,500 of current interest in 2014 and $150,000 of current interest on the two notes during 2013.

The Company expects to make quarterly interest payments of $37,500 through the maturity dates of the notes.

The Company had capital expenditures in 2014 of $410,000. Of the total, $311,000 were for leasehold improvements and other capital outlays related to the relocation of the Florida operations to the Northvale facility and an additional $34,000 related to other expenditures for leasehold improvements on the Northvale facility.

The Company had capital expenditures in 2013 of $456,000 that consists of the remaining balance payment for the new thin film coating equipment of $325,000 and other expenditures to the operating facilities and the purchase of new or replacement manufacturing equipment.

In 2012, the Company made a $500,000 deposit on new equipment and had capital expenditures of $293,000 primarily to refurbish operating facilities, purchase new or replacement manufacturing equipment and re-design the Company website.

In 2014, cash decreased by $1,448,000 compared to a decrease of $638,000 in 2013. In 2012, cash decreased by $311,000.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years ended December 31,
	2014	2013	2012

Net cash (used in) provided by operations	$(978)	$(70)	$(208)

Net Proceeds from issuance of common stock, exercise of stock options and warrants	—	—	5

Capital Expenditures & down payment on equipment	(410)	(456)	(793)

Proceeds from sale of precious metals	18	—	—

Proceeds on sale or disposal of plant and equipment	(78)	38	—

Principal proceeds from term note payable	—	—	750

Principal payments on debt obligations	(157)	(150)	(66)

Overview of Financial Condition

As shown in the accompanying financial statements, the Company recorded a net loss of $2,515,000 compared to a net loss of $1,650,000 in 2013 and a net loss of $1,421,000 in 2012. This included a non-cash charge for goodwill of impairment of $312,000 in 2014 and one-time restructuring charges of $189,000 and $313,000 in 2014 and 2013, respectively.

The net loss in 2012 included a non-cash deferred tax provision of $408,000 from an increase to the valuation allowance. During 2014 and 2013, the Company’s working capital requirements were provided by cash from operation and available cash balances. During 2012, the Company’s working capital requirements were provided by cash from operations, available cash balances and proceeds from a bank term note payable.

In 2014, net cash used by operations was $978,000 compared to net cash used by operations of $70,000 in 2013. The decrease was primarily the result of the increased net loss in 2014 as well as a lower decrease in working capital in 2014 as compared to 2013.l

In 2013, net cash used by operations was $70,000 compared to net cash used by operations of $208,000 in 2012. The decrease was primarily the result of a decrease in inventory (excluding reserve) and an increase in accounts payable and accrued expenses, offset primarily by a decrease in customer advances and an increase in the net loss generated in 2013 compared to 2012..

The Company’s management expects that future cash flow from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements in 2015.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable	$2,838	$150	$2,688	$—	$—
Notes payable-other, including interest	865	190	334	46	295
Total contractual cash obligations	$3,703	$340	$3,022	$46	$295

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2014and 2013

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2014 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2014 In making this assessment, management used the original framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2014.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on Page 21

(a) (2)	Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 24. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a) (3)	Exhibits.
Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Subordinated Convertible Promissory Note dated April 1, 2011 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011)
4.3	Subordinated Convertible Promissory Note dated April 1, 2011 held by Welland, Ltd. (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011)
4.4*	Subordinated Convertible Promissory Note dated July 25, 2014 held by Clarex, Ltd. (which will supersede document 4.2)
4.5*	Subordinated Convertible Promissory Note dated July 25, 2014 held by Welland, Ltd. (which will supersede document 4.3)
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1**	Consent of Baker Tilly Virchow Krause, LLP Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from this annual report on Form 10-K of Inrad Optics, Inc. for the year ended December 31, 2014, filed on April 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

   * Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: April 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	April 13, 2015
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	April 13, 2015
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	April 13, 2015
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	April 13, 2015
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	April 13, 2015
Amy Eskilson	and Director

/s/ William J. Foote	Chief Financial Officer, Secretary,	April 13, 2015
William J. Foote	Treasurer and Principal Accounting Officer

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations shareholder's equity and cash flows for the three years in the period ended December 31, 2014. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2014, 2013, and 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrad Optics, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

April 13, 2015

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,003,254	$2,451,263
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2014 and 2013)	1,126,655	1,236,958
Inventories, net	2,686,721	3,129,855
Other current assets	142,576	144,581
Total Current Assets	4,959,206	6,962,657
Plant and Equipment:
Plant and equipment at cost	15,741,243	15,638,759
Less: Accumulated depreciation and amortization	(14,172,811)	(13,931,775)
Total plant and equipment	1,568,432	1,706,984
Precious Metals	553,925	474,960
Goodwill	—	311,572
Intangible Assets, net of accumulated amortization	280,196	358,760
Other Assets	34,656	33,122
Total Assets	$7,396,415	$9,848,055

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term notes payable –other	$164,100	$156,600
Accounts payable and accrued liabilities	1,017,755	967,963
Customer advances	170,166	146,784
Total Current Liabilities	1,352,021	1,271,347

Related Party Convertible Notes Payable	2,500,000	2,500,000

Long Term Notes Payable, net of current portion	548,747	712,868
Total Liabilities	4,400,768	4,484,215

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares 12,354,093 issued at December 31, 2014 and 12,050,603 issued at December 31, 2013	123,543	120,508
Capital in excess of par value	18,437,405	18,293,782
Accumulated deficit	(15,550,351)	(13,035,500)
	3,010,597	5,378,790

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	2,995,647	5,363,840
Total Liabilities and Shareholders’ Equity	$7,396,415	$9,848,055

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues
Net sales	$9,726,145	$11,235,654	$11,403,827

Cost and expenses
Cost of goods sold	8,680,050	9,247,515	8,913,178
Restructuring costs	189,341	312,778	—
Selling, general and administrative expense	3,041,289	3,172,512	3,339,365
Goodwill Impairment	311,572	—	—
	12,222,252	12,732,805	12,252,543

Operating (loss)	(2,496,107)	(1,497,151)	(848,716)

Other income (expense), net
Interest expense, net	(180,827)	(185,770)	(164,117)
Gain on sale or disposal of plant and equipment	65,075	32,960	—
Gain on sale of precious metals	97,008	—	—
	(18,744)	(152,810)	(164,117)

(Loss) before income taxes	(2,514,851)	(1,649,961)	(1,012,833)

Income tax provision	—	—	408,000

Net (loss) income	$(2,514,851)	$(1,649,961)	$(1,420,833)

Net (loss) per share – basic	$(0.21)	(0.14)	$(0.12)

Net (loss) per share – diluted	$(0.21)	$(0.14)	$(0.12)

Weighted average shares outstanding – basic	12,221,734	11,975,900	11,825,583

Weighted average shares outstanding – diluted	12,221,734	11,975,900	11,825,583

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2012	11,713,564	$117,137	$17,720,514	$(9,964,706)	$(14,950)	$7,857,995

401K contribution	152,460	1,525	150,250	—	—	151,775

Common stock issued on exercise of options	10,700	107	5,242	—	—	5,349

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	200,562	—	—	200,562

Net income for the year	—	—	—	(1,420,833)	—	(1,420,833)

Balance, December 31, 2012	11,881,724	118,819	18,076,518	(11,385,539)	(14,950)	6,794,848

401K contribution	163,879	1,639	79,283	—	—	80,922

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	138,031	—	—	138,031

Net loss for the year	—	—	—	(1,649,961)	—	(1,649,961)

Balance, December 31, 2013	12,050,603	120,508	18,293,782	(13,035,500)	(14,950)	5,363,840

401K contribution	298,490	2,985	68,270	—	—	71,255

Common stock issued on vesting of stock grants	5,000	50	(50)	—	—	—

Stock-based compensation expense	—	—	75,403	—	—	75,403

Net loss for the year				(2,514,851)		(2,514,851)

Balance, December 31, 2014	12,354,093	$123,543	$18,437,405	$(15,550,351)	$(14,950)	$2,995,647

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:

Net (loss)	$(2,514,851)	$(1,649,961)	$(1,420,833)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	615,976	586,636	650,170
Goodwill impairment charge	311,572	—	—
401K common stock contribution	71,255	80,922	151,775
Deferred income taxes	—	—	408,000
(Gain) on sale or disposal of plant and equipment	(65,075)	(32,960)	—
(Gain) on sale of precious metals	(97,008)	—	—
Stock-based compensation expense	75,403	138,031	200,562
Change in inventory reserve	116,270	161,311	194,695

Changes in operating assets and liabilities:
Accounts receivable	110,303	320,972	494,957
Inventories	326,864	305,480	(881,821)
Other current assets	2,005	14,161	26,556
Other assets	(4,060)	1,716	1,718
Accounts payable and accrued liabilities	12,292	154,258	(64,052)
Customer advances	23,382	(150,467)	30,433
Accrued interest on Related Party Convertible Note Payable	37,500	—	—
Total adjustments and changes	1,536,679	1,580,060	1,212,993
Net cash (used in) operating activities	(978,172)	(69,901)	(207,840)

Cash flows from investing activities:
Purchase of plant and equipment	(409,639)	(455,982)	(292,603)
Down payment on purchase of equipment	—	—	(500,000)
Proceeds from sale of plant and equipment	78,380	38,000	—
Proceeds from sale of precious metals	18,043	—	—
Net cash (used in) investing activities	(313,216)	(417,982)	(792,603)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	5,349
Proceeds from term note payable	—	—	750,000
Principal payments of notes payable-other	(156,621)	(149,867)	(66,098)
Net cash (used in) provided by financing activities	(156,621)	(149,867)	689,251
Net (decrease) in cash and cash equivalents	(1,448,009)	(637,750)	(311,192)

Cash and cash equivalents at beginning of the year	2,451,263	3,089,013	3,400,205

Cash and cash equivalents at end of the year	$1,003,254	$2,451,263	$3,089,013

Supplemental Disclosure of Cash Flow Information:
Interest paid	$146,000	$191,000	181,000
Income taxes paid	$3,500	$2,000	12,000

Non Cash Financing Activities:
Exchange of Precious Metals	$126,755	$—	$—

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2014

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”), formerly known as Photonic Products Group, Inc., was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser devices and instruments. The Company had manufacturing operations in Northvale, New Jersey and Sarasota, Florida. In 2014, the Sarasota operations were consolidated within the Company’s Northvale, New Jersey facility and the Florida facility was vacated as of March 31, 2014.

The Company’s principal customers include commercial instrumentation companies and OEM laser systems manufacturers, research laboratories, government agencies, and defense contractors. The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe, Israel, Japan, and Asia, using independent sales agents.

b.	Liquidity

As of December 31, 2014, the Company had working capital of $3,607,185 and cash and cash equivalents of $1,003,254. In 2014, the Company’s Sarasota operations were consolidated within the Company’s Northvale, New Jersey facility and the Florida facility was vacated as of March 31, 2014. Management believes based on the consolidation of the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least December 31, 2015.

c.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts and transactions are eliminated.

d.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

e.	Cash and cash equivalents

The Company considers cash-on-hand and highly liquid investments with original maturity dates of three months or less at the date of purchase to be cash and cash equivalents. Investments with original maturity dates exceeding three months are separately disclosed on the Consolidated Balance Sheets and as cash flows from investing activities on the Consolidated Statements of Cash Flows.

f.	Accounts receivable

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

g.	Inventories

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

h.	Plant and Equipment

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

i.	Income taxes

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2011.

j.	Impairment of long-lived assets

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

k.	Goodwill and intangible assets with indefinite lives

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

l.	Stock-based compensation

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

m.	Revenue recognition

The Company records revenue from the sale of products and services used in the photonics industry when all four of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the sales price is fixed or determinable; and

•	collectability is reasonably assured.

Losses on contracts in progress are recorded when identified.

n.	Internal research and development costs

Internal research and development costs are charged to expense as incurred.

o.	Precious metals

Precious metals consist of various fixtures used in the high temperature crystal growth manufacturing process. They are valued at the lower of cost or net realizable value.

p.	Advertising costs

Advertising costs included in selling, general and administrative expenses were $9,900, $8,900 and $8,500 for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2014, the Company’s top five customer accounts in the aggregate represented approximately 45.4% of total revenues, and the top three customers accounted for 32.4% of revenues. These three customers each represented approximately 14.0%, 10.3% and 8.1% of sales, respectively. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

r.            New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company's Financial Statements.

In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or, will have, a major effect on an entity’s operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014 with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s Financial Statements.

2.          Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $1,783,000 for 2014 and $1,666,000 for 2013:

	December 31,
	2014	2013
	(In thousands)
Raw materials	$1,049	$1,012
Work in process, including manufactured parts and components	956	1,155
Finished goods	682	963
	$2,687	$3,130

3.          Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2014	2013
	(In thousands)
Office and computer equipment	$1,389	$1,292
Machinery and equipment	11,907	12,045
Leasehold improvements	2,445	2,302
	15,741	15,639
Less accumulated depreciation and amortization	(14,173)	(13,932)
	$1,568	$1,707

Depreciation expense recorded by the Company totaled approximately $535,000, $508,000 and $571,000 for 2014, 2013 and 2012, respectively. Plant and equipment with a net book value of $13,305 and $5,040 was disposed of in 2014 and 2013, respectively.

At December 31, 2012, the Company had an outstanding commitment to purchase new equipment for $825,000. In 2012, the Company made a down-payment of $500,000 on the equipment. In March of 2013, an additional installment payment of $242,500 was made upon delivery of the equipment to the Company’s Northvale location. The balance of the purchase price of $82,500 was paid in the second quarter of 2013 when the equipment was placed in service. The full amount of the asset is included in Machinery and Equipment at December 31, 2014 and 2013.

The Company evaluates its property and equipment and intangible assets with finite lives for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2014, its long-lived assets were not impaired.

4.          Goodwill

The carrying value of goodwill was approximately $312,000 at December 31, 2014 and 2013.

The following table summarizes goodwill balances at December 31, 2014 and 2013 and changes in the carrying amount of goodwill during the year ended December 31, 2014:

Amount
(In thousand)

Balance at December 31, 2013	$312
Impairment charge	(312)
Balance at December 31, 2014	$—

There were no changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012, respectively.

The Company tests for impairment of goodwill in December of each year. The testing for goodwill impairment initially involves an assessment of qualitative factors. This assessment serves as the basis for determining whether it is more likely than not, which is defined as greater than 50%, that the fair value of the reporting unit is less than its carrying amount, including goodwill. In assessing the qualitative factors, the Company considers factors such as economic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events that may affect the reporting unit. During 2014, the Company experienced a decline in sales and profitability and the economic and industry conditions remained uncertain. This factor was considered as part of the Company’s overall assessment.

If after assessing the totality of events and circumstances involving the reporting unit it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then it is not necessary to perform the more detailed two-step process. If the assessment determines that it is more likely than not that the fair value of the reporting unit is less that its carrying amount an additional two-step process is followed for testing impairment of the goodwill. The first step compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired as of the measurement date. Otherwise, if the carrying value exceeds the fair value, a second step must be followed to determine the level of impairment. In establishing the fair value of the reporting unit, the Company uses both a market based approach and an income based approach as part of its valuation methodology. Since quoted market prices in an active market are not separately available for the Company’s reporting units the market based method estimates the fair value of the reporting unit utilizing an industry multiple of projected earnings before interest taxes, depreciation and amortization (“EBITDA”). Due to the small capitalization value of the Company, the low trading volume of its stock and the niche market served by its products, the application of available industry comparables in establishing fair value requires a high degree of management judgment, and the actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. The income approach determines fair value based on the estimated discounted cash flows that each reporting unit is expected to generate in the future. For each method, the sensitivity of key assumptions are tested by using a range of estimates and the results of each method are corroborated as part of management’s determination of fair value.

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

Upon completion of the first step, the Company concluded that it was more likely than not that the carrying value of the reporting unit exceeded its fair value and a step-two analysis was required. The step-two analysis resulted in the Company recording an impairment charge against the full carrying value of goodwill of the related reporting unit in the amount of $312,000.

The Company also evaluated its property and equipment and intangible assets for impairment. Based on the results of the tests performed, management concluded that that an impairment of its long-lived assets is not required at December 31, 2014.

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

Amortization expense was approximately $79,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate amortization for the next five years is expected to be approximately $280,000, accumulating at the rate of $79,000 per year. The weighted average remaining life of the Company’s intangible assets is approximately 3.5 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	(414)	$136
Completed technology	363	(271)	92
Trademarks	187	(135)	52

Total	$1,100	(820)	$280

	At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(373)	$177
Completed technology	363	(245)	118
Trademarks	187	(123)	64

Total	$1,100	$(741)	$359

6.          Related Party Transactions

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

The Company paid $112,500, 150,000 and $150,000 for interest on the notes in 2014, 2013 and 2012, respectively. Accrued interest of $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2014. The accrued interest was paid in January, 2015. The Company expects to continue to make quarterly interest payments of $37,500 through the maturity dates of the notes.

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

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long Term Notes consist of the following:

	December 31,
	2014	2013
	(In thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$408	$554
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$305	$315
	713	869
Less current portion	(164)	(156)
Other Long Term Notes, excluding current portion	$549	$713

Other Long Term Notes mature as follows:

Year ending December 31:	(In thousands)
2015	$164
2016	171
2017	108
2018	12
2019	13
Thereafter	245
$713

8.          Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2014	2013
	(In thousands)
Trade accounts payable and accrued purchases	$580	$339
Accrued payroll	122	127
Accrued 401K company matching contribution	146	141
Accrued restructuring costs	35	297
Accrued expenses – other	135	64
	$1,018	$968

9.          Income Taxes

The Company’s income tax provision consists of the following:

	Years Ended December 31,
	(In thousands)
	2014	2013	2012

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	—	—	408
State	—	—	—
	—	—	408
Total	$—	$—	$408

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2014	2013	2012
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State statutory rate	(8.9)	(7.8)	(8.0)
Change in Valuation Allowance	43.5	34.2	59.5
Permanent Differences	(1.4)	(0.5)	8.6
Prior year adjustments	1.3	12.5	13.4
Other	(0.5)	(4.4)	0.8
Effective income tax rate	0%	0%	40.3%

At December 31, 2014, the Company had estimated Federal and State net operating loss carry forwards of approximately $9,313,000 and $4,589,000, respectively. These tax loss carry forwards expire at various dates through 2032.

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2014	2013
	(In thousands)
Account receivable reserves	$6	$7
Inventory reserves	749	700
Inventory capitalization	113	131
Depreciation	188	192
Loss carry forwards	3,523	2,590
Gross deferred tax assets	4,579	3,620
Valuation allowance	(4,579)	(3,620)
Net deferred tax asset	$—	$—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2014 and 2013, the Company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $959,000 and $565,000, respectively, to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2011.

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

c.           Stock Option Expense

The Company's results for the years ended December 31, 2014, 2013 and 2012 include stock-based compensation expense for stock option grants totaling $74,000, $133,000 and $196,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($32,000 for 2014, $71,000 for 2013 and $100,000 for 2012), and selling, general and administrative expenses ($42,000 for 2014, 62,000 for 2013 and $96,000 for 2012).

As of December 31, 2014, 2013 and 2012, there were $28,000, $92,000 and $199,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.1 years, 0.7 years and 2 years, respectively.

The weighted average estimated fair value of stock options granted in the three years ended December 31, 2014, 2013 and 2012 was $0.26, $0.27 and $0.43, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Volatility	116%	98 – 114%	91%
Risk-free interest rate	1.9%	1.9 - 2.7%	1.6%
Expected life	10 years	10 years	10 years

d.           Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2012	1,079,676	$1.02
Granted	30,000	.50
Exercised	(10,700)	.50
Forfeited/Expired	(137,153)	1.06
Outstanding as of December 31, 2012	961,823	1.00
Granted	95,000	0.30
Exercised	—	—
Forfeited /Expired	(77,802)	.67
Outstanding as of December 31, 2013	979,021	$.96
Granted	103,000	.27
Exercised	—	—
Forfeited /Expired	(204,204)	$.76
Outstanding as of December 31, 2014(b)	877,817	$.93	5.1	—

Exercisable as of December 31, 2014	727,758	1.06	4.9	—

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2014 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2014.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2014.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2014.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value - $
Non-vested - January 1, 2014	206,897	.55
Granted	103,000	.26
Vested	(125,598)	.68
Forfeited	(34,240)	.45
Non-vested – December 31, 2014	150,059	.27

The total weighted average grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012, was $86,000, $132,000 and $230,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.23 - $0.35	168,000	8.7	$.28	28,330	$.31
$0.50 - $1.03	580,996	5.6	$.96	570,607	$.97
$1.20 - $1.75	128,821	3.1	$1.62	128,821	$1.62

e.           Restricted Stock Unit Awards

The Company did not grant any restricted stock unit awards in 2014, 2013, and 2012, respectively.

During 2011, the Company granted 15,000 restricted stock unit awards under the 2010 Performance Share Program with an estimated fair value of $14,550. As of December 31, 2014, all of these grants are fully vested.

The Company recognized related stock compensation expense of $1,000 in Selling, General and Administrative expenses in 2014 and $5,000 in 2013, and 2012, respectively, related to these grants.

A summary of the Company’s non-vested restricted stock unit awards shares is as follows:

	# of Units	Weighted Average Grant Date Fair Value $

Outstanding as of January 1, 2012	15,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2012	10,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2013	5,000	.97
Granted	—	—
Vested	(5,000)	.97
Forfeited/Expired	—	—
Outstanding as of December 31, 2014	—	—

The total fair value of restricted stock units which vested during 2014, 2013 and 2012 was approximately $5,000 for each year.

11.         Net (Loss) per Share

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

For the year ended December 31, 2014, a total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation because their effect is anti-dilutive. In addition, 877,817 common stock equivalents related to outstanding options have been excluded from the diluted computation because their effect is anti-dilutive.

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

The Company’s wholly-owned subsidiary, MRC Precision Metal Optics Inc., had its manufacturing operations in a leased facility located in Sarasota, Florida pursuant to a net lease that expired on August 31, 2013.  The Company continued to occupy the facility under the terms of the expired lease, on a month to month basis, at the same amount of rent which includes real estate taxes, maintenance and operating costs.  The Company vacated the facility on March 31, 2014 and the operations in Sarasota were fully consolidated within the Northvale, New Jersey facility as of March 31, 2014.

The total rent for the Sarasota facility was $52,000 (3 months), $205,000 and $202,000 in 2014, 2013 and 2012, respectively.  Adding in total rent for the New Jersey facility of $273,000, $287,000 and $283,000 over the same time periods results in total company rent payments of $325,000, $491,000, and $485,000 in 2014, 2013, and 2012, respectively.

The Company also paid real estate taxes and insurance premiums that totaled approximately $140,000 in 2014, $168,000 in 2013 and $160,000 in 2012. Included in these amounts were real estate taxes and insurance premiums solely for the Sarasota location of $16,000, $51,000 and $47,000 in 2014, 2013 and 2012, respectively.

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

In 2014, the Company’s 401(k) matching contribution for employees was $132,559. This will be funded by way of a cash contribution of $53,025 in April 2015 and a contribution of 383,715 shares of the Company’s common stock, which will be issued to the Plan in April, 2015. In 2013, the Company’s 401(k) matching contribution for employees was $142,505. This was funded by way of a cash contribution of $71,252 in March 2014 and a contribution of 298,490 shares of the Company’s common stock, which were issued to the Plan in April 2014. In 2012, the Company’s 401(k) matching contribution for employees was $161,845. This was funded by way of a cash contribution of $80,922 and a contribution of 163,879 shares of the Company’s common stock. The cash contribution was issued to the Plan in March 2013 and the Company’s common shares were issued to the Plan in April 2013. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

13.         Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 19.2%, 14.5% and 14.3% of product sales in 2014, 2013 and 2012, respectively

The Company had sales to three major customers which accounted for 14.0%, 10.3% and 8.1% of sales in 2014. One customer is a domestic manufacturer of medical laser systems. Both of the other major customers are electro-optical systems divisions of major U.S. defense industry corporations who manufacture systems for U.S. and foreign governments. In 2013, the same three customers represented 7.3%, 8.2% and 6.8%, respectively. In 2012, the same three customers represented 4.9%, 10.7% and 6.7% of sales, respectively.

During the past three years, sales to the Company’s top five customers represented approximately 45.4%, 37.7%, and 43.1% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.         Shareholders’ Equity

a.           Common shares reserved at December 31, 2014, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	341,621
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,716,621

b.           Warrants

The Company had no outstanding warrants as of December 31, 2014 and 2013.

15.         Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, certificates of deposits, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2014 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of debt at December 31, 2014 in the amount of $3,214,000 approximates fair value.

16.         Restructuring Costs

In November 2013, the Company announced plans to move the operations of its Sarasota, FL metal optics facility to its Northvale, NJ optical production center and corporate headquarters. The consolidation is part of a larger strategic effort to improve the Company's value proposition to its customers as well as improve its financial results. The physical integration of all development and production in one location is intended to enhance operating efficiencies and reduce overhead costs. The move centralizes the Company's optical problem solving skills, allowing for beneficial cross-pollination of expertise.

The decision also reflects the continued uncertainty in US defense funding. Much of the Company's metal optics business serves US government installations and defense prime contractors. The Company experienced a decrease in bookings from these customer groups in 2013 and 2014.

The Company completed the transfer of the Sarasota operations to the Northvale facility and closed the Florida facility as of March 31, 2014, as scheduled. Through December 31, 2014, the Company incurred one-time charges of approximately $814,000, primarily associated with employee termination and relocation, moving of equipment, preparation of the Northvale facility and other general costs associated with consolidation. Of the total, $313,000 of restructuring costs were expensed in the fourth quarter of 2013 and approximately $189,000 were expensed in the twelve months ended December 31, 2014. Also included in the total were capital expenditures in the amount of $311,000 in 2014 for leasehold improvements and other capital expenditures associated with this project. These capital expenditures have been included in Plant and Equipment in the Company’s Condensed Consolidated Balance Sheets at December 31, 2014.  Depreciation of these capital expenditures began in the third quarter of 2014 and totaled $43,000 for the year.

Accrued restructuring costs related to severance costs in the amount of $35,000 are expected to be paid in 2015 and are included in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at December 31, 2014.

The following table summarizes restructuring information by type of cost:

(In Thousands)	Termination and Relocation	Northvale Facility Expenditures	Moving and Other Costs	Total

Restructuring costs expected to be incurred	$227	$374	$210	$811

Accrued balance December 31, 2012	$—	$—	$—	$—
Provisions	227	—	86	313
Cash expenditures	—	—	(16)	(16)
Accrued balance December 31, 2013	$227	$—	$70	$297
Provisions	—	46	143	189
Cash expenditures	(192)	(46)	(213)	(451)
Accrued balance December 31, 2014	$35	$—	$—	$35

17.         Workforce Reduction

In the first quarter of 2013, the Company instituted a plan to reduce its combined headcount by approximately 11%, in order to reduce costs and align its workforce with current business requirements while ensuring the Company would continue to meet its customers’ needs. Annualized savings from the reductions were expected to be approximately $700,000. Severance and other separation costs of $141,000 were expensed in the first and second quarters of 2013 and offset payroll savings of approximately $220,000. Accrued severance payments of $141,000 were made in 2013, related to the workforce reduction.

18.         Quarterly Data (Unaudited)

Summary quarterly results were as follows:

Year 2014	First	Second	Third	Fourth

Net sales	$1,904,380	$2,227,546	$2,912,538	$2,681,681
Gross profit	(135,963)	(141,405)	602,730	531,392
Net income (loss)	(874,869)	(1,031,294)	(90,621)	(518,067)
Net income (loss) per share - Basic	(0.07)	(0.08)	(0.01)	(0.05)
Net income (loss) per share - Diluted	(0.07)	(0.08)	(0.01)	(0.05)

Year 2013	First	Second	Third	Fourth

Net sales	$3,077,126	$2,694,598	$2,756,488	$2,707,442
Gross profit	699,098	307,732	549,959	118,572
Net loss	(169,354)	(647,764)	(238,793)	(594,050)
Net loss per share - Basic	(0.01)	(0.06)	(0.02)	(0.05)
Net loss per share – Diluted	(0.01)	(0.06)	(0.02)	(0.05)

Year 2012	First	Second	Third	Fourth

Net sales	$2,840,681	$2,880,448	$2,903,740	$2,778,958
Gross profit	739,956	567,834	616,247	566,612
Net income (loss)	(148,959)	(333,083)	(279,589)	(659,202)
Net income (loss) per share - Basic	(0.01)	(0.03)	(0.02)	(0.06)
Net income (loss) per share - Diluted	(0.01)	(0.03)	(0.02)	(0.06)

Schedule II –Valuation and Qualifying Accounts

INRAD OPTICS, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Expenses	Additions (Deductions) to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2014	$15,000		—	—	$15,000
Year ended December 31, 2013	$15,000	1,000	—	1,000	$15,000
Year ended December 31, 2012	$15,000	—	—	—	$15,000

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2014	$3,620,000	—	959,000	—	$4,579,000
Year ended December 31, 2013	$3,055,000	—	565,000	—	$3,620,000
Year ended December 31, 2012	$2,452,000	408,000	195,000	—	$3,055,000

