Form 10-Q
period 2015-03-31
Inrad Optics, Inc.
filed 2015-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes     ☐      No     ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2015 was: 12,733,208

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,002,335	$1,003,254
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2015 and 2014)	1,157,927	1,126,655
Inventories, net	2,933,227	2,686,721
Other current assets	182,358	142,576
Total current assets	5,275,847	4,959,206
Plant and equipment:
Plant and equipment, at cost	15,756,539	15,741,243
Less: Accumulated depreciation and amortization	(14,297,782)	(14,172,811)
Total plant and equipment	1,458,757	1,568,432
Precious Metals	553,925	553,925
Intangible Assets, net	260,556	280,196
Other Assets	34,656	34,656

Total Assets	$7,583,741	$7,396,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$164,100	$164,100
Accounts payable and accrued liabilities	1,283,526	1,017,755
Customer advances	107,628	170,166
Total current liabilities	1,555,254	1,352,021

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	508,489	548,747
Total liabilities	4,563,743	4,400,768

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,354,093 shares issued at March 31, 2015 and 12,354,093 issued at December 31, 2014	123,543	123,543
Capital in excess of par value	18,443,885	18,437,405
Accumulated deficit	(15,532,480)	(15,550,351)
	3,034,948	3,010,597
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,019,998	2,995,647

Total Liabilities and Shareholders’ Equity	$7,583,741	$7,396,415

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Total revenue	$2,530,225	$1,904,380

Cost and expenses:
Cost of goods sold	1,838,442	1,981,678
Restructuring costs	—	58,665
Selling, general and administrative expenses	629,257	759,105
	2,467,699	2,799,448

Income (loss) from operations	62,526	(895,068)

Other (expense) income:
Interest expense—net	(44,655)	(44,875)
Gain on sale or disposal of plant and equipment	—	65,074
	(44,655)	20,199

Income (loss) before income taxes	17,871	(874,869)

Income tax (provision) benefit	—	—

Net income (loss)	$17,871	(874,869)

Net income (loss) per common share — basic	$0.00	$(0.07)
Net income (loss) per common share — diluted	$0.00	$(0.07)

Weighted average shares outstanding — basic	12,349,493	12,046,836
Weighted average shares outstanding — diluted	12,403,321	12,046,836

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$17,871	$(874,869)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,611	147,967
Gain on sale or disposal of plant and equipment	—	(65,074)
Stock based compensation	6,480	33,539
Changes in operating assets and liabilities:
Accounts receivable	(31,272)	385,706
Inventories, net	(246,506)	(53,115)
Other current assets	(39,782)	(12,525)
Accounts payable and accrued liabilities	265,771	29,221
Customer advances	(62,538)	86,560
Total adjustments and changes	36,764	552,279)
Net cash provided by (used in) operating activities	54,635	(322,590)

Cash flows from investing activities:
Capital expenditures	(15,296)	(172,457)
Proceeds from sale of plant and equipment	—	78,380
Net cash (used in) investing activities	(15,296)	(94,077)

Cash flows from financing activities:
Principal payments of notes payable-other	(40,258)	(38,621)
Net cash (used in) financing activities	(40,258)	(38,621)

Net (decrease) in cash and cash equivalents	(919)	(455,288)

Cash and cash equivalents at beginning of period	1,003,254	2,451,263

Cash and cash equivalents at end of period	$1,002,335	$1,999,975

Supplemental Disclosure of Cash Flow Information:
Interest paid	$44,880	$47,000
Income taxes paid	$—	$2,000

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Inventories are comprised of the following and are shown net of inventory reserves:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$1,013	1,049
Work in process, including manufactured parts and components	1,213	956
Finished goods	707	682
	$2,933	$2,687

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

For the three months ended March 31, 2015 and 2014, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to realize deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2015, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,597,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three months ended March 31, 2015, there were a total of 53,828 common stock equivalents related to outstanding stock options which were included in the computation of diluted net loss per share because they were dilutive. There were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes, in addition to 653,276 stock options which were excluded from the computation of diluted net loss per share because their effect is anti-dilutive.

For the three months ended March 31, 2014, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes, in addition to 972,523 common stock options and grants.

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

New Accounting Guidance

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”). ASU 2015-01 changed the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this Accounting Standards Update will have on its consolidated financial statements.

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

The Company's results of operations for the three months ended March 31, 2015 and 2014 include stock-based compensation expense for stock option grants totaling $6,480 and $32,327, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,148 ($16,190 for 2014), and selling, general and administrative expenses in the amount of $5,332 ($16,137 for 2014).

As of March 31, 2015 and 2014, there were $45,015 and $85,471 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.5 years and 1.5 years, respectively.

There were 133,000 and 103,000 stock options granted during the three months ended March 31, 2015 and 2014, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Expected Dividend yield	—%	—%
Expected Volatility	122 – 127%	116%
Risk-free interest rate	1.96%	1.90%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2015:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	877,817	$.93	5.1	$—
Granted	133,000	.20
Exercised	—	—
Expired/Forfeited	(119,041)	1.13

Outstanding at March 31, 2015	891,776	$.79	5.4	$38,650

Exercisable at March 31, 2015	668,047	$.97	5.1	$10,314

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2015.

	Options	Weighted-Average Grant-Date Fair Value ($)

Non-vested - January 1, 2015	150,059	.27

Granted	133,000	.19

Vested	(49,330)	.26

Forfeited	(10,000)	.22

Non-vested – March 31, 2015	223,729	.22

The total fair value of options vested during the three months ended March 31, 2015 and 2014 was $13,036 and $65,227, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the three months ended March 31, 2015 and 2014.

The Company's results of operations for the three months ended March 31, 2015 and 2014 include stock-based compensation expense for restricted stock unit grants totaling $0 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

NOTE 3- STOCKHOLDERS’ EQUITY

In April 2015, the Company issued an additional 383,715 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2014.

NOTE 4 – OTHER LONG TERM NOTES

On July 26, 2012, the Company entered into a term loan agreement in the amount of $750,000 with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in equipment. The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% annually and is due in 2032.

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$370	$408
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$302	$305
	672	713
Less current portion	(164)	(164)
Long-term debt, excluding current portion	$508	$549

NOTE 5 – RESTRUCTURING COSTS

The Company completed the transfer of the Sarasota operations to the Northvale, New Jersey facility and the Florida facility was closed as of March 31, 2014.

Restructuring charges of $59,000 were expensed in the first quarter of 2014 and cash expenditures related to the consolidation were $124,000 for the three months ended March 31, 2014. The consolidation of the operation was completed by December 31, 2014 and there were no restructuring charges in the three months ended March 31, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A and 7 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 13, 2015. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. In preparing our condensed consolidated financial statements, we made judgments and estimates that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating goodwill and intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2014.

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

The Company operates a manufacturing facility in Northvale, New Jersey. As of March 31, 2014 the Company’s Florida facility was closed and all manufacturing operations were relocated to the New Jersey facility.

Revenue

Sales for the three months ended March 31, 2015 were $ 2,530,000, an increase of 32.9% compared with $1,904,000 for the three months ended March 31, 2014. Shipments to customers in the defense and process control & metrology markets increased 64% and 53%, respectively, while shipments to customers in the national lab markets increased by 36%. This was partially offset by a 15% decrease in shipments to the laser systems and related products market.

The increase in sales for the first quarter of 2015 compared to the first quarter last year is mainly attributable to increased shipment to existing customers in both the defense and the process control & metrology markets, in addition to new business in both markets as compared to 2014.

By product group, sales of Laser Devices and Instrumentation products in the three months ended March 31, 2015 were $349,000, down slightly from $355,000 in the first quarter of 2014. Sales of Optical Components were $2,181,000 compared to $1,549,000 in the three months ended March 31, 2015 and 2014, respectively.

In the first quarter of 2015, the Company had one customer representing more than 10% of sales. There were no customers representing more than 10% of total sales in the first quarter of 2014.

The Company’s top five customers represented 46.6% of total sales in the three month period ended March 31, 2015, compared to 47.1% in the same period in 2014. Although the percentage of sales for the top five customers remained relatively unchanged, the total sales to the Company’s top five customers increased by 30.9% compared to the first quarter of 2014.

The Company booked new orders of $2,536,000 during the first three months of 2015, up slightly from bookings of $2,517,000 in the first three months of 2014.

Order backlog was $6,512,000 at March 31, 2015, up approximately 32% compared to $4,927,000 as of March 31, 2014.

Cost of Goods Sold

For the three months ended March 31, 2015, cost of goods sold was $1,838,000 compared to $2,040,000 (including restructuring costs of $59,000) in the same quarter in 2014. This represents a decrease of $202,000 or 9.9%.

The decrease in cost of goods sold, despite the higher sales, is attributable to a number of factors. Material as a percentage of sales decreased from 18.8% to 17.4% due to a to a more profitable product mix in the first quarter of 2015 versus 2014.

In addition, manufacturing salaries and wages including related fringe benefits decreased by 6.4% or approximately $75,000 for the three months ended March 31, 2015 compared to the first quarter of 2014. The decrease in 2015 reflects cost savings as a result of the Company’s consolidation of the Florida operations in the Northvale facility which was completed in the first quarter of 2014.

Manufacturing expenses also decreased by approximately 12.4% in the first quarter of 2015 from comparable period, last year. The reduction was primarily due to cost savings from the closing of the Florida facility, as discussed above.

Cost of goods sold in the first quarter of 2014 also included $59,000 of restructuring costs related to the relocation of the Florida operations.

Gross profit for the three months ended March 31, 2015 was $692,000 or 27.3% of sales compared to$(136,000) or (7.1) % in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2015 were $629,000 compared to $759,000 in the same period in 2014, a decrease of $130,000 or 17.1%

Salaries and wages, including related fringe benefits, declined by approximately 21.6% in the three months ended March 31, 2015 compared to the same period in 2014, mainly due to administrative staff reductions and cost savings in the year over year period from the consolidation of the Florida operations into the Northvale, New Jersey facility.

Other selling, general and administrative expenses during the three months ended March 31, 2015 were down by approximately 5.9% or $14,000.

Income (Loss) from Operations

The Company had income from operations of $63,000 versus a loss from operations of $895,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in income from operations in the first quarter of 2015 reflects the significant increase in sales revenue, the more profitable product mix, and cost reductions from the consolidation of the Company’s operations into the Northvale facility, as compared to the same period last year. The operating loss for the three months ended March 31, 2014 reflects the impact of lower sales revenue in addition to $59,000 of restructuring costs related to the relocation of the Florida operations.

Other Income and Expense

Interest expense, net of interest income, was $45,000 and $45,000 for the three months ended March 31, 2015 and 2014, respectively. In the three months ended March 31, 2014, the Company sold surplus machinery and recorded a gain of $65,000.

Income Taxes

For the three months ended March 31, 2015, the Company did not record a current provision for either state or federal income tax due to the availability of net operating loss carryforwards to offset against federal and state income taxes.

For the three months ended March 31, 2014 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes.

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

In evaluating the Company’s ability to realize deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence which management evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,597,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

Net Income (Loss)

For the three months ended March 31, 2015, the Company had net income of $18,000 compared to a net loss of $875,000 for the same period in 2014.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major use of cash in the past two years has been for capital expenditures, financing operations and repayment and servicing of outstanding debt.

As of March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents of $1,002,000 and $1,003,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in equipment acquired by the Company in the amount of $825,000 which enhanced the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an annual interest rate of 4.35%.

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share and expires on April 1, 2020. The Company paid interest of $37,500 in the three months ended March 31, 2015 and 2014. The Company expects to make interest payments of $37,500 in the remaining quarters of 2015 and in each quarter through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Net cash provided by (used in) operating activities	$54	$(322)
Net cash (used in) investing activities	(15)	(94)
Net cash (used in) financing activities	(40)	(39)
Net (decrease) in cash and cash equivalents	$(1)	$(455)

Net cash provided by operating activities was $54,000 for the three months ended March 31, 2015 compared to net cash used in operations of $322,000 in the same period last year. The increase in net cash from operating activities in the first three months of 2015 compared to 2014 resulted primarily from the Company’s improved sales and profitability in the three months ended March 31, 2015 compared to the first quarter of 2014.

Net cash used in investing activities was $15,000 during the three months ended March 31, 2015 compared to $94,000 last year. Capital expenditures for the three months ended March 31, 2015 and 2014 were $15,000 and $172,000, respectively. The expenditures in 2015 were primarily for leasehold improvements and operating equipment. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from Florida. The Company also sold surplus machinery during the three months ended March 31, 2014 for net proceeds of $78,380.

Net cash used in financing activities was $40,000 and $39,000 during the three months ended March 31, 2015 and 2014, respectively, for required principal payments made on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $1,000 and $455,000 in the three months ended March 31, 2015 and 2014, respectively.

The Company’s management believe that existing cash resources and cash resources anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date:    May 15, 2015

