Form 10-Q
period 2015-06-30
Inrad Optics, Inc.
filed 2015-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to______________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes    ☐    No    ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2015 was 12,733,208

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$771,107	$1,003,254
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2015 and 2014)	1,356,280	1,126,655
Inventories, net	2,985,829	2,686,721
Other current assets	175,830	142,576
Total current assets	5,289,046	4,959,206

Plant and equipment:
Plant and equipment, at cost	15,768,838	1,5741,243
Less: Accumulated depreciation and amortization	(14,421,877)	(14,172,811)
Total plant and equipment	1,346,961	1,568,432

Precious Metals	553,925	553,925
Intangible Assets, net	240,915	280,196
Other Assets	34,656	34,656

Total Assets	$7,465,503	$7,396,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$164,100	$164,100
Accounts payable and accrued liabilities	1,299,059	1,017,755
Customer advances	139,132	170,166
Total current liabilities	1,602,291	1,352,021

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	467,880	548,747
Total liabilities	4,570,171	4,400,768

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,737,808 Shares issued at June 30, 2015 and 12,354,093 issued at December 31, 2014	127,380	123,543
Capital in excess of par value	18,526,133	18,437,405
Accumulated deficit	(15,743,231)	(15,550,351)
	2,910,282	3,010,597
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,895,332	2,995,647

Total Liabilities and Shareholders’ Equity	$7,465,503	$7,396,415

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total revenue	$2,765,365	$2,227,546	$5,295,590	$4,131,926

Cost and expenses:
Cost of goods sold	2,231,330	2,307,000	4,069,771	4,288,678
Restructuring costs	—	61,951	—	120,616
Selling, general and administrative expenses	700,496	844,581	1,329,753	1,603,686
	2,931,826	3,213,532	5,399,524	6,012,980

Loss from operations	(166,461)	(985,986)	(103,934)	(1,881,054)

Other expense:
Interest expense—net	(44,518)	(45,308)	(88,946)	(90,183)
Gain on sale of plant and equipment	—	—	—	65,074
	(44,518)	(45,308)	(88,946)	(25,109)

Net loss before income taxes	(210,979)	(1,031,294)	(192,880)	(1,906,163)

Income tax (provision) benefit	—	—	—	—

Net loss	$(210,979)	$(1,031,294)	$(192,880)	(1,906,163)

Net loss per common share— basic and diluted	$(0.02)	$(0.08)	$(0.02)	$(0.16)

Weighted average shares outstanding— basic and diluted	12,733,208	12,349,490	12,459,126	12,133,666

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(192,880)	$(1,906,163)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	288,347	295,721
401K common stock contribution	79,536	71,255
Gain on sale of plant and equipment	—	(65,074)
Stock based compensation	13,028	57,964
Changes in operating assets and liabilities:
Accounts receivable	(229,625)	115,915
Inventories, net	(299,108)	212,137
Other current assets	(33,254)	41,172
Accounts payable and accrued liabilities	281,305	(48,427)
Customer advances	(31,034)	104,586
Total adjustments and changes	69,195	785,249
Net cash (used in) operating activities	(123,685)	(1,120,914)

Cash flows from investing activities:
Capital expenditures	(27,595)	(362,848)
Purchase of precious metal tools	—	(8,716)
Proceeds from sale of plant and equipment	—	78,380
Net cash (used in) investing activities	(27,595)	(293,184)

Cash flows from financing activities:
Principal payments on notes payable-other	(80,867)	(77,529)
Net cash (used in) financing activities	(80,867)	(77,529)

Net (decrease) in cash and cash equivalents	(232,147)	(1,491,627)

Cash and cash equivalents at beginning of period	1,003,254	2,451,263

Cash and cash equivalents at end of period	$771,107	$959,636

Supplemental Disclosure of Cash Flow Information:
Interest paid	$89,385	$55,000
Income taxes paid	$1,800	$2,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,031	$1,049
Work in process, including manufactured parts and components	1,236	956
Finished goods	719	682
	$2,986	$2,687

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

For the three and six months ended June 30, 2015 and 2014 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

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

On the basis of this evaluation as of June 30, 2015, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,685,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months and six months ended June 30, 2015, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 829,710 common stock options and grants, in each respective period.

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

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this Accounting Standards Update will have on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016, (including interim periods within those periods). The Company is currently assessing the potential impact of adoption on its consolidated financial statements.

NOTE 2 – EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2015 and 2014 include stock-based compensation expense for stock option grants totaling $6,548 and $24,425, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,216 ($11,000 for 2014), and selling, general and administrative expenses in the amount of $5,332 ($13,425 for 2014).

The Company's results of operations for the six months ended June 30, 2015 and 2014 include stock-based compensation expense for stock option grants totaling $13,028 and $56,752, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $2,364 ($27,190 for 2014), and selling, general and administrative expenses in the amount of $10,664 ($29,562 for 2014).

As of June 30, 2015 and 2014, there were $38,469 and $67,629 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.4 years and 1.2 years, respectively.

There were 133,000 and 103,000 stock options granted during the six months ended June 30, 2015 and 2014. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Expected Dividend yield	—%	—%
Expected Volatility	122 -127%	116%
Risk-free interest rate	2.0%	1.9%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2015:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	877,817	$.93	5.1	$—
Granted	133,000	.20
Exercised	—	—
Expired/Forfeited	(181,107)	1.08

Outstanding at June 30, 2015	829,710	$.78	5.3	$20,113

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2015.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2015	150,059	0.27
Granted	133,000	$0.19
Vested	(49,330)	$0.26
Forfeited	(16,667)	$0.23
Non-vested – June 30, 2015	217,062	$0.22

The total fair value of options vested during the six months ended June 30, 2015 and 2014 was $13,036 and $65,993, respectively.

c)	Restricted Stock Unit Awards

There were no grants of restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2015 and 2014.

The Company's results of operations for the six months ended June 30, 2015 and 2014 include stock-based compensation expense for restricted stock unit grants totaling $0 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$333	$408
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$299	$305
	632	713
Less current portion	(164)	(164)
Long-term debt, excluding current portion	$468	$549

NOTE 6 – RESTRUCTURING COSTS

The Company completed the transfer of the Sarasota operations to the Northvale, New Jersey facility and the Florida facility was closed as of March 31, 2014.

Restructuring charges of $62,000 and $121,000 were expensed in the three and six months ended June 30, 2014, respectively. In addition, cash expenditures related to the consolidation were $247,000 and $371,000 for the three months and six months ended June 30, 2014, respectively. The consolidation of the operation was completed by December 31, 2014 and there were no restructuring charges in the six months ended June 30, 2015.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

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

The Company operates a manufacturing facility in Northvale, New Jersey and has its corporate offices in the same location.

Revenue

Sales for the three months ended June 30, 2015 increased 24.1% to $2,765,000 from $2,228,000 for the comparable three months last year. For the six months ended June 30, 2015, sales were $5,296,000, an increase of 28.2%, compared to $4,132,000 for the six months ended June 30, 2014. By business category, sales of Optical Components increased by 35.9% while sales of Laser Devices/Instrumentation products increased by 26.1% for the six months ended June 30, 2015 compared with the prior year.

Sales to customers in the process control and metrology market increased by 82.8% and 39.8% for the second quarter and six months ended June 30, 2015 compared to the same periods last year and was mainly attributable to increased shipments to established customers, in addition to significant growth in new accounts.

Sales to customers in the defense market decreased by 8.2% from the second quarter of 2015 but were up by 52.5% for the six months ended June 30, 2015. The year-to-date increase was primarily due to increased order levels from two large defense contractors offset by a decline in shipments to another large defense contractor in the second quarter of 2015 compared to the respective periods in 2014.

Sales in the laser systems and related products market decreased by 33.4% for the second quarter of 2015 vs the second quarter of 2014. Sales to for the six months ended June 30, 2015 decreased 6.5% compared to the six months ended June 30, 2014.

Although the university and national lab market is the company’s smallest market it had a sales increase of 1.4% and 43.6% in the three and six months ended June 30, 2015 compared to the same periods last year.

In the six months ended June 30, 2015, the Company had one major customer representing more than 10% of total sales compared with two major customers in the six months ended June 30, 2014.

The Company’s top five customers represented 43.3% of total sales in the six month period ended June 30, 2015, compared to 46.7% in the same period in 2014. However, sales for the top five customers group were up 20.4% from the comparable period last year.

Orders booked during the first six months of 2015 were $5.1 million compared to $5.4 million in the comparable period last year.

Order backlog increased to $6.3 million at June 30, 2015, compared to $5.6 million at June 30, 2014.

Cost of Goods Sold

For the three months ended June 30, 2015, cost of goods sold was $2,231,000 compared to $2,369,000 in the same quarter in 2014, a decrease of $138,000 or 5.8%. For the six months ended June 30, 2015, cost of goods sold were $4,070,000, down by $340,000 or 7.7% compared to $4,409,000 in the same period in 2014.

Cost of goods sold in the three and six months ended June 30, 2014 include $62,000 and $121,000, respectively, of restructuring costs related to the relocation of the Florida operations as discussed in Note 6 to the Condensed Consolidated Financial Statements.

For the three months ended June 30, 2015, manufacturing salaries and wages and related fringe benefits were relatively unchanged from the three months ended June 30, 2014 despite the increased sales volume in 2015. For the six months ended June 30, 2015, manufacturing salaries and wages and related fringe benefits decreased by 3.3% or approximately $77,000 from the six months ended June 30, 2014. The decrease in 2015 primarily reflects cost savings resulting from the Company’s consolidation of the Florida operations in the Northvale facility which was completed in March of 2014.

Excluding one-time restructuring costs in 2014, manufacturing expenses decreased by approximately 31.6% and 35% in the second quarter and six months ended June 30, 2015 versus the three and six months ended June 30, 2014. The reduction was mainly due to cost savings from the consolidation of the Company’s Florida operations, as noted above.

Gross profit for the three months ended June 30, 2015 was $534,000 or 19.3% of sales compared to $(141,000) or (6.3) % in the same quarter last year. Gross profit for the six months ended June 30, 2015 and 2014 were $1,226,000 or 23.1% and $(227,000) or (6.7%) of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2015 amounted to $700,000 or 25.3% of sales and 1,330,000 or 25.1% of sales, respectively. This compared to $845,000 or 37.9% of sales and $1,604,000 or 38.8% of sales, respectively, for the same periods in 2014.

For the three and six months ended June 30, 2015 SG&A salary, wages and fringe benefits decreased by approximately $118,000 and $223,000, respectively, reflecting lower head count levels compared to the same periods in 2014 and partially reflects planned reductions from the consolidation of the Florida facility in Northvale in 2014.

Other SG&A expenses were unchanged for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Loss from Operations

The Company had a loss from operations of $166,000 in the three months ended June 30, 2015 compared with an operating loss of $986,000 in the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company had an operating loss of $104,000 compared with an operating loss of $1,881,000 in the same period last year. The decrease in the operating loss for the six months ended June 30, 2015 compared to the same period last year primarily reflects the significant increase in sales revenue, the more profitable product mix, and the impact of cost reductions from the consolidation of the Company’s operations into the Northvale facility, as compared to the same period last year. The operating losses for the three and six months ended June 30, 2014 include $62,000 and $121,000, respectively, of restructuring costs related to the relocation and consolidation of the Florida operations into the Northvale facility.

Other Income and Expense

Interest expense for the three months ended June 30, 2015 was $45,000 compared to $45,000 in the same period in 2014. Interest expense for the six months ended June 30, 2014 was $89,000 compared to $90,000 in the same period in 2014.

In the six months ended June 30, 2014, the Company sold surplus machinery and recorded a gain of $65,000.

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

For the three and six months ended June 30, 2015 and 2014, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

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

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,685,000 and therefore the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

Net Income (Loss)

For the three and six months ended June 30, 2015, the Company had a net loss of $211,000 and $193,000, respectively, compared to a net loss of $1,031,000 and $1,906,000, respectively, for the same periods in 2014 reflecting higher sales, lower expenses and improved margins due to a more profitable product mix.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in the past two years has been for financing of operations, capital expenditures mainly related to the consolidation of the Florida facility, and repayment and servicing of outstanding debt.

As of June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of $771,000 and $1,003,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an annual interest rate of 4.35%.

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020. The Company is currently paying interest of $37,500 quarterly through the maturity date of the notes to satisfy the amounts of interest accruing in each quarter.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)

Net cash (used in) operating activities	$(124)	$(1,121)
Net cash (used in) investing activities	(27)	(293)
Net cash (used in) financing activities	(81)	(78)

Net (decrease) in cash and cash equivalents	$(232)	$(1,492)

Net cash used in operating activities was $124,000 for the six months ended June 30, 2015 compared to $1,121,000 in the same period last year.

The decrease in net cash used in operating activities in the six months ended June 30, 2015 compared to 2014 resulted primarily from the Company’s improved sales and lower operating losses in the current period.

Net cash used in investing activities was $27,000 during the six months ended June 30, 2015 compared to $293,000 last year. Capital expenditures for the six months ended June 30, 2015 and 2014 were $27,000 and $363,000, respectively. The expenditures in 2015 were primarily for leasehold improvements and operating equipment. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from Florida. The Company also sold surplus machinery during the six months ended June 30, 2014 for net proceeds of $78,000.

Net cash used in financing activities was $81,000 and $78,000 during the six months ended June 30, 2015 and 2014, respectively, for required principal payments made on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $232,000 in the six months ended June 30, 2015 compared with a net decrease of $1,492,000 for the six months ended June 30, 2014.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: August 14, 2015