Form 10-Q
period 2015-09-30
Inrad Optics, Inc.
filed 2015-11-16
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of, November 12, 2015 was 12,733,208

INRAD OPTICS, INC. AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,071,050	$1,003,254
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2015 and 2014)	1,026,635	1,126,655
Inventories, net	3,048,744	2,686,721
Other current assets	146,575	142,576
Total current assets	5,293,004	4,959,206

Plant and equipment:
Plant and equipment, at cost	14,490,075	15,741,243
Less: Accumulated depreciation and amortization	(13,256,443)	(14,172,811)
Total plant and equipment	1,233,632	1,568,432

Precious Metals	553,925	553,925
Intangible Assets, net	221,266	280,196
Other Assets	34,656	34,656
Total Assets	$7,336,483	$7,396,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$164,100	$164,100
Accounts payable and accrued liabilities	923,188	1,017,755
Customer advances	279,813	170,166
Total current liabilities	1,367,101	1,352,021

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	426,916	548,747
Total liabilities	4,294,017	4,400,768

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,737,808 shares issued at September 30, 2015 and 12,354,093 issued at December 31, 2014	127,380	123,543
Capital in excess of par value	18,532,682	18,437,405
Accumulated deficit	(15,602,646)	(15,550,351)
	3,057,416	3,010,597
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,042,466	2,995,647
Total Liabilities and Shareholders’ Equity	$7,336,483	$7,396,415

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenue	$2,799,952	$2,912,538	$8,095,543	$7,044,464

Cost and expenses:
Cost of goods sold	2,038,459	2,309,808	6,108,230	6,598,486
Restructuring costs	—	—	-	120,616
Selling, general and administrative expenses	582,459	744,815	1,912,213	2,348,501
	2,620,918	3,054,623	8,020,443	9,067,603

Income (loss) from operations	179,034	(142,085)	75,100	(2,023,139)

Other expense:
Interest expense—net	(43,941)	(45,544)	(132,887)	(135,728)
Gain on sale of plant and equipment	5,500	—	5,500	65,075
Gain on sale of precious metals	-	97,008	-	97,008
	(38,441)	51,464	(127,387)	26,355

Net income (loss) before income taxes	140,593	(90,621)	(52,287)	(1,996,784)

Income tax (provision) benefit	—	—	—	—

Net Income (loss)	$140,593	$(90,621)	$(52,287)	$(1,996,784)

Net income (loss) per common share—basic and diluted	$0.01	$(0.01)	$(0.00)	$(0.16)

Weighted average shares outstanding—basic	12,733,208	12,349,490	12,528,560	12,188,408

Weighted average shares outstanding—diluted	12,812,542	12,349,490	12,528,560	12,188,408

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(52,287)	$(1,996,784)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	420,675	462,884
401K common stock contribution	79,537	71,255
Gain on sale of plant and equipment	(5,500)	(65,075)
Gain on sale of precious metals	-	(97,008)
Stock based compensation	19,577	69,223
Changes in operating assets and liabilities:
Accounts receivable	100,020	(202,478)
Inventories, net	(362,023)	392,100
Other current assets	(3,999)	7,296
Accounts payable and accrued liabilities	(94,567)	163,655
Customer advances	109,647	23,859
Total adjustments and changes	263,367	825,711
Net cash provided by (used in) operating activities	211,080	(1,171,073)

Cash flows from investing activities:
Capital expenditures	(26,953)	(382,331)
Proceeds from sale of plant and equipment	5,500	78,380
Proceeds from sale of precious metals	-	18,043
Net cash (used in) investing activities	(21,453)	(285,908)

Cash flows from financing activities:
Principal payments on notes payable-other	(121,831)	(116,814)
Net cash (used in) financing activities	(121,831)	(116,814)

Net increase (decrease) in cash and cash equivalents	67,796	(1,573,795)

Cash and cash equivalents at beginning of period	1,003,254	2,451,263

Cash and cash equivalents at end of period	$1,071,050	$877,468

Supplemental Disclosure of Cash Flow Information:
Interest paid	$133,560	$101,000
Income taxes paid	$1,800	$2,000

Non-Cash Financing Activities:
Exchange of precious metals	$-	$126,755

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,144	$1,049
Work in process, including manufactured parts and components	1,200	956
Finished goods	705	682
	$3,049	$2,687

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

For the three months ended September 30, 2015, the Company did not record a current provision for either state or federal income tax due to the availability of net operating loss carry-forwards to offset against federal and state income tax. For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. .A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company in the three-year period ended December 31, 2014 and the nine month period ended September 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of September 30, 2015, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,656,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months ended September 30, 2015, 79,334 common stock options were included in the computation of diluted net income per share and 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. For the nine months ended September 30, 2015 all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 820,644 common stock options.

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

The Company's results of operations for the three months ended September 30, 2015 and 2014 include stock-based compensation expense for stock option grants totaling $6,549 and $11,260, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,217 ($5,946 for 2014), and selling, general and administrative expenses in the amount of $5,332 ($5,314 for 2014).

The Company's results of operations for the nine months ended September 30, 2015 and 2014 include stock-based compensation expense for stock option grants totaling $19,577 and $68,011, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $3,581 ($33,136 for 2014), and selling, general and administrative expenses in the amount of $15,996 ($34,875 for 2014).

As of September 30, 2015 and 2014, there were $31,918 and $49,919 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.3 years and .5 years, respectively.

There were 133,000 and 103,000 stock options granted during the nine months ended September 30, 2015 and 2014. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Expected Dividend yield	—%	—%
Expected Volatility	122-127%	116.4%
Risk-free interest rate	2.0%	1.9%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2015:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	877,817	$.93	5.1	$—
Granted	133,000	.20
Exercised	—	—
Expired/Forfeited	(190,173)	1.08
Outstanding at September 30, 2015	820,644	$.77	5.0	$17,795

Exercisable at September 30, 2015	613,582	$.96	4.7	$3,531

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2015.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2015	150,059	0.27
Granted	133,000	$0.19
Vested	(59,330)	$0.29
Forfeited	(16,667)	$0.23
Non-vested – September 30, 2015	207,062	$0.21

The total fair value of options vested during the nine months ended September 30, 2015 and 2014 was $17,336 and $70,294, respectively.

c)	Restricted Stock Unit Awards

The Company's results of operations for the nine months ended September 30, 2015 and 2014 include stock-based compensation expense for restricted stock unit grants totaling $0 and $1,212, respectively, and such amounts have been included in the accompanying Consolidated Statements of Operations within selling, general and administrative expenses.

NOTE 3- STOCKHOLDERS’ EQUITY

In April 2015, the Company issued an additional 383,715 common shares to the Inrad Optics 401k plan as a match to employee contributions for the year ended December 31, 2014.

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

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$294	$408
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$297	$305
	591	713
Less current portion	(164)	(164)
Long-term debt, excluding current portion	$427	$549

NOTE 6 – RESTRUCTURING COSTS

The Company completed the transfer of the Sarasota operations to the Northvale, New Jersey facility and the Florida facility was closed as of March 31, 2014.

Restructuring charges of $0 and $121,000 were expensed in the three and nine months ended September 30, 2014, respectively. The consolidation of the operation was completed by December 31, 2014 and there were no restructuring charges in the nine months ended September 30, 2015.

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

Results of Operations

Inrad Optics, Inc. operates a manufacturing facility in Northvale, New Jersey. The Company’s business falls into two main categories: Optical Components and Laser System Devices/Instrumentation.

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

The Laser System Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices that the Company manufactures are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

Revenue

Sales for the three months ended September 30, 2015 were $2,800,000, a decrease of 3.9%, from $2,913,000 for the three months ended September 30, 2014. Sales to the defense and the process control and metrology markets decreased slightly in the quarter over quarter period. This was partially offset by an increase in sales to the university and national lab market from the same period last year. The decline in defense market sales is mainly attributable to reduced shipments to one large defense contractor partially offset by increased sales to another defense customer. Process control and metrology sales to several large customers decreased in the three months ended September 30, 2015 but this was offset for the most part by an increase to another large customer in this market. One customer in the university and national lab market accounted for most of the increased sales in the third quarter of 2015 compared to 2014.

For the nine months ended September 30, 2015, sales were $8,096,000, an increase of 14.9% or $1,051,000 from $7,044,000 for the nine months ended September 30, 2014. This reflected increased sales in defense, up 22.4%, process control and metrology markets, up 18.3% and the university and national lab market which increased by 63.9%. The increase in sales to the defense market was mainly due to increased shipments to two large customers. Process control and metrology shipments increased to large customers in this market. The increase in the university and national lab market was primarily attributable to higher year-over-year sales to one customer.

In the nine months ended September 30, 2015, no customer represented more than 10% of total sales. In the nine months ended September 30, 2014, one customer represented more than 10% of total sales.

The Company’s top five customers represented 42.4% of total sales in the nine month period ended September 30, 2015, compared to 44.4% in the same period in 2014. Three of the same customers were included in the top five for each of the nine month periods ended September 30, 2015 and 2014, respectively.

Orders booked during the first nine months of 2015 totaled $7.6 million, down from $9.2 million in the comparable period last year.

Order backlog at September 30, 2015 and 2014 was $5.7 million and $6.5 million, respectively.

Cost of Goods Sold

For the three months ended September 30, 2015, cost of goods sold was $2,038,000 compared to $2,310,000 in the same quarter in 2014, a decrease of $272,000. For the nine months ended September 30, 2015, cost of goods sold decreased by $490,000 or 7.4% to $6,108,000, compared to $6,598,000, before restructuring costs of $121,000, in the same period in 2014.

The decrease in the cost of goods sold is mainly the result of anticipated cost savings from the consolidation of the Company’s Florida operations in its Northvale, New Jersey facility in the first quarter of 2014 and continued cost reductions in 2015, compared to the previous year, as a result of ongoing integration of the operations.

Material costs as a percentage of sales for the three and nine months ended September 30, 2015 were relatively unchanged compared with the same period in 2014.

For the three months ended September 30, 2015, manufacturing salaries and wages and related fringe benefits decreased by 6.1% from the three months ended September 30, 2014. For the nine months ended September 30, 2015, manufacturing salaries and wages and related fringe benefits decreased by 4.1% or approximately $144,000 from the nine months ended September 30, 2014 despite the increased sales volume in 2015. The decrease in 2015 partially reflects cost savings resulting from the Company’s consolidation of the Florida operations in the Northvale facility which was completed in March of 2014.

Gross profit for the three months ended September 30, 2015 was $762,000 or 27.2% of sales compared to $603,000 or 20.7 % in the same quarter last year. Gross profit for the nine months ended September 30, 2015 and 2014 was $1,987,000 or 24.5% and $446,000 or 6.3% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2015 amounted to $582,000 or 20.8% of sales and $1,912,000 or 23.6% of sales, respectively. This compared to $745,000 or 25.6% of sales and $2,349,000 or 33.3% of sales, respectively, for the same periods in 2014.

SG&A salaries and wages and related fringe benefits decreased by 27.4% and 24.4% for the three and nine months ended September 30, 2015 and 2014, respectively. The overall decrease is primarily attributable to headcount reductions related to the 2014 consolidation of the Company’s operations in Northvale, New Jersey, in addition to, employee attrition during 2015 that the Company expects to replace over the next few months.

For the three and nine months ended September 30, 2015, SG&A expenses excluding salary and wages, decreased by 32.5% and 7.7% compared to the three and nine months ended September 30, 2014, respectively. For the three month period, the decrease is mainly attributable to costs for relocation and travel associated with the facility consolidation, in addition to expenses for temporary employees and recruiting expenses in the third quarter of 2014 that were not incurred in the third quarter of 2015.

Income (Loss) from Operations

The Company had an operating gain of $179,000 in the three months ended September 30, 2015 compared with an operating loss of $142,000 in the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company had an operating gain of $75,000 compared with an operating loss of $2,023,000 in the same period last year. The operating gain in 2015 primarily reflects the impact of higher sales in the nine months ended September 30, 2015 and cost reductions in the three and nine months ended September 30, 2015 due to the consolidation of operations in 2014. The operating loss for the nine months ended September 30, 2014 includes $121,000 of restructuring costs related to the relocation of the Florida operations as noted above.

Other Income and Expense

Interest expense for the three months ended September 30, 2015 was $44,000 compared to $46,000 in the same period in 2014. Interest expense for the nine months ended September 30, 2015 was $133,000 compared to $136,000 in the same period in 2014.

In the third quarter of 2015 the Company sold surplus machinery and recorded a gain of $6,000. For the nine months ended September 30, 2015 and 2014, the Company had a gain on the sale of surplus equipment in the amount of $6,000 and $65,000, respectively.

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

For the three months ended September 30, 2015 the Company did not record a current provision for either state or federal income tax due to the availability of net operating loss carry-forwards to offset against federal and state income tax. For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2014 and the nine month period ended September 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,656,000 and therefore the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

Net Income (Loss)

The Company had net income of $141,000 for the three months ended September 30, 2015 compared to a net loss of $91,000 for the same period last year. For the nine months ended September 30, 2015, the Company had a net loss of $52,000 compared to a net loss of $1,997,000 in the comparable period in 2014.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of $1,071,000 and $1,003,254, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in new equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an interest rate of 4.35%.

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020. The Company is currently paying interest of $37,500 quarterly through the maturity date of the notes to satisfy the amount of interest accruing in each quarter.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)

Net cash provided by (used in) operating activities	$211	$(1,171)
Net cash (used in) investing activities	(21)	(286)
Net cash (used in) financing activities	(122)	(117)
Net increase (decrease) in cash and cash equivalents	$68	$(1,574)

Net cash provided by operating activities was $211,000 for the nine months ended September 30, 2015 compared to net cash used in operations of $1,171,000 in the same period last year.

The increase in net cash provided by operating activities in the nine months ended September 30, 2015 compared to net cash used in operating activities in 2014 resulted primarily from the Company’s improved sales and lower operating costs in the current period.

Net cash used in investing activities was $21,000 during the nine months ended September 30, 2015 compared to $286,000 in the same period last year. Capital expenditures for the nine months ended September 30, 2015 and 2014 were $27,000 and $382,000, respectively. The expenditures in 2015 were primarily for leasehold improvements and operating equipment. The expenditures in 2014 were primarily incurred to refurbish the Northvale operating facility for the relocation of the metal optics operation from Florida. The Company sold surplus machinery during the nine months ended September 30, 2015 and 2014 for net proceeds of $6,000 and $78,000, respectively.

Net cash used in financing activities was $122,000 and $117,000 during the nine months ended September 30, 2015 and 2014, respectively, related to required principal payments on other long term notes.

Overall, the Company had a net increase in cash and cash equivalents of $68,000 in the nine months ended September 30, 2015 compared with a net decrease of $1,574,000 for the comparable period last year.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015 (the “Evaluation Date”) and based on such evaluation have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial information from Inrad Optics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer
Date: November 16, 2015

