Form 10-Q
period 2016-03-31
Inrad Optics, Inc.
filed 2016-05-16
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number	0-11668

INRAD OPTICS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes         ☐         No        ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of, May 12, 2016 was 13,151,944

INRAD OPTICS, INC. AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$511,984	$673,685
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2016 and 2015)	1,351,103	1,345,197
Inventories, net	2,899,474	2,995,365
Other current assets	182,883	143,293
Total Current Assets	4,945,444	5,157,540
Plant and Equipment:
Plant and equipment, at cost	14,503,849	14,493,611
Less: Accumulated depreciation and amortization	(13,461,343)	(13,364,216)
Total plant and equipment	1,042,506	1,129,395
Precious Metals	553,925	553,925
Intangible Assets, net	181,992	201,633
Other Assets	32,496	32,496
Total Assets	$6,756,363	$7,074,989

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$170,500	$170,500
Accounts payable and accrued liabilities	1,148,967	1,035,487
Customer advances	374,220	368,068
Total Current Liabilities	1,693,687	1,574,055

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	336,873	378,906
Total Liabilities	4,530,560	4,452,961

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 12,737,808 shares issued at March 31, 2016 and December 31, 2015	127,380	127,380
Capital in excess of par value	18,544,846	18,538,884
Accumulated deficit	(16,431,473)	(16,029,286)
	2,240,753	2,636,978
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	2,225,803	2,622,028
Total Liabilities and Shareholders’ Equity	$6,756,363	$7,074,989

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Total revenue	$2,348,106	$2,530,225

Cost and expenses:
Cost of goods sold	2,073,655	1,838,442
Selling, general and administrative expenses	634,035	629,257
	2,707,690	2,467,699

(Loss) income from operations	(359,584)	62,526

Other expense:
Interest expense—net	(42,603)	(44,655)
	(42,603)	(44,655)

(Loss) income before income taxes	(402,187)	17,871

Income tax (provision) benefit	—	—

Net (loss) income	$(402,187)	17,871

Net (loss) income per common share — basic	$(0.03)	$0.00
Net (loss) income per common share — diluted	$(0.03)	$0.00

Weighted average shares outstanding — basic	12,733,208	12,349,493
Weighted average shares outstanding — diluted	12,733,208	12,403,321

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(402,187)	$17,871

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	116,768	144,611
Stock based compensation	5,962	6,480
Changes in operating assets and liabilities:
Accounts receivable	(5,906)	(31,272)
Inventories, net	95,891	(246,506)
Other current assets	(39,590)	(39,782)
Accounts payable and accrued liabilities	113,480	265,771
Customer advances	6,152	(62,538)
Total adjustments and changes	292,757	36,764
Net cash (used in) provided by operating activities	(109,430)	54,635

Cash flows from investing activities:
Capital expenditures	(10,238)	(15,296)
Net cash used in investing activities	(10,238)	(15,296)

Cash flows from financing activities:
Principal payments on notes payable-other	(42,033)	(40,258)
Net cash used in financing activities	(42,033)	(40,258)

Net decrease in cash and cash equivalents	(161,701)	(919)

Cash and cash equivalents at beginning of period	673,685	1,003,254

Cash and cash equivalents at end of period	$511,984	$1,002,335

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,594	$44,880
Income taxes paid	$800	$—

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	March 31, 2016	December 31, 2015
	(Unaudited)
Raw materials	$1,096	$1,110
Work in process, including manufactured parts and components	1,158	1,224
Finished goods	645	661
	$2,899	$2,995

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

For the three months ended March 31, 2016 and 2015, the Company did not record a current provision for either state or federal income tax due to the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The cumulative loss incurred by the Company in the three-year period ended December 31, 2015 and the three month period ended March 31, 2016 was considered a significant piece of objective negative evidence. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2016, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,831,000, therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months ended March 31, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes, in addition to 842,304 common stock options and grants.

For the three months ended March 31, 2015, there were a total of 53,828 common stock equivalents related to outstanding stock options which were included in the computation of diluted net income per share because they were dilutive. There were 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes which were excluded from the computation of diluted net loss per share because their effect is anti-dilutive.

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

New Accounting Guidance

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact the adoption of ASU 2016-10 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect that this guidance will have on its financial statements and related footnote disclosures.

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases. The guidance in this update supersedes Topic 840, Leases. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosure.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We are currently assessing the impact the adoption of ASU 2016-01 will have on our consolidated financial statements. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.

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

The Company's results of operations for the three months ended March 31, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $5,962 and $6,480, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $1,578 ($1,148 for 2015), and selling, general and administrative expenses in the amount of $4,384 ($5,332 for 2015).

As of March 31, 2016 and 2015, there were $74,854 and $45,015 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.7 years and 1.5 years, respectively.

There were 163,500 and 133,000 stock options granted during the three months ended March 31, 2016 and 2015. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Expected Dividend Yield	0%	0%
Expected Volatility	128%	122-127%
Risk-free Interest Rate	2.07%	1.96%
Expected Term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	699,604	$.71	4.9	$32,230
Granted	163,500	.35
Exercised	—	—
Expired/Forfeited	(20,800)	1.20
Outstanding at March 31, 2016	842,304	$.69	5.3	$50,928

Exercisable at March 31, 2016	562,471	$.80	4.7	$14,222

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2016.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2016	206,662	$0.21
Granted	163,500	$0.34
Vested	(90,329)	$0.23
Forfeited	-	-
Non-vested – March 31, 2016	279,833	$0.28

NOTE 3 – STOCKHOLDERS’ EQUITY

In May 2016, a total of 418,736 common shares were issued to the Inrad Optics 401k plan as a match to employee contributions for the year ended December 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020. As of March 31, 2016, the Company had accrued interest in the amount of $70,000 associated with these notes.

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

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$216	$256
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$291	$294
	507	550
Less current portion	(171)	(171)
Long-term debt, excluding current portion	$336	$379

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2015.

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

Revenue

Sales for the three months ended March 31, 2016 were approximately $2,348,000, a decrease of 7%, from approximately $2,530,000 for the three months ended March 30, 2015. Sales to the defense/aerospace market and the laser device/instrumentation market decreased year over year by approximately 22.4% and 21.5%, respectively. This was partially offset by increased sales to the process control and metrology market, in addition to increased sales to the university and national lab market which increased by 7.3% and 38.1%, respectively.

The decrease in defense market sales is mainly attributable to reduced shipments to two large defense contractors partially offset by increased sales to another defense customer. Shipments in the laser device/instrumentation market decreased overall but was not primarily attributable to a single customer.

Process control and metrology sales to one large customer increased by approximately 70% in the three months ended March 31, 2016 compared the three months ended March 31, 2015. One customer in the university and national lab market accounted for most of the increased sales in the first quarter of 2015 compared to 2014.

In the three months ended March 31, 2016, two customers, each represented 10% or more of total sales. In 2015 there was one customer who represented 10% or more of sales.

The Company’s top five customers represented 40.3% of total sales in the three month period ended March 31, 2016, compared to 46.6% in the same period in 2015. Two of the same customers were included in the top five for each of the three month periods ended March 31, 2016 and 2015, respectively.

Orders booked during the first three months of 2016 totaled $2,550,000 compared with $2,536,000 in the same period last year.

Order backlog at March 31, 2016 and 2015 was $5,426,000 and $6,512,000, respectively.

Cost of Goods Sold

For the three months ended March 31, 2016, cost of goods sold was $2,074,000 compared to $1,838,000 in the same quarter in 2015, an increase of approximately $236,000 or 13%.

The overall sales mix consisted of products with a higher cost of material and labor components which contributed to the increase in the cost of goods sold for the three months ended March 31, 2016, as compared to the same quarter last year.

Material costs increased by approximately 6% in the three months ended March 31, 2016 compared to the same period last year as a result of the change in product mix. As a percentage of sales for the three months ended March 31, 2016, material costs increased by 1.5 % compared with the same period in 2015.

Manufacturing salaries, wages and related fringe benefits increased by 5.3% for the three months ended March 31, 2016 from the comparable period last year.

In addition, cost of goods sold in the three months ended March 31, 2015 were favorably impacted by a favorable overhead variance associated with higher production levels in the period as compared to the current period this year.

Gross profit for the three months March 31, 2016 was $274,000 or 11.7 % of sales compared to $692,000 or 27.3 % in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2016 amounted to $634,000 or 27.0% of sales. This compared to $629,000 or 24.9% of sales for the same periods in 2015.

SG&A salaries and wages and related fringe benefits increased by 2.6%, compared with the same period in 2015.

For the three months ended March 31, 2016, SG&A expenses excluding salary and wages, decreased by 1.82% compared to the same period in 2015.

(Loss) Income from Operations

The Company had an operating loss of $360,000 for the three months ended March 31, 2016 compared with an operating gain of $63,000 in the three months ended March 31, 2015 The operating loss in 2016 primarily reflects the impact of lower sales and an overall sales mix consisting of products with lower margins.

Other Income and Expense

Interest expense for the three months ended March 31, 2016 was $43,000 compared to $45,000 in the same period in 2015 as there was no significant change in the Company’s borrowings.

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

For the three months ended March 31, 2016 the Company did not record a current provision for either state or federal income tax due to the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The cumulative loss incurred by the Company in the three-year period ended December 31, 2015 and the three month period ended March 31, 2016 was considered a significant piece of objective negative evidence. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,831,000 and therefore the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

Net (Loss) Income

The Company had net loss of $ (402,000) for the three months ended March 31, 2016 compared to a net income of $18,000 for the same period last year reflecting lower sales and higher costs in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of March 31, 2016 and December 31, 2015, the Company had cash and cash equivalents of $512,000 and $674,000, respectively.

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

On July 29, 2014, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2017 from April 1, 2015. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2018 to April 1, 2020. As of March 31, 2016, the Company had accrued interest in the amount of $70,000 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Net cash provided by (used in) operating activities	$(110)	$54
Net cash (used in) investing activities	(10)	(15)
Net cash (used in) financing activities	(42)	(40)
Net increase (decrease) in cash and cash equivalents	$(162)	$(1)

Net cash used by operating activities was $110,000 for the three months ended March 31, 2016 compared to net cash provided by operations of $54,000 in the same period last year.

The decrease in net cash provided by operating activities in the three months ended March 31, 2016 compared to net cash provided by operating activities in 2015 resulted primarily from the Company’s decreased sales and profitability for the quarter.

Net cash used in investing activities was $10,000 during the three months ended March 31, 2016 compared to $15,000 in the same period last year. Capital expenditures for the three months ended March 31, 2016 and 2015 were $10,000 and $15,000, respectively. The expenditures in 2016 and 2015 were for miscellaneous operating equipment. Net cash used in financing activities was $42,000 and $40,000 during the three months ended March 31, 2016 and 2015, respectively, related to required principal payments on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $162,000 in the three months ended March 31, 2016 compared with a net decrease of $1,000 for the comparable period last year.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016 (the “Evaluation Date”) and based on such evaluation have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.
31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certificate of the Registrant’s Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer
Date: May 16, 2016