Form 10-Q
period 2016-06-30
Inrad Optics, Inc.
filed 2016-08-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  JUNE 30, 2016

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 15, 2016 was 13,151,944

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$872,250	$673,685
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2016 and 2015)	1,081,046	1,345,197
Inventories, net	2,596,179	2,995,365
Other current assets	178,180	143,293
Total current assets	4,727,655	5,157,540

Plant and equipment:
Plant and equipment, at cost	14,519,999	14,493,611
Less: Accumulated depreciation and amortization	(13,556,115)	(13,364,216)
Total plant and equipment	963,884	1,129,395
Precious Metals	553,925	553,925
Intangible Assets, net	162,351	201,633
Other Assets	61,662	32,496

Total Assets	$6,469,477	$7,074,989

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$170,500	$170,500
Accounts payable and accrued liabilities	808,734	1,035,487
Customer advances	430,630	368,068
Total current liabilities	1,409,864	1,574,055

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	294,401	378,906
Total liabilities	4,204,265	4,452,961

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,156,544 Shares issued at June 30, 2016 and 12,737,808 issued at December 31, 2015	131,567	127,380
Capital in excess of par value	18,685,450	18,538,884
Accumulated deficit	(16,536,855)	(16,029,286)
	2,280,162	2,636,978
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,265,212	2,622,028

Total Liabilities and Shareholders’ Equity	$6,469,477	$7,074,989

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total revenue	$2,641,331	$2,765,365	$4,989,437	$5,295,590

Cost and expenses:
Cost of goods sold	2,062,664	2,231,330	4,136,319	4,069,771
Selling, general and administrative expenses	641,895	700,496	1,275,930	1,329,753
	2,704,559	2,931,826	5,412,249	5,399,524

Loss from operations	(63,228)	(166,461)	(422,812)	(103,934)

Other expense:
Interest expense—net	(42,154)	(44,518)	(84,757)	(88,946)
	(42,154)	(44,518)	(84,757)	(88,946)

Net loss before income taxes	(105,382)	(210,979)	(507,569)	(192,880)

Income tax (provision) benefit	—	—	—	—

Net loss	$(105,382)	$(210,979)	$(507,569)	(192,880)

Net loss per common share—basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.02)

Weighted average shares outstanding—basic and diluted	12,942,576	12,733,208	12,793,027	12,459,126

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(507,569)	$(192,880)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	231,181	288,347
401K common stock contribution	135,193	79,536
Stock based compensation	15,560	13,028
Changes in operating assets and liabilities:
Accounts receivable	264,151	(229,625)
Inventories, net	399,186	(299,108)
Other current assets	(34,887)	(33,254)
Other assets	(19,166)	-
Accounts payable and accrued liabilities	(226,753)	281,305
Customer advances	62,562	(31,034)
Total adjustments and changes	827,027	69,195
Net cash provided by (used in) operating activities	319,458	(123,685)

Cash flows from investing activities:
Capital expenditures	(26,388)	(27,595)
Capitalized license fees	(10,000)	-
Net cash (used in) investing activities	(36,388)	(27,595)

Cash flows from financing activities:
Principal payments on notes payable-other	(84,505)	(80,867)
Net cash (used in) financing activities	(84,505)	(80,867)

Net Increase (decrease) in cash and cash equivalents	198,565	(232,147)

Cash and cash equivalents at beginning of period	673,685	1,003,254

Cash and cash equivalents at end of period	$872,250	$771,107

Supplemental Disclosure of Cash Flow Information:
Interest paid	$84,504	$89,385
Income taxes paid	$800	$1,800

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$982	$1,110
Work in process, including manufactured parts and components	1,023	1,224
Finished goods	591	661
	$2,596	$2,995

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

For the three and six months ended June 30, 2016 and 2015 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

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

On the basis of this evaluation as of June 30, 2016, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,877,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months and six months ended June 30, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 800,614 common stock options and grants, in each respective period.

For the three and six months ended June 30, 2015, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 829,710 common stock options and grants, in each respective period.

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

Recently Adopted Accounting Standards

In May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on its consolidated financial statements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact the adoption of ASU 2016-10 will have on its consolidated financial statements.

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

The Company's results of operations for the three months ended June 30, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $9,598 and $6,548, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $2,305 ($1,216 for 2015), and selling, general and administrative expenses in the amount of $7,293 ($5,332 for 2015).

The Company's results of operations for the six months ended June 30, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $15,560 and $13,028, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $3,883 ($2,364 for 2015), and selling, general and administrative expenses in the amount of $11,677 ($10,664 for 2015).

As of June 30, 2016 and 2015, there were $65,256 and $38,469 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.6 years and 1.4 years, respectively.

There were 163,500 and 133,000 stock options granted during the six months ended June 30, 2016 and 2015, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Expected Dividend yield	—%	—%
Expected Volatility	128%	122-127%
Risk-free interest rate	2.1%	2.0%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	699,604	$.71	4.9	$32,230
Granted	163,500	.35
Exercised	—	—
Expired/Forfeited	(62,490)	1.04
Outstanding at June 30, 2016	800,614	$.61	5.3	$21,193

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2016.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2016	206,662	.21
Granted	163,500	.34
Vested	(90,329)	.23
Forfeited	(3,333)	.18
Non-vested – June 30, 2016	276,500	.28

c)	Restricted Stock Unit Awards

There were no restricted stock units granted under the 2010 Equity Compensation Program during the six months ended June 30, 2016 and 2015.

NOTE 3- STOCKHOLDERS’ EQUITY

In May 2016, the Company issued an additional 418,736 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of June 30, 2016, the Company had accrued interest in the amount of $37,500 associated with these notes.

NOTE 5 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$177	$256
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	288	294
	465	550
Less current portion	(171)	(171)
Long-term debt, excluding current portion	$294	$379

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

Revenue

Sales for the three months ended June 30, 2016 decreased 4.5% to $2,641,000 from $2,765,000 for the comparable period last year. For the six months ended June 30, 2016, sales were $4,989,000, a decrease of 5.8%, compared to $5,296,000 for the six months ended June 30, 2015.

Sales to customers in the defense/aerospace market increased by 27.1% for the three months ended June 30, 2016 compared to the same period last year, offsetting a significant decrease in defense sales in the first quarter of 2016. The second quarter sales increase in this market resulted from a significant increase in shipments to two large defense contractors and direct sales to the U.S. government. As a result, sales for the six months ended June 30, 2016 in the defense/aerospace market were up 0.2% compared to the same period last year.

Sales to customers in the process control and metrology market decreased by 29.1% and 14.7% for the three and six months ended June 30, 2016, respectively, compared to the same periods last year. This was mainly attributable to the fulfillment of a large order from a major customer in this market, in 2015, for which the company does not expect a follow-on order until the latter part of 2016.

Sales in the laser systems and related products market decreased by 26.4% and 14.2% for the three and six months ended June 30, 2016, as compared to the same periods last year and was primarily due to reduced sales to one large OEM customer.

The university and national lab market is the smallest market the Company serves. Sales in this market increased by 46.6% and 38.2% in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. Sales increases to one large national lab were primarily attributable for the overall increase.

In the six months ended June 30, 2016 and June 30, 2015, the Company had sales representing more than 10% to one major customer in each period. For the six months ended June 30, 2016, this customer was in the defense/aeronautic market. In the comparable period last year, this customer was in the process control and metrology market.

The Company’s top five customers represented 35.9% of total sales in the six month period ended June 30, 2016, compared to 43.3% in the same period in 2015. Sales for the top five customer group were down 19.9% from the comparable period last year.

Orders booked during the first six months of 2016 were $4.9 million compared to $5.1 million in the comparable period last year.

Order backlog was $5.1 million at June 30, 2016, compared to $6.3 million at June 30, 2015.

Cost of Goods Sold

Cost of goods sold was $2,063,000 and $2,231,000 for the three months ended June 30, 2016 and 2015, respectively. This represented a decrease of $169,000 or 7.6%. For the six months ended June 30, 2016, cost of goods sold were $4,136,000, up by $67,000 or 1.6% compared to $4,070,000 in the same period in 2015.

Material costs as a percentage of sales for the three and six months ended June 30, 2016 decreased as compared to the same period in 2015, primarily as a result of a change in sales mix to products with a lower percentage of material costs.

For the three months ended June 30, 2016, manufacturing salaries and wages and related fringe benefits decreased by approximately 9.2% or by $107,000 from the comparable period in 2015. For the six months ended June 30, 2016, manufacturing salaries and wages and related fringe benefits decreased by approximately 2.2% or $49,000 from the six months ended June 30, 2015.

Manufacturing expenses decreased by approximately 3.4% and 3.7% in the second quarter and six months ended June 30, 2016 versus the three and six months ended June 30, 2015.

Gross profit for the three months ended June 30, 2016 was $579,000 or 21.9% of sales compared to $534,000 or 19.3% of sales in the same quarter last year. Gross profit for the six months ended June 30, 2016 and 2015 were $853,000 or 17.1% and $1,226,000 or 23.1% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2016 amounted to $642,000 or 24.3% of sales and 1,276,000 or 25.6% of sales, respectively. This compared to $700,000 or 25.3% of sales and $1,330,000 or 25.1% of sales, respectively, for the same periods in 2015.

For the three and six months ended June 30, 2016, SG&A salary, wages and fringe benefits decreased by approximately $45,000 or 12.1% and $40,000 or 5.5%, respectively, reflecting lower head count levels compared to the same periods in 2015.

SG&A expenses excluding salary, wages and fringe benefits decreased by approximately $13,000 or 4.3% and $10,000 or 1.9% in the three and six months ended June 30, 2016 versus the three and six months ended June 30, 2015 mainly due to lower consulting fees, sales travel and trade show expenses.

Loss from Operations

The Company had a loss from operations of $63,228 in the three months ended June 30, 2016 compared with an operating loss of $166,461 in the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company had an operating loss of $422,812 compared with an operating loss of $103,934 in the same period last year.

Other Income and Expense

Net interest expense for the three months ended June 30, 2016 was $43,000 compared to $45,000 in the same period in 2015. Net interest expense for the six months ended June 30, 2015 was $85,000 compared to $89,000 in the same period in 2015.

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

For the three and six months ended June 30, 2016 and 2015, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2015 and the six month period ended June 30, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,877,000 and therefore the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

Net Income (Loss)

For the three and six months ended June 30, 2016, the Company had a net loss of $105,000 and $508,000 respectively, compared to a net loss of $211,000 and $193,000, respectively, for the same periods in 2015 primarily due to slightly lower sales.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, payment of accrued and current interest on convertible debt, servicing of long term debt and capital expenditures.

As of June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of $872,000 and $674,000, respectively.

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

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of June 30, 2016, the Company had accrued interest in the amount of $37,500 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$319	$(124)
Net cash (used in) investing activities	(36)	(27)
Net cash (used in) financing activities	(85)	(81)
Net increase (decrease) in cash and cash equivalents	$198	$(232)

Net cash provided by (used in) operating activities was $319,000 for the six months ended June 30, 2016 compared to ($124,000) in the same period last year.

The increase in net cash provided by operating activities in the six months ended June 30, 2016 resulted primarily from the Company’s net decrease in working capital offset by increased operating losses as compared to the six months ended June 30, 2015.

Net cash used in investing activities was $36,000 during the six months ended June 30, 2016 compared to $27,000 last year. The expenditures in 2016 and 2015 were primarily for operating equipment and capitalized license fees. Net cash used in financing activities was $85,000 and $81,000 during the six months ended June 30, 2016 and 2015, respectively, related to principal payments made on other long term notes.

Overall, the Company had a net increase in cash and cash equivalents of $198,000 in the six months ended June 30, 2016 compared with a net decrease of $232,000 for the six months ended June 30, 2015.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date: August 15, 2016

