Form 10-Q
period 2016-09-30
Inrad Optics, Inc.
filed 2016-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

Yes   ☐   No    ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 11, 2016 was 13,151,944

INRAD OPTICS, INC AND SUBSIDIARIES

PART I.  CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,324,037	$673,685
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2016 and 2015)	760,664	1,345,197
Inventories, net	2,691,827	2,995,365
Other current assets	143,417	143,293
Total current assets	4,919,945	5,157,540

Plant and equipment:
Plant and equipment, at cost	14,565,955	14,493,611
Less: Accumulated depreciation and amortization	(13,645,196)	(13,364,216)
Total plant and equipment	920,759	1,129,395
Precious Metals	553,925	553,925
Intangible Assets, net	142,710	201,633
Other Assets	61,246	32,496

Total Assets	$6,598,585	$7,074,989

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$148,302	$170,500
Accounts payable and accrued liabilities	892,782	1,035,487
Customer advances	544,710	368,068
Total current liabilities	1,585,794	1,574,055

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	273,685	378,906
Total liabilities	4,359,479	4,452,961

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,156,544 shares issued at September 30, 2016 and 12,737,808 issued at December 31, 2015	131,567	127,380
Capital in excess of par value	18,693,820	18,538,884
Accumulated deficit	(16,571,331)	(16,029,286)
	2,254,056	2,636,978
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,239,106	2,622,028

Total Liabilities and Shareholders’ Equity	$6,598,585	$7,074,989

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenue	$2,440,332	2,799,952	$7,429,769	$8,095,543

Cost and expenses:
Cost of goods sold	1,863,068	2,038,459	5,999,387	6,108,230
Selling, general and administrative expenses	570,029	582,459	1,845,959	1,912,213
	2,433,097	2,620,918	7,845,346	8,020,443

Income (loss) from operations	7,235	179,034	(415,577)	75,100

Other expense:
Interest expense—net	(41,712)	(43,941)	(126,469)	(132,887)
Gain on sale of plant and equipment	—	5,500	—	5,500
	(41,712)	(38,441)	(126,469)	(127,387)

Net (loss) income before income taxes	(34,477)	140,593	(542,046)	(52,287)

Income tax (provision) benefit	—	—	—	—

Net (loss) income	$(34,477)	$140,593	$(542,046)	$(52,287)

(Loss) income per common share— basic and diluted	$(0.00)	$0.01	$(0.04)	$(0.00)

Weighted average shares outstanding— basic	13,151,944	12,733,208	12,872,787	12,528,560

Weighted average shares outstanding— diluted	13,151,944	12,812,542	12,872,787	12,528,560

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(542,046)	$(52,287)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	339,903	420,675
401K common stock contribution	135,193	79,537
Gain on sale of plant and equipment	—	(5,500)
Stock based compensation	23,930	19,577
Changes in operating assets and liabilities:
Accounts receivable	584,533	100,020
Inventories, net	303,538	(362,023)
Other current assets	(124)	(3,999)
Accounts payable and accrued liabilities	(142,705)	(94,567)
Customer advances	176,642	109,647
Total adjustments and changes	1,420,910	263,367
Net cash provided by operating activities	878,864	211,080

Cash flows from investing activities:
Capital expenditures	(72,343)	(26,953)
Proceeds from sale of plant and equipment	—	5,500
Capitalized license fees	(28,750)	—
Net cash (used in) investing activities	(101,093)	(21,453)

Cash flows from financing activities:
Principal payments on notes payable-other	(127,419)	(121,831)
Net cash (used in) financing activities	(127,419)	(121,831)

Net Increase in cash and cash equivalents	650,352	67,796

Cash and cash equivalents at beginning of period	673,685	1,003,254

Cash and cash equivalents at end of period	$1,324,037	$1,071,050

Supplemental Disclosure of Cash Flow Information:
Interest paid	$90,460	$133,560
Income taxes paid	$800	$1,800

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$990	$1,110
Work in process, including manufactured parts and components	1,002	1,224
Finished goods	670	661
	$2,692	$2,995

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

For the three and nine months ended September 30, 2016 and 2015 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

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

On the basis of this evaluation as of September 30, 2016, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,788,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months and nine months ended September 30, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 779,547 common stock options, in each respective period.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows intended to reduce diversity in practice. The guidance is effective for interim and annual periods beginning in 2018. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the effect of the standard on its Consolidated Statement of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13” which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2020, with earlier application permitted in 2019. We expect the adoption of this guidance will not have a material impact on our financial statements.

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

NOTE 2 - EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $8,370 and $6,549, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $2,311 ($1,217 for 2015), and selling, general and administrative expenses in the amount of $6,059 ($5,332 for 2015).

The Company's results of operations for the nine months ended September 30, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $23,930 and $19,577 respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $6,194 ($3,581 for 2015), and selling, general and administrative expenses in the amount of $17,736 ($15,996 for 2015).

As of September 30, 2016 and 2015, there were $56,886 and $31,918 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.5 years and 1.3 years, respectively.

There were 163,500 and 133,000 stock options granted during the nine months ended September 30, 2016 and 2015, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Expected Dividend yield	—%	—%
Expected Volatility	128%	122-127%
Risk-free interest rate	2.1%	2.0%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	699,604	$.71	4.9	$32,230
Granted	163,500	.35
Exercised	—	—
Expired/Forfeited	(83,557)	1.02
Outstanding at September 30, 2016	779,547	$.60	5.1	$18,980

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2016.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2016	206,662	.21
Granted	163,500	.34
Vested	(90,329)	.23
Forfeited	(3,333)	.18
Non-vested – September 30, 2016	276,500	.28

c)	Restricted Stock Unit Awards

There were no restricted stock units granted under the 2010 Equity Compensation Program during the nine months ended September 30, 2016 and 2015.

NOTE 3- STOCKHOLDERS’ EQUITY

In May 2016, the Company issued an additional 418,736 common shares to the Inrad Optics 401k plan as a match to employee contributions for 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of September 30, 2016, the Company had accrued interest in the amount of $75,000 associated with these notes.

NOTE 5 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	September30,	December 31,
	2016	2015
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$137	$256
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	285	294
	422	550
Less current portion	(148)	(171)
Long-term debt, excluding current portion	$274	$379

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

Revenue

Sales for the three months ended September 30, 2016 decreased by $360,000 or 12.8% to $2,440,000 from $2,800,000 for the comparable period last year. For the nine months ended September 30, 2016, sales were $7,430,000, a decrease of $666,000 or 8.2% compared to $8,096,000 for the nine months ended September 30, 2015.

Sales to customers in the defense/aerospace market decreased by 25.2% and 8.9% for the three and nine months ended September 30, 2016 compared to the same periods last year. The third quarter sales decrease compared to the three months ended September 30, 2015 were due to a decrease in shipments to three large defense contractors which was partially offset by increased shipments to another large customer in this market. In the nine months ended September 30, 2016, a decline in sales to two large customers were partially offset by increased sales to three other customers.

Sales to customers in the process control and metrology market decreased by 10.4% and 13.3% for the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. This was mainly attributable to lower sales to one major customer.

Sales in the laser systems and related products market decreased by 18.0% for the three months ended September 30, 2016 compared to the same period last year. This was primarily due to reduced sales to one large OEM customer. Sales for the nine months ended September 30, 2016 declined by 5.8% compared to last year’s nine month period mainly impacted by decreased shipments to the same large OEM customer offset by increased sales to other customers.

The university and national lab market is the smallest market the Company serves. Sales in this market decreased by 18.6% in the three months ended September 30, 2016. For the nine months ended September 30, 2016, sales to this market were up 7.4% compared to the same period last year. Sales to one large national lab comprise most of the sales in this market along with a large number of smaller customers which typically vary from period to period.

In the nine months ended September 30, 2016 and September 30, 2015, the Company had sales representing more than 10% to a major customer in the defense/aeronautic market. There were no customers representing more than 10% of of sales in the three months ended September 30, 2016 compared to two customers who represented more than 10% in the three months ended September 30, 2015.

The Company’s top five customers represented 38.6% of total sales in the nine month period ended September 30, 2016, compared to 42.4% in the same period in 2015. For the three months ended September 30, 2016, sales for the top five customer group were 39.2% compared to 46.7% for the comparable period last year.

Orders booked during the first nine months of 2016 were $7.5 million compared to $7.6 million last year.

Order backlog was $5.4 million at September 30, 2016, compared to $5.7 million at September 30, 2015.

Cost of Goods Sold

Cost of goods sold was $1,863,000 versus $2,038,000 for the three months ended September 30, 2016 and 2015, respectively. This represented a decrease of $175,000 or 8.6%. For the nine months ended September 30, 2016, cost of goods sold were $5,999,000, down by $109,000 or 1.8% compared to $6,108,000 in the same period in 2015. The overall decrease in cost of goods sold in the three and nine months ended September 30, 2016 related mainly to a decrease in sales from the comparable periods last year without a commensurate decrease in cost of goods sold. This is primarily due to the fixed nature of many of the Company’s manufacturing costs.

Material costs as a percentage of sales for the three and nine months ended September 30, 2016 decreased as compared to the same period in 2015, primarily as a result of lower sales and a change in sales mix to products with a lower percentage of material costs.

For the three months ended September 30, 2016, manufacturing salaries and wages and related fringe benefits decreased by approximately 6.6 % or by $71,000 from the comparable period in 2015. For the nine months ended September 30, 2016, manufacturing salaries and wages and related fringe benefits decreased by approximately 3.6 % or $120,000 from the nine months ended September 30, 2015.

Manufacturing expenses decreased by approximately 8.0 % and .3 % in the three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015.

Overall, gross profit and margins decreased in each respective period as expenses reductions did not match the decrease in sales levels. Gross profit for the three months ended September 30, 2016 was $577,000 or 23.7% of sales compared to $761,000 or 27.2% of sales in the same quarter last year. Gross profit for the nine months ended September 30, 2016 and 2015 was $1,430,000 or 19.3% and $1,987,000 or 24.5% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2016 amounted to $570,000 or 23.4% of sales and 1,846,000 or 24.8% of sales, respectively. This compared to $582,000 or 20.8% of sales and $1,912,000 or 23.6% of sales, respectively, for the same periods in 2015.

For the three and nine months ended September 30, 2016, SG&A salary, wages and fringe benefits decreased by approximately $39,000 or 11.4% and $80,000 or 7.4%, respectively, reflecting lower head count levels compared to the same periods in 2015.

SG&A expenses excluding salary, wages and fringe benefits increased by approximately $29,000 or 14.3% and $19,000 or 2.6% in the three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015 mainly due to increased consulting fees, sales travel and trade show expenses.

Loss from Operations

The Company had a gain from operations of $7,000 in the three months ended September 30, 2016 compared with $179,000 in the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company had an operating loss of $416,000 compared with an operating gain of $75,000 in the same period last year.

Other Income and Expense

Net interest expense for the three months ended September 30, 2016 was $42,000 compared to $44,000 in the same period in 2015. Net interest expense for the nine months ended September 30, 2016 was $126,000 compared to $133,000 in the same period in 2015.

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

For the three and nine months ended September 30, 2016 and 2015, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2015 and the nine month period ended September 30, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $4,788,000 and therefore the Company maintains a valuation allowance for the full amount of the net deferred tax balance.

Net Income (Loss)

For the three and nine months ended September 30, 2016, the Company had a net loss of $34,000 and $542,000 respectively, compared to a net gain of $141,000 and a net loss of $52,000, respectively, for the same periods in 2015 primarily due to lower sales.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, payment of accrued and current interest on convertible debt, servicing of long term debt and capital expenditures.

As of September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of $1,324,000 and $674,000, respectively.

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of September 30, 2016, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)

Net cash provided by operating activities	$878	$211
Net cash (used in) investing activities	(101)	(21)
Net cash (used in) financing activities	(127)	(122)
Net increase in cash and cash equivalents	$650	$68

Net cash provided by operating activities was $878,000 for the nine months ended September 30, 2016 compared to $211,000 in the same period last year.

The increase in net cash provided by operating activities in the nine months ended September 30, 2016 resulted primarily from a decrease in accounts receivable and inventory, net of accounts payable reductions. This was offset by increased operating losses as compared to the nine months ended September 30, 2015.

Net cash used in investing activities was $101,000 during the nine months ended September 30, 2016 compared to $21,000 last year. The expenditures in 2016 and 2015 were primarily for operating equipment and capitalized license fees. Net cash used in financing activities was $127,000 and $122,000 during the nine months ended September 30, 2016 and 2015, respectively, related to principal payments made on other long term notes.

Overall, the Company had a net increase in cash and cash equivalents of $650,000 in the nine months ended September 30, 2016 compared with a net increase of $68,000 for the nine months ended September 30, 2015.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2016 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date: November 14, 2016

