Form 10-K
period 2016-12-31
Inrad Optics, Inc.
filed 2017-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,750,322. (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 30, 2017 – 13,151,994 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company is a vertically integrated manufacturer specializing in crystal-based optical components and devices, custom optical components from both glass and metal, and precision optical and opto-mechanical assemblies. Manufacturing capabilities include solution and high temperature crystal growth, extensive optical fabrication capabilities including precision diamond turning and the ability to handle large substrates, optical coatings, as well as in-process metrology.

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

	Years Ended December 31,
	2016		2015
Category (In thousands)	Net Sales	%	Net Sales	%

Optical Components	$8,055	82.5	$7,558	$72.1
Laser Devices /Instrumentation	1,712	17.5	2,934	27.9
Total	$9,767	100	$10,492	$100

Products Manufactured by the Company

Optical Components

a)	Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for Inrad Optics and is addressed in the marketplace by the Company’s Custom and Metal Optics product lines.

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

Most optical components and sub-assemblies require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect and transmit specific wavelengths. The Custom Optics optical coating specialties include high laser damage resistance, polarizing, highly reflective, anti-reflective, infra-red, and coating to complex multi-wavelength requirements on a wide range of substrate materials. Coating deposition process technologies employed included electron beam, thermal, ion and plasma assisted deposition systems.

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of large and small metal mirrors, thermally stable optical mirrors, low RMS surface finish polished mirrors, diamond machined precision aspheric and planar mirrors, reflective porro prisms, and arc-second accuracy polygons and motor assemblies. Plating specialties include void-free gold and electroless nickel.

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

The Company grows and fabricates electro-optic and nonlinear crystal devices for altering the intensity, polarization or wavelength of a laser beam. Other crystal components, produced as part of the Crystals and Devices product line, are used in laser research,in commercial laser systems and in detection of fast neutrons.

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

Sales by Market

The photonics industry serves a very broad, fragmented and expanding set of markets. As technologies are discovered, developed and commercialized, the applications for photonic systems and devices, and the components embedded within those devices, grow across traditional market boundaries. While a significant part of the Company’s business remains firmly in the defense and aerospace markets, other markets served include the OEM medical and industrial laser market, and the OEM metrology and process control market, university research institutes and national labs worldwide. Scanning, detection and imaging technologies for homeland security and health care markets are beginning to provide opportunities for the Company and these new sectors are expected to continue to account for potential future growth and demand for our products and capabilities.

In 2016 and 2015 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2016		2015
Market (In thousands)	Net Sales	%	Net Sales	%
Defense/Aerospace	$3,639	37.2	$3,549	33.8
Process control & metrology	3,436	35.2	4,011	38.3
Laser systems	1,573	16.1	2,018	19.2
Universities & national laboratories	1,119	11.5	914	8.7
Total	$9,767	100	$10,492	100

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

Defense/Aerospace sales represented approximately 37.2% and 33.8% of sales in 2016 and 2015, respectively. Sales increased by approximately $90,000 or 2.5% from 2015. The increase in 2016 is primarily due to increased shipments under one long-term government defense contract as compared to the previous year.

The Company believes that the defense and aerospace sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor fabrication and testing and inventory management and distribution systems control.

Sales in the Process Control and Metrology market decreased in 2016 as a percentage of total sales from 38.3% to 35.2%.Sales decreased $575,000 or approximately 14.3% compared to 2015. The decrease in 2016 is mainly attributable to reduced sales to one large OEM customer serving the semi-conductor industry.

Despite a decrease in this market’s sales in 2016, the Company believes that the optical and x-ray inspection segment of the semiconductor industry offers growth opportunities which match its capabilities in precision optics, crystal products, and monochromators.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as a number of smaller customers in other markets that are not currently large enough to list individually.

Sales in this market were lower in 2016 as a percentage of sales, compared to 2015, from 19.2% to 16.1%, or a decrease of $445,000. This was mainly attributable to lower sales to one large health sciences customer and another large customer in the telecom industry.

Universities and National Laboratories

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that market. Sales to customers within the University and National Laboratories market consist primarily of the Company’s legacy systems, Pockels’ cells and related repairs. Sales in 2016 increased by $205,000, or 22.4%and as a percentage of total sales to 11.5% compared to 8.7% in 2015. This was primarily attributable to increased business in 2016 from one National Lab that received government funding for a program which utilized our products and an increase in order volume from a second National Lab customer.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2016, the Company’s sales to its top three customers accounted for 25.7% of sales. This included sales to a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments. These sales accounted for 10.5% of 2016 sales to this customer that were comparable to the prior year sales volume. Two other customers were foreign-based manufacturers of process control and metrology equipment whose sales represented 8.8% and 6.4% of sales, respectively.

The same three customers represented 10.3%, 8.3% and 6.7%, of sales in 2015, respectively.

Sales to the Company’s top five customers represented approximately 37.8% and 42.6% of sales, in 2016 and 2015, respectively. All these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, Asia and Japan and amounted to approximately 23.1%, and 25.2% of product sales in 2016 and 2015, respectively.

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

The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross-selling all products across all business lines. This strategy is well suited to the diverse and fragmented markets that utilize photonic technologies.

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

Backlog

The Company’s order backlog at December 31, 2016 was $6,255,000. The Company’s order backlog as of December 31, 2015 was $5,195,000.

We anticipate shipping a majority of the present backlog during fiscal year 2017. However, our backlog at any given date may consist of orders with delivery schedules that extend beyond twelve months into the future.

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

Employees

As of the close of business on March 23, 2017, the Company had 63 employees.

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

a)	The Company has incurred a net loss for the past two years

The Company has historically incurred substantial net losses. We had a net loss of $0.6 million and $0.5 million for the fiscal years ended December 31, 2016 and 2015, respectively. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. We are unable to predict, with certainty, when we will become profitable and our inability to achieve and sustain profitability will negatively affect our business, financial condition, results of operations and cash flows.

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

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2016, five customer accounts represented approximately 37.8% of total revenues and one of these customers accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

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

Administrative, engineering and manufacturing operations are housed in a 41,935 square foot building located in Northvale, New Jersey. The lease for the Northvale facility was renewed for a term of two years from June 1, 2015 to May 31, 2017, at substantially the same terms. The Company has an option to renew the Northvale lease for two additional one year terms running through May 31, 2019, at substantially the same terms. The Company intends to exercise the first option to renew the lease for a one-year term prior to the end of the current lease term.

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

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2015 through the quarter ended December 31, 2016, as reported by the OTC Bulletin Board. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2016	$.54	$.31

Quarter ended September 30, 2016	.45	.26

Quarter ended June 30, 2016	.40	.28

Quarter ended March 31, 2016	.40	.30

Quarter ended December 31, 2015	.50	.25

Quarter ended September 30, 2015	.43	.30

Quarter ended June 30, 2015	.49	.23

Quarter ended March 31, 2015	.50	.16

As of March 21, 2017 the Company’s closing stock price was $0.69 per share.

b)	Shareholders

As of March 17, 2017, there were approximately 119 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 239 beneficial shareholders.

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

e)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2000 Equity Compensation Program and the Company’s 2010 Equity Compensation Program, as of December 31, 2016. These plans were the Company’s only equity compensation plans in existence as of December 31, 2016. The 2010 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2010 Equity Compensation Programs.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity Compensation Plans Approved by Shareholders	760,214	$0.60	3,352,333

Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	760,214	$0.60	3,352,333

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

		As of December 31, or
	For the Year Ended December 31,
	2016	2015	2014	2013	2012

Revenues	$9,766,525	$10,492,229	$9,726,145	$11,235,654	$11,403,827

Net (loss) income	(605,085)	(478,935)	(2,514,851)	(1,649,961)	(1,420,833)

Earnings (loss) per share
Basic (loss) earnings per share	(0.05)	(0.04)	(0.21)	(0.14)	(0.12)
Diluted (loss) earnings per share	(0.05)	(0.04)	(0.21)	(0.14)	(0.12)

Weighted average shares
Basic	12,926,471	12,570,867	12,221,734	11,975,900	11,825,583
Diluted	12,926,471	12,570,867	12,221,734	11,975,900	11,825,583

Total assets	6,734,632	7,074,989	7,396,415	9,848,055	11,425,139
Long-term obligations	2,770,722	2,878,906	3,048,747	3,212,868	3,369,135
Shareholders’ equity	2,197,048	2,622,028	2,995,647	5,363,840	6,794,848

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2016	2015
Revenues:
Product sales	100%	100%
Costs and expenses:
Cost of goods sold	80.0%	78.7%
Gross profit margin	20.0%	21.3%
Selling, general and administrative expenses	25.1%	24.2%
Operating (loss) income	(5.1)%	(2.9)%
Net (loss) income	(6.2)%	(4.6)%

Revenues

Sales were $9,767,000 in 2016, a decrease of 6.9%, or $726,000 compared to $10,492,000 in 2015.

Sales to the defense and aerospace market increased 2.5% to $3,639,000 from $3,549,000 in 2015 representing 37.2% and 33.8% of total sales, respectively. This increase primarily reflects increased sales to an existing customer in this market.

Sales in the process control and metrology market decreased to $3,436,000 in 2016 from $4,011,000 in 2015, a decrease of $575,000 or 14.4%. These sales represented 35.2% and 38.3%, of total sales, respectively. The decrease in 2016 is mainly the result of lower demand from one large OEM customer in the semi-conductor business.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $1,573,000 in 2016 and $2,018,000 in 2015. Overall, sales of laser devices and related products represented 16.1% of total sales in 2016, a decrease from 19.2% in 2015. Sales to one large customer decreased by approximately $409,000 as a result of lower demand during the year.

Sales to customers within the university and national laboratories market increased in 2016 to $1,119,000 from $914,000 in 2015, up 22.4%, mainly due to an increase in orders from one national laboratory customer who received government funding for a program that utilized our products. As a percentage of total sales, this market represented 11.5% and 8.7% of total sales in 2016 and 2015, respectively.

Bookings

The Company booked new orders totaling approximately $10.8 million in 2016, an increase of $1.3 million or 13.7% from $9.5 million in 2015, as the result of an increase in orders for the Company’s custom optics and metal optics product lines offset by a decrease in orders for the Company’s crystals and devices product line.

The Company’s backlog as of December 31, 2016 was $6.3 million compared to $5.2 million as of December 31, 2015.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 80.0% and 78.7% for the years ended December 31, 2016 and 2015, respectively. In 2016, cost of goods sold was $7,812,000 compared to cost of goods sold of $8,258,000 in 2015.

The decrease in cost of goods sold in 2016 was attributable to several factors. Material costs decreased by approximately 13.5% compared to a sales decrease of 6.9%. In addition, wage and salary expenses and variable overhead costs decreased primarily due to lower sales. However, the overall decrease in the cost of goods sold was not proportional to the sales decrease, which resulted in an increase in the cost of goods sold as a percentage of sales in 2016 from 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2,451,000 in 2016 compared to $2,543,000 in 2015, a decrease of $92,000 or 3.6%. The decrease partially reflects reductions in SG&A salaries, wages and associated benefits of approximately $140,000 due to a decrease in the number of employees from 2015 to 2016. This was partially offset by increased expenses for outside services which were related to certain administrative functions which the Company decided to outsource in 2016.

As a percentage of sales, SG&A was 25.1% of sales in 2016 compared to 24.2% in 2015, primarily due to lower sales in 2016.

Operating (Loss)

The Company had an operating loss of $496,000 in 2016, compared to $308,000 in 2015.

Other Income and Expenses

Net interest expense of $168,000 in 2016 decreased from $176,000 in 2015 as the Company continues to make payments to reduce its long-term notes payable.

The Company recorded a gain of $59,000 in 2016 as part of a transaction which included the sale of precious metals. In 2015, the Company sold surplus equipment and recorded a gain of $5,500.

Income Taxes

In 2016 and 2015, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net (Loss)

In 2016, the Company recorded a net loss of $605,000 compared to a net loss of $479,000 in 2015. The increase in the net loss was mainly the result of the lower sales levels which resulted in lower margins related to fixed manufacturing costs. Lower sales and margins were partially offset by lower selling, general and administrative expenses compared to 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2016 and December 31, 2015, cash and cash equivalents were $973,000 and $674,000, respectively.

On June 9, 2016 the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022.

The Company paid $75,000 and $150,000 for interest on the notes in 2016 and 2015, respectively. Accrued interest of $75,000 and $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2016 and 2015, respectively.

The Company paid $132,000 of interest in 2016 and $177,000 of interest in 2015 on its outstanding debt.

In 2016, the Company had capital expenditures of $114,000. In 2015, capital expenditures were $30,000.

For the year ended December 31, 2016, net cash provided by operating activities was $615,000 compared to net cash used by operating activities of $141,000 for 2015, with the result that cash increased by $300,000 in 2016 compared to a decrease of $330,000 in 2015.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years ended December 31,
	2016	2015

Net cash provided by (used in) operations	$615	$(141)
Capital Expenditures & purchase of precious metals	(114)	(30)
Proceeds on sale or disposal of plant and equipment	—	5
Purchase of patent license	(30)	—
Principal payments on debt obligations	(171)	(163)

Overview of Financial Condition

The Company recorded a net loss of $605,000 compared to a net loss of $479,000 in 2015. The Company’s cash and cash equivalents increased to $973,000 at December 31, 2016 compared to $674,000 at December 31, 2015 as operating activities provided $615,000 in cash during the year.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2018.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable, including interest	$2,838	$150	$2,688	$—	$—
Notes payable-other, including interest	486	121	69	46	250
Total contractual cash obligations	$3,324	$271	$2,757	$46	$250

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2016 and 2015.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2016 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2016.

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

(a) (3)	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Subordinated Convertible Promissory Note dated July 25, 2014 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015)
4.3	Subordinated Convertible Promissory Note dated July 25, 2014 held by Welland, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015)
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
10.3	Proposal to Renew and Extend Lease dated June 1, 2015 between Inrad Optics, Inc. (“Tenant”) and S & R Costa Realty, LLP (“Landlord”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of Baker Tilly Virchow Krause, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

Item 16.	Form 10-K Summary.

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 31, 2017
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	March 31, 2017
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 31, 2017
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	March 31, 2017
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 31, 2017
Amy Eskilson	and Director (Principal Executive Officer)

/s/ William J. Foote	Chief Financial Officer, Secretary and Treasurer	March 31, 2017
William J. Foote	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrad Optics, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 31, 2017

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$973,333	$673,685
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2016 and 2015)	1,204,908	1,345,197
Inventories, net	2,739,864	2,995,365
Other current assets	143,970	143,293
Total Current Assets	5,062,075	5,157,540
Plant and Equipment:
Plant and equipment at cost	14,607,155	14,493,611
Less: Accumulated depreciation and amortization	(13,729,985)	(13,364,216)
Total plant and equipment	877,170	1,129,395
Precious Metals	613,647	553,925
Intangible Assets, net of accumulated amortization	151,402	201,633
Other Assets	30,338	32,496
Total Assets	$6,734,632	$7,074,989

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term notes payable -other	$107,801	$170,500
Accounts payable and accrued liabilities	1,074,671	1,035,487
Customer advances	599,340	368,068
Total Current Liabilities	1,781,812	1,574,055

Related Party Convertible Notes Payable	2,500,000	2,500,000

Long-Term Notes Payable -other, net of current portion	270,722	378,906
Total Liabilities	4,552,534	4,452,961

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares 13,156,544 issued at December 31, 2016 and 12,737,808 issued at December 31, 2015	131,567	127,380
Capital in excess of par value	18,699,852	18,538,884
Accumulated deficit	(16,634,371)	(16,029,286)
	2,197,048	2,636,978

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	2,182,098	2,622,028
Total Liabilities and Shareholders’ Equity	$6,734,632	$7,074,989

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues
Net sales	$9,766,525	$10,492,229

Cost and expenses
Cost of goods sold	7,812,248	8,257,634
Selling, general and administrative expense	2,450,706	2,543,072
	10,262,954	10,800,706

Operating (loss)	(496,429)	(308,477)

Other income (expense), net
Interest expense, net	(167,635)	(175,958)
Gain on exchange of precious metals	58,979
Gain on sale or disposal of plant and equipment	—	5,500
	(108,656)	(170,458)

(Loss) before income taxes	(605,085)	(478,935)

Income tax provision	—	—

Net (loss)	$(605,085)	$(478,935)

Net (loss) per share – basic	$(0.05)	$(0.04)

Net (loss) per share – diluted	$(0.05)	$(0.04)

Weighted average shares outstanding – basic	12,926,471	12,570,867

Weighted average shares outstanding – diluted	12,926,471	12,570,867

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2015	12,354,093	$123,543	$18,437,405	$(15,550,351)	$(14,950)	$2,995,647

401K contribution	383,715	3,837	75,700	—	—	79,537

Stock-based compensation expense	—	—	25,779	—	—	25,779

Net loss for the year	—	—	—	(478,935)	—	(478,935)

Balance, December 31, 2015	12,737,808	127,380	18,538,884	(16,029,286)	(14,950)	2,622,028

401K contribution	418,736	4,187	131,006	—	—	135,193

Stock-based compensation expense	—	—	29,962	—	—	29,962

Net loss for the year	—	—	—	(605,085)	—	(605,085)

Balance, December 31, 2016	13,156,544	$131,567	$18,699,852	$(16,634,371)	$(14,950)	$2,182,098

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:

Net (loss)	$(605,085)	$(478,935)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	445,999	548,089
401K common stock contribution	135,193	79,537
(Gain) on sale or disposal of plant and equipment	—	(5,500)
(Gain) on exchange of precious metals	(58,979)	—
Stock-based compensation expense	29,962	25,779
Change in inventory reserve	238,571	227,389

Changes in operating assets and liabilities:
Accounts receivable	140,289	(218,542)
Inventories	16,930	(536,033)
Other current assets	(677)	(717)
Other assets	2,158	2,160
Accounts payable and accrued liabilities	1,684	(19,768)
Customer advances	231,273	197,902
Accrued interest on Related Party Note Payable	37,500	37,500
Total adjustments and changes	1,219,903	337,796
Net cash provided by (used in) operating activities	614,818	(141,139)

Cash flows from investing activities:
Purchase of plant and equipment	(113,544)	(30,489)
Purchase of precious metals	(743)	—
Purchase of patent license	(30,000)	—
Proceeds from sale of plant and equipment	—	5,500
Net cash used in investing activities	(144,287)	(24,989)

Cash flows from financing activities:
Principal payments of notes payable-other	(170,883)	(163,441)
Net cash used in provided by financing activities	(170,883)	(163,441)

Net increase (decrease) in cash and cash equivalents	299,648	(329,569)

Cash and cash equivalents at beginning of the year	673,685	1,003,254

Cash and cash equivalents at end of the year	$973,333	$673,685

Supplemental Disclosure of Cash Flow Information:
Interest paid	$132,100	$177,000
Income taxes paid	$800	$2,800

Non Cash Financing Activities:
Exchange of Precious Metals	$107,272	$—

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2016

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”), formerly known as Photonic Products Group, Inc., was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser devices and instruments. The Company has administrative offices and manufacturing operations in Northvale, New Jersey.

The Company’s principal customers include commercial instrumentation companies and OEM laser systems manufacturers, research laboratories, government agencies, and defense contractors. The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe, Israel, Japan, and Asia, using independent sales agents.

b.	Liquidity

As of December 31, 2016, the Company had working capital of $3,280,263 and cash and cash equivalents of $973,333. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2018.

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

Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range between five and seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of 10 years or the remaining term of the lease including optional renewal periods, as appropriate, when failure to renew the lease imposes an economic penalty on the Company in such an amount that renewal appears to be probable. In determining the amount of the economic penalty, management considers such factors as (i) the costs associated with the physical relocation of the offices, manufacturing facility and equipment, (ii) the economic risks associated with business interruption and potential customer loss during relocation and transition to new premises, (iii) the significant costs of leasehold improvements required at any new location to custom fit our specific manufacturing requirements, and (iv) the economic loss associated with abandonment of existing leasehold improvements or other assets whose value would be impaired by vacating the facility.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company classifies interest and penalties related to income taxes as income tax expense in its Consolidated Financial Statements.

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2013 and state or local income tax examinations by tax authorities for the years before 2012.

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

Advertising costs included in selling, general and administrative expenses were $7,000 and $6,400 for the years ended December 31, 2016 and 2015, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2016, the Company had one customer who had sales representing 10.5% of total revenues. In 2015, the Company had two customers who had sales representing 10.4% and 10.3% of total revenues, respectively. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

r.	Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13” which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2020, with earlier application permitted in 2019. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

2.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2,249,000 for 2016 and $2,010,000 for 2015:

	December 31,
	2016	2015
	(In thousands)
Raw materials	$1,041	$1,110
Work in process, including manufactured parts and components	1,115	1,224
Finished goods	584	661
	$2,740	$2,995

3.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2016	2015
	(In thousands)
Office and computer equipment	$1,318	$1,312
Machinery and equipment	11,013	10,935
Leasehold improvements	2,276	2,246
	14,607	14,493
Less accumulated depreciation and amortization	(13,730)	(13,364)
	$877	$1,129

Depreciation expense recorded by the Company totaled approximately $366,000 and $470,000 for 2016 and 2015, respectively. Plant and equipment with a net book value of $0 was disposed of in 2015. No plant or equipment was disposed of in 2016.

The Company evaluates its property and equipment for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2016, its long-lived assets were not impaired.

4.	Intangible Assets

Intangible assets include acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology, trademark and licensed patents. Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.

Based on management’s judgement, there were no events or circumstances that would lead us to conclude that a possible impairment of intangible assets exists as of December 31, 2016.

Amortization expense was approximately $80,000 and $79,000 for the years ended December 31, 2016 and 2015, respectively. Aggregate amortization for the five succeeding years from January1, 2017 through December 31, 2021 is expected to be approximately $134,000, accumulating at the rate of $81,000, $45,000 for the years ended December 31, 2017 and 2018 and $2,000 for each year, thereafter.

The weighted average remaining life of the Company’s intangible assets is approximately 4 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	(495)	$55
Completed technology	363	(322)	41
Trademarks	187	(160)	27
Licensed Patents	30	(2)	28
Total	$1,130	(979)	$151

	At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(455)	$95
Completed technology	363	(297)	66
Trademarks	187	(147)	40

Total	$1,100	$(899)	$201

5.	Related Party Transactions

On June 9, 2016 the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022.

The Company paid $75,000 and $150,000 for interest on the notes in 2016 and 2015, respectively. Accrued interest of $75,000 and $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2016 and 2015, respectively.

6.	Other Long-Term Notes

The Company has a term loan agreement with Valley National Bank, Wayne, NJ. The loan is payable in equal monthly installments through July 2017 and bears an interest rate of 4.35% annually. The loan is secured with a security interest in equipment.

The Company also has a note payable to the U.S. Small Business Administration which bears interest at the rate of 4.0% and is due in 2032.

Other Long-Term Notes consist of the following:

	December 31,
	2016	2015
	(In thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$96	$256
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$282	$294
	378	550
Less current portion	(108)	(171)
Other Long-Term Notes, excluding current portion	$270	$379

Other Long-Term Notes mature as follows:

(In thousands)
Year ending December 31:
2017	$108
2018	12
2019	13
2020	13
Thereafter	233
$378

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2016	2015
	(In thousands)
Trade accounts payable and accrued purchases	$630	$599
Accrued payroll	124	148
Accrued 401K company matching contribution	129	136
Accrued expenses – other	192	152
	$1,075	$1,035

8.	Income Taxes

The Company’s income tax provision consists of the following:

Years Ended December 31,
	2016	2015

Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	—	—
State	—	—

Total	$—	$—

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State statutory rate	(7.0)	(7.0)
Change in Valuation Allowance	43.0	38.6
Permanent Differences	(2.0)	2.5
Prior year adjustments	—	(0.8)
Other	—	0.7
Effective income tax rate	0%	0%

At December 31, 2016 and 2015, the Company had estimated Federal net operating loss carry forwards of approximately $9,194,000 and $9,192,000, respectively and State net operating loss carry forwards of approximately $4,969,000 and $4,745,000. These tax loss carry forwards expire at various dates through 2036.

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2016	2015
	(In thousands)
Account receivable reserves	$6	$6
Inventory reserves	944	844
Inventory capitalization	129	134
Depreciation	401	338
Loss carry forwards	3,435	3,442
Gross deferred tax assets	4,915	4,764
Valuation allowance	(4,915)	(4,764)
Net deferred tax asset	$—	$—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2016 and 2015, the Company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $151,000 and $185,000, respectively, to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2013 and state or local income tax examinations by tax authorities for the years before 2012.

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

9.	Equity Compensation Program and Stock-based Compensation

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

The Company's results for the years ended December 31, 2016 and 2015 include stock-based compensation expense for stock option grants totaling $30,000 and $26,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($7,000 for 2016 and $5,000 for 2015), and selling, general and administrative expenses ($23,000 for 2016 and $21,000 for 2015).

As of December 31, 2016 and 2015, there were $49,000 and $26,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.5 years and 0.9 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2016 and 2015 was $0.34 and $0.19, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Dividend yield	—%	—%
Volatility	128%	122-127%
Risk-free interest rate	2.1%	2.0%
Expected life	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2016 and 2015 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value(a)
Outstanding as of January 1, 2015	877,817	$.93
Granted	133,000	.20
Exercised	—	—
Forfeited /Expired	(311,213)	$1.10
Outstanding as of December 31, 2015(b)	699,604	$.71	4.9	32,230
Granted	163,500	.35
Exercised	—	—
Forfeited /Expired	(102,890)	.92
Outstanding as of December 31, 2016b)	760,214	$.60	4.8	109,168

Exercisable as of December 31, 2016	488,047	$.76	4.1	29,660

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2015 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2015.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2016.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2016.

Non-vested Options	Options	Weighted-Average Grant-Date Fair Value - $
Non-vested - January 1, 2016	206,662	.21
Granted	163,500	.34
Vested	(90,329)	.23
Forfeited	(7,666)	.20
Non-vested – December 31, 2016	272,167	.28

The total weighted average grant date fair value of options vested during the years ended December 31, 2016 and 2015, was $21,000 and $17,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.19 - $0.35	425,167	7.7	$.29	153,000	$.27
$0.50 - $1.00	306,602	4.2	$.93	306.602	$.93
$1.50 - $1.75	28,447	1.2	$1.63	28,847	$1.63

10.	Net (Loss) per Share

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

For the year ended December 31, 2016, a total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation because their effect is anti-dilutive. In addition, 760,214 common stock equivalents related to outstanding options have been excluded from the diluted computation because their effect is anti-dilutive.

For the year ended December 31, 2015, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 699,604 common stock equivalents related to outstanding options and grants, in addition to 2,500,000 common shares and 1,875,000 warrants issuable upon conversion of outstanding related party convertible notes which were anti-dilutive.

11.	Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility. The lease has a two year term from June 1, 2015 to May 31, 2017 with options to renew the Northvale lease for two additional one year terms running through May 31, 2019, at substantially the same terms. The Company is currently negotiating to exercise these options prior to the end of the current lease term.

The Company’s total rent payments for the year ended December 31, 2016 and 2015 were $284,000 and $279,000, respectively.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods at December 31, 2016 are as follows:

Year ending December 31,	Operating Leases

2017	$117,942
2018 and thereafter	—
$117,942

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $89,000 in 2016 and $89,000 in 2015.

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

In 2016, the Company’s 401(k) matching contribution for employees was $124,289. This will be funded by way of a contribution of 356,323 shares of the Company’s common stock, which will be issued to the Plan in April, 2017. In 2015, the Company’s 401(k) matching contribution for employees was $135,196. This was funded by way of a contribution of 466,181 shares of the Company’s common stock, which were issued to the Plan in April 2016. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

12.	Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Asia and Japan, amounted to approximately 23.1% and 25.2% of product sales in 2016 and 2015, respectively.

The Company had sales to three major customers which accounted for approximately 25.7% of sales in 2016. One customer, a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments accounted for 10.5% of 2016 sales. The two other customers were foreign- based manufacturers of process control and metrology equipment whose sales represented 8.8% and 6.4% of sales, respectively. The same three customers represented 10.3%, 8.3% and 6.7%, of sales in 2015, respectively.

During the past two years, sales to the Company’s top five customers represented approximately 37.8%, and 42.64% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

13.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2016, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	112,547
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,487,547

b.	Warrants

The Company had no outstanding warrants as of December 31, 2016 and 2015.

14.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2016 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of debt at December 31, 2016 in the amount of $2,879,000 approximates fair value.

