Form 10-Q
period 2017-03-31
Inrad Optics, Inc.
filed 2017-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number	0-11668

INRAD OPTICS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 12, 2017 was 13,508,267

INRAD OPTICS, INC. AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$766,609	$973,333
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2017 and 2016)	1,068,164	1,204,908
Inventories, net	3,078,941	2,739,864
Other current assets	168,763	143,970
Total Current Assets	5,082,477	5,062,075
Plant and Equipment:
Plant and equipment, at cost	14,616,591	14,607,155
Less: Accumulated depreciation and amortization	(13,811,668)	(13,729,985)
Total plant and equipment	804,923	877,170
Precious Metals	613,647	613,647
Intangible Assets, net	131,345	151,402
Other Assets	30,338	30,338
Total Assets	$6,662,730	$6,734,632

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$66,848	$107,801
Accounts payable and accrued liabilities	1,238,470	1,074,671
Customer advances	683,996	599,340
Total Current Liabilities	1,989,314	1,781,812

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	267,762	270,722
Total Liabilities	4,757,076	4,552,534

Commitments
Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,156,544 shares issued at March 31, 2017 and December 31, 2016	131,567	131,567
Capital in excess of par value	18,714,837	18,699,852
Accumulated deficit	(16,925,800)	(16,634,371)
	1,920,604	2,197,048
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	1,905,654	2,182,098
Total Liabilities and Shareholders’ Equity	$6,662,730	$6,734,632

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Total revenue	$2,164,320	$2,348,106

Cost and expenses:
Cost of goods sold	1,875,187	2,073,655
Selling, general and administrative expenses	539,840	634,035
	2,415,027	2,707,690

(Loss) income from operations	(250,707)	(359,584)

Other expense:
Interest expense—net	(40,722)	(42,603)
	(40,722)	(42,603)

(Loss) before income taxes	(291,429)	(402,187)

Income tax (provision) benefit	—	—

Net (loss)	$(291,429)	(402,187)

Net (loss) per common share — basic	$(0.02)	$(0.03)
Net (loss) income per common share — diluted	$(0.02)	$(0.03)

Weighted average shares outstanding — basic	13,151,944	12,733,208
Weighted average shares outstanding — diluted	13,151,944	12,733,208

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(291,429)	$(402,187)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	101,740	116,768
Stock based compensation	14,985	5,962
Changes in operating assets and liabilities:
Accounts receivable	136,744	(5,906)
Inventories, net	(339,077)	95,891
Other current assets	(24,793)	(39,590)
Accounts payable and accrued liabilities	163,799	113,480
Customer advances	84,656	6,152
Total adjustments and changes	138,054	292,757
Net cash used in operating activities	(153,375)	(109,430)

Cash flows from investing activities:
Capital expenditures	(9,436)	(10,238)
Net cash used in investing activities	(9,436)	(10,238)

Cash flows from financing activities:
Principal payments on notes payable-other	(43,913)	(42,033)
Net cash used in financing activities	(43,913)	(42,033)

Net decrease in cash and cash equivalents	(206,724)	(161,701)

Cash and cash equivalents at beginning of period	973,333	673,685

Cash and cash equivalents at end of period	$766,609	$511,984

Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,213	$5,594
Income taxes paid	$—	$800

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw materials	$1,100	$1,041
Work in process, including manufactured parts and components	1,381	1,115
Finished goods	598	584
	$3,079	$2,740

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

For the three months ended March 31, 2017 and 2016, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. The cumulative loss incurred by the Company in the three-year period ended December 31, 2016 and the three month period ended March 31, 2017 was considered a significant piece of objective negative evidence. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2017, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $5,029,000, therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months ended March 31, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes, in addition to 901,341 common stock options.

For the three months ended March 31, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes, in addition to 842,304 common stock options.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance has no material impact on the Company’s consolidated financial statements.

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

The Company's results of operations for the three months ended March 31, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $14,985 and $5,962, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $4,223 ($1,578 for 2016), and selling, general and administrative expenses in the amount of $10,762 ($4,384 for 2016).

As of March 31, 2017 and 2016, there were $127,029 and $74,854 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.68 years and 1.70 years, respectively.

There were 170,000 and 163,500 stock options granted during the three months ended March 31, 2017 and 2016. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Expected Dividend Yield	—%	—%
Expected Volatility	133%	128%
Risk-free Interest Rate	2.17%	2.07%
Expected Term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three month period ended March 31, 2017:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	760,214	$.60	4.8	$109,168
Granted	170,000	.57
Exercised	—	—
Expired/Forfeited	(28,873)	1.09
Outstanding at March 31, 2017	901,341	$.58	5.8	$189,380

Exercisable at March 31, 2017	580,846	$.66	4.4	$114,777

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2017.

	Options	Weighted-Average Grant-Date Fair Value
Non-vested - January 1, 2017	272,167	$0.28
Granted	170,000	$0.55
Vested	(121,672)	$0.27
Forfeited	-	-
Non-vested – March 31, 2017	320,495	$0.43

NOTE 3 – STOCKHOLDERS’ EQUITY

In April 2017, a total of 356,323 common shares were issued to the Inrad Optics 401k plan as a match to employee contributions for the year ended December 31, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of March 31, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes.

NOTE 5 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$55	$96
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$279	$282
	334	378
Less current portion	(67)	(108)
Long-term debt, excluding current portion	$267	$270

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2016.

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

Revenue

Sales for the three months ended March 31, 2017 were $2,164,000, a decrease of 7.8%, compared to $2,348,000 for the three months ended March 30, 2016.

Sales to the defense/aerospace market decreased by approximately 2.0% to $686,000 in the three months ended March 31, 2017 compared to $700,000 in the comparable period last year. The decrease in sales in this market is mainly attributable to reduced shipments to two large defense contractors partially offset by increased shipments to another defense customer in the three months ended March 31, 2017 compared to 2016.

Process control and metrology sales were $831,000, down from $941,000 or 11.7% year over year. Sales to two large customers decreased by 67% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and was primarily attributable to the overall year over year sales decrease. This was partially offset by increased sales to one other large customer during the same period.

Sales to customers in the laser device/instrumentation market were $441,000, unchanged from $441,000 in the comparable period in 2016.

Sales to the university and national lab market decreased by $59,000 or 22.3% to $207,000 for the three months ended March 31, 2017 compared to the same period last year. Sales to a new customer in the three months ended March 31, 2017 partially offset decreased sales compared to the same period last year, from a customer whose contract had been completed by the end of the third quarter in 2016.

For the three months ended March 31, 2017 and 2016, there were two customers that each represented 10% or more of total sales. One customer represented 10% or more of sales in both periods.

The Company’s top five customers represented 48.0% of total sales in the three month period ended March 31, 2017, compared to 40.3% in the same period in 2016. Two of the same customers were included in the top five customers for each of the three month periods ended March 31, 2017 and 2016, respectively.

Orders booked during the first three months of 2017 totaled $2,391,000 compared with $2,550,000 in the same period last year.

Order backlog at March 31, 2017 and 2016 was $6,475,000 and $5,426,000, respectively.

Cost of Goods Sold

For the three months ended March 31, 2017, cost of goods sold was $1,875,000 compared to $2,074,000 in the same quarter in 2016, a decrease of $198,000 or 9.6%.

Overall, the decrease in cost of goods sold was partially attributable to lower sales in the three months ended March 31, 2017 compared to 2016. In addition, the overall sales mix consisted of products with a lower cost of material and labor components which contributed to the decreases in the cost of goods sold for the three months ended March 31, 2017, as compared to the same quarter last year.

Material costs decreased by 20.5% or $96,000 in the three months ended March 31, 2017 compared to the same period last year as a result of both the decrease in sales and the change in product mix. As a percentage of sales for the three months ended March 31, 2017, material costs decreased by 13.8 % compared with the same period in 2016.

Manufacturing salaries, wages and related fringe benefits decreased by 9.6% or $110,000 for the three months ended March 31, 2017 from the comparable period last year.

Cost of goods sold in the three months ended March 31, 2017 were impacted by a favorable overhead variance in the period as compared to the same period last year.

Gross profit for the three months ended March 31, 2017 was $289,000 or 13.4 % of sales compared to $274,000 or 11.7 % in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2017 amounted to $540,000 or 24.9% of sales. This compared to $634,000 or 27.0% of sales for the same periods in 2016.

SG&A salaries and wages and related fringe benefits decreased by 26.1%, compared with the same period in 2016 reflecting lower SG&A head count during the three months ended March 31, 2017.

For the three months ended March 31, 2017, SG&A expenses excluding salary and wages decreased by 1.3% compared to the same period in 2016.

Loss from Operations

The Company had an operating loss of $251,000 for the three months ended March 31, 2017 compared with an operating loss of $360,000 in the three months ended March 31, 2016. The decrease in the operating loss in 2017 primarily reflects the impact of a more profitable sales mix consisting of products with lower material and labor costs offset partially by the impact of lower sales in the comparable period in 2016.

Other Income and Expense

Net interest expense for the three months ended March 31, 2017 was $41,000 compared to $43,000 in the same period in 2016 as there was no significant change in the Company’s borrowings.

Income Taxes

For the three months ended March 31, 2017 and 2016, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

Net Loss

The Company had net loss of $291,000 for the three months ended March 31, 2017 compared to a net loss of $402,000 for the same period last year as decreased sales were offset by higher margins in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $767,000 and $973,000, respectively.

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of March 31, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Net cash used in operating activities	$(154)	$(110)
Net cash used in investing activities	(9)	(10)
Net cash used in financing activities	(44)	(42)
Net (decrease) in cash and cash equivalents	$(207)	$(162)

Net cash used in operating activities was $154,000 for the three months ended March 31, 2017 compared to net cash used in operations of $110,000 in the same period last year.

The increase in net cash used in operating activities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from increases in inventory offset by lower accounts receivable and higher accounts payable and advances.

Net cash used in investing activities was $9,000 during the three months ended March 31, 2017 compared to $10,000 in the same period last year reflecting the capital expenditures in both periods. Net cash used in financing activities was $44,000 and $42,000 during the three months ended March 31, 2017 and 2016, respectively, related to required principal payments on other long term notes.

Overall, cash and cash equivalents decreased by $207,000 and $162,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2017 (the “Evaluation Date”) and based on such evaluation have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant's Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant's Chief Financial Officer, William J. Foote, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant's Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant's Chief Financial Officer, William J. Foote, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ William J. Foote
William J. Foote
Chief Financial Officer,
Secretary and Treasurer

Date: May 15, 2017