Form 10-Q
period 2017-06-30
Inrad Optics, Inc.
filed 2017-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company” and “emerging growth company” in Rule 12b-2 of the exchange Act. (Check one):

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

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 10, 2017 was 13,508,267

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$619,271	$973,333
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2017 and 2016)	1,303,524	1,204,908
Inventories, net	3,118,974	2,739,864
Other current assets	194,975	143,970
Total current assets	5,236,744	5,062,075

Plant and equipment:
Plant and equipment, at cost	14,635,341	14,607,155
Less: Accumulated depreciation and amortization	(13,893,351)	(13,729,985)
Total plant and equipment	741,990	877,170
Precious metals	613,647	613,647
Intangible assets, net	111,287	151,402
Other assets	30,338	30,338

Total assets	$6,734,006	$6,734,632

Liabilities and Shareholders’ Equity
Current liabilities:

Current portion of other long term notes	$25,452	$107,801
Accounts payable and accrued liabilities	1,285,184	1,074,671
Customer advances	850,166	599,340
Total current liabilities	2,160,802	1,781,812

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	264,770	270,722
Total liabilities	4,925,572	4,552,534

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,512,867 shares issued at June 30, 2017 and 13,156,544 shares issued at December 31, 2016	135,130	131,567
Capital in excess of par value	18,850,150	18,699,852
Accumulated deficit	(17,161,896)	(16,634,371)
	1,823,384	2,197,048
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	1,808,434	2,182,098

Total liabilities and shareholders’ equity	$6,734,006	$6,734,632

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total revenue	$2,606,931	$2,641,331	$4,771,251	$4,989,437

Cost and expenses:
Cost of goods sold	2,160,002	2,062,664	4,035,188	4,136,319
Selling, general and administrative expenses	642,788	641,895	1,182,629	1,275,930
	2,802,790	2,704,559	5,217,817	5,412,249

Loss from operations	(195,859)	(63,228)	(446,566)	(422,812)

Other expense:
Interest expense—net	(40,237)	(42,154)	(80,959)	(84,757)
	(40,237)	(42,154)	(80,959)	(84,757)

Net loss before income taxes	(236,096)	(105,382)	(527,525)	(507,569)

Income tax (provision) benefit	—	—	—	—

Net loss	$(236,096)	$(105,382)	$(527,525)	(507,569)

Net loss per common share— basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding— basic and diluted	13,508,267	12,942,576	13,253,751	12,793,027

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:

Net (loss)	$(527,525)	$(507,569)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203,481	231,181
401K common stock contribution	124,289	135,193
Stock based compensation	29,572	15,560
Changes in operating assets and liabilities:
Accounts receivable	(98,616)	264,151
Inventories, net	(379,110)	399,186
Other current assets	(51,005)	(34,887)
Other assets	—	(19,166)
Accounts payable and accrued liabilities	210,513	(226,753)
Customer advances	250,826	62,562
Total adjustments and changes	289,950	827,027
Net cash (used in) provided by operating activities	(237,575)	319,458

Cash flows from investing activities:
Capital expenditures	(28,186)	(26,388)
Capitalized license fees	—	(10,000)
Net cash (used in) investing activities	(28,186)	(36,388)

Cash flows from financing activities:
Principal payments on notes payable-other	(88,301)	(84,505)
Net cash (used in) financing activities	(88,301)	(84,505)

Net (decrease) increase in cash and cash equivalents	(354,062)	198,565

Cash and cash equivalents at beginning of period	973,333	673,685

Cash and cash equivalents at end of period	$619,271	$872,250

Supplemental Disclosure of Cash Flow Information:
Interest paid	$81,952	$84,504
Income taxes paid	$1,050	$800

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$949	$1,041
Work in process, including manufactured parts and components	1,618	1,115
Finished goods	552	584
	$3,119	$2,740

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

For the three and six months ended June 30, 2017 and 2016, the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2016 and the six months ended June 30, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of June 30, 2017, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $5,118,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three and six months ended June 30, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 911,341 and 901,341 common stock options, in each respective period.

For the three and six months ended June 30, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 800,614 common stock options, in each respective period.

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

The Company's results of operations for the three months ended June 30, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $14,587 and $9,598, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $4,024 ($2,305 for 2016), and selling, general and administrative expenses in the amount of $10,563 ($7,293 for 2016).

The Company's results of operations for the six months ended June 30, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $29,572 and $15,560, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $8,247 ($3,883 for 2016), and selling, general and administrative expenses in the amount of $21,325 ($11,677 for 2016).

As of June 30, 2017 and 2016, there were $119,442 and $65,256 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.6 years and 1.6 years, respectively.

There were 180,000 and 163,500 stock options granted during the six months ended June 30, 2017 and 2016, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Expected Dividend yield	—%	—%
Expected Volatility	133 - 134%	128%
Risk-free interest rate	2.2 - 2.3%	2.1%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six month period ended June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
Stock Options	Options	Price per Option	Term (years)	Intrinsic Value

Outstanding at January 1, 2017	760,214	$.60	4.8	$109,168
Granted	180,000	.58
Exercised	—	—
Expired/Forfeited	(28,873)	1.09

Outstanding at June 30, 2017	911,341	$.59	5.6	$296,080

Exercisable at June 30, 2017	580,846	$.66	4.2	$165,693

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2017.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2017	272,167	.28
Granted	180,000	.56
Vested	(121,672)	.27
Forfeited	—	—
Non-vested – June 30, 2017	330,495	.44

NOTE 3 - STOCKHOLDERS’ EQUITY

In April 2017, the Company issued a total of 356,323 common shares to the Inrad Optics 401k plan as a match to employee contributions for the year ended December 31, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues quarterly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of June 30, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes which is included in accrued expenses.

NOTE 5 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$14	$96
U.S. Small Business Administration term note payable in equal monthly installments of principal and interest in the amount of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	276	282
	290	378
Less current portion	(25)	(108)
Long-term debt, excluding current portion	$265	$270

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

Sales for the three months ended June 30, 2017 decreased 1.3% to $2,607,000 from $2,641,000 for the comparable period last year. For the six months ended June 30, 2017, sales were $4,771,000, a decrease of 4.4%, compared to $4,989,000 for the six months ended June 30, 2016.

Sales to customers in the defense/aerospace market decreased by 31.4% and 18.2% for the three and six months ended June 30, 2017, respectively, compared to the same periods last year. This reflected lower bookings activity and reduced shipments to three major customers in this market.

Sales to customers in the process control and metrology market increased by 35.1% and 11.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods last year. This was mainly attributable to increased shipments to one major customer who booked a large order during the periods.

Sales in the laser systems and related products market decreased by 52.1% and 32.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year. Sales under one government contract, in addition to two sales to original equipment manufacturers in this market were primarily responsible for the decrease compared to the same periods last year.

The university and national lab market increased by 97.5% in the second quarter of 2017 and was up 43.4% in the six months ended June 30, 2017 compared to the same periods last year. Sales increases to one large national lab were primarily attributable for the overall increase.

In the six months ended June 30, 2017, the Company had two customers that individually had sales representing more than 10% of total sales. One customer was in the defense/aerospace market and the other customer was in the process control and metrology market. For the six months ended June 30, 2016, there was one customer with sales of more than 10% of total sales. This customer was in the defense/aerospace market.

The Company’s top five customers represented 47.4% of total sales in the six month period ended June 30, 2017, compared to 35.9% in the same period in 2016. For the three months ended June 30, 2017 and 2016, sales for the top five customer group represented 51.4% and 41.1%, respectively.

Orders booked during the first six months of 2017 were $5.4 million compared to $4.9 million in the comparable period last year.

Order backlog was $6.8 million at June 30, 2017, compared to $5.1 million at June 30, 2016.

Cost of Goods Sold

Cost of goods sold was $2,160,000 and $2,063,000 for the three months ended June 30, 2017 and 2016, respectively. This represented an increase of $97,000 or 4.7%. For the six months ended June 30, 2017, cost of goods sold were $4,035,000, a decrease of $101,000 or 2.4% compared to $4,136,000 in the same period in 2016.

Material costs as a percentage of sales for the three and six months ended June 30, 2017 increased as compared to the same period in 2016, primarily due to an increase in sales mix to products with a higher component of material costs.

For the three months ended June 30, 2017, manufacturing salaries and wages and related fringe benefits decreased by approximately 5.4% or $57,000 from the comparable period in 2016. For the six months ended June 30, 2017, manufacturing salaries and wages and related fringe benefits decreased by approximately 7.6% or $167,000 from the six months ended June 30, 2016. Average head counts were higher during the comparable periods last year.

Manufacturing expenses decreased by 16.1% in the second quarter compared to the same period in 2016 and were down 8.6% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Gross profit for the three months ended June 30, 2017 was $447,000 or 17.1% of sales compared to $579,000 or 21.9% of sales in the same quarter last year. Gross profit for the six months ended June 30, 2017 and 2016 was $736,000 or 15.4% and $853,000 or 17.1% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2017 amounted to $643,000 or 24.7% of sales and 1,183,000 or 24.8% of sales, respectively. This compared to $642,000 or 24.3% of sales and $1,276,000 or 25.6% of sales, respectively, for the same periods in 2016.

For the three and six months ended June 30, 2017, SG&A salary, wages and fringe benefits decreased by approximately $11,000 or 3.3% and $103,000 or 14.9%, respectively, reflecting lower average head count levels compared to the same periods in 2016.

SG&A expenses increased by approximately $12,000 or 3.7% and $9,000 or 1.7% in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 mainly due to higher recruiting costs which were partially offset by lower trade show expenses during the period.

Loss from Operations

The Company had a loss from operations of $196,000 in the three months ended June 30, 2017 compared with an operating loss of $63,000 in the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company’s operating loss was $447,000 compared with an operating loss of $423,000 in the same period last year.

Other Income and Expense

Net interest expense for the three months ended June 30, 2017 was $40,000 compared to $42,000 in the same period in 2016. Net interest expense for the six months ended June 30, 2017 was $81,000 compared to $85,000 in the same period in 2016.

Income Taxes

For the three and six months ended June 30, 2017 and 2016, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net loss of $236,000 compared to a net loss of $105,000 in the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company had a net loss of $528,000 and $508,000, respectively. Lower sales in the three and six months ended June 30, 2017 partially offset by reduced operating and SG&A expenses compared to the previous year was primarily responsible for the increase in operating losses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, payment of accrued and current interest on convertible debt, servicing of long term debt and capital expenditures.

As of June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $619,000 and $973,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an annual interest rate of 4.35%. In July, the term loan agreement with Valley National Bank was paid off, in full.

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of June 30, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash (used in) provided by operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)

Net cash (used in) provided by operating activities	$(238)	$319
Net cash (used in) investing activities	(28)	(36)
Net cash (used in) financing activities	(88)	(85)
Net (decrease) increase in cash and cash equivalents	$(354)	$198

Net cash used in operating activities was $(238,000) for the six months ended June 30, 2017 compared to net cash provided by operating activities of $319,000 in the same period last year.

In addition to the higher loss, the decrease in net cash from operating activities in the six months ended June 30, 2017 resulted primarily from the Company’s net decrease in working capital compared to the six months ended June 30, 2016 as increases in accounts receivable and inventory were only partially offset by increased accounts payable and customer advances.

Net cash used in investing activities was $28,000 during the six months ended June 30, 2017 compared to $36,000 last year. The expenditures in 2017 and 2016 were primarily for operating equipment, in addition to capitalized license fees in 2016. Net cash used in financing activities was $88,000 and $85,000 during the six months ended June 30, 2017 and 2016, respectively, and were related to principal payments on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $354,000 in the six months ended June 30, 2017 compared with a net increase of $198,000 for the six months ended June 30, 2016.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date:  August 14, 2017

