Form 10-Q
period 2017-09-30
Inrad Optics, Inc.
filed 2017-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 10, 2017 was 13,508,267

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$567,231	$973,333
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2017 and 2016)	1,280,045	1,204,908
Inventories, net	3,150,830	2,739,864
Other current assets	90,512	143,970
Total current assets	5,088,618	5,062,075

Plant and equipment:
Plant and equipment, at cost	14,701,959	14,607,155
Less: Accumulated depreciation and amortization	(13,951,858)	(13,729,985)
Total plant and equipment	750,101	877,170
Precious Metals	613,647	613,647
Intangible Assets, net	91,229	151,402
Other Assets	38,298	30,338

Total Assets	$6,581,893	$6,734,632

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$11,500	$107,801
Accounts payable and accrued liabilities	1,247,488	1,074,671
Customer advances	777,579	599,340
Total current liabilities	2,036,567	1,781,812

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	261,780	270,722
Total liabilities	4,798,347	4,552,534

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,512,867 shares issued at September 30, 2017 and 13,156,544 shares issued at December 31, 2016	135,130	131,567
Capital in excess of par value	18,865,125	18,699,852
Accumulated deficit	(17,201,759)	(16,634,371)
	1,798,496	2,197,048
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	1,783,546	2,182,098
Total Liabilities and Shareholders’ Equity	$6,581,893	$6,734,632

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total revenue	$2,529,623	2,440,332	$7,300,874	$7,429,769

Cost and expenses:
Cost of goods sold	1,891,036	1,863,068	5,926,224	5,999,387
Selling, general and administrative expenses	638,590	570,029	1,821,219	1,845,959
	2,529,626	2,433,097	7,747,443	7,845,346

(Loss) income from operations	(3)	7,235	(446,569)	(415,577)

Other expense:
Interest expense—net	(39,860)	(41,712)	(120,819)	(126,469)
	(39,860)	(41,712)	(120,819)	(126,469)

Net loss before income taxes	(39,863)	(34,477)	(567,388)	(542,046)

Income tax (provision) benefit	—	—	—	—

Net loss	$(39,863)	$(34,477)	$(567,388)	(542,046)

Net loss per common share— basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.04)

Weighted average shares outstanding— basic and diluted	13,508,267	13,151,944	13,318,228	12,872,787

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(567,388)	$(542,046)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	282,046	339,903
401K common stock contribution	124,289	135,193
Stock based compensation	44,547	23,930
Changes in operating assets and liabilities:
Accounts receivable	(75,137)	584,533
Inventories, net	(410,966)	303,538
Other current assets	53,458	(124)
Other assets	(7,960)	—
Accounts payable and accrued liabilities	172,817	(142,705)
Customer advances	178,239	176,642
Total adjustments and changes	361,333	1,420,910
Net cash (used in) provided by operating activities	(206,055)	878,864

Cash flows from investing activities:
Capital expenditures	(94,804)	(72,343)
Capitalized license fees	—	(28,750)
Net cash (used in) investing activities	(94,804)	(101,093)

Cash flows from financing activities:
Principal payments on notes payable-other	(105,243)	(127,419)
Net cash (used in) financing activities	(105,243)	(127,419)

Net increase (decrease) in cash and cash equivalents	(406,102)	650,352

Cash and cash equivalents at beginning of period	973,333	673,685

Cash and cash equivalents at end of period	$567,231	$1,324,037

Supplemental disclosure of cash flow information:
Interest paid	$122,278	$90,460
Income taxes paid	$1,050	$800

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

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2017	December 31, 2016
	(Unaudited)
Raw materials	$973	$1,041
Work in process, including manufactured parts and components	1,594	1,115
Finished goods	584	584
	$3,151	$2,740

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

For the three and nine months ended September 30, 2017 and 2016 the Company did not record a current provision for either state or federal income tax due to the losses incurred for both income tax and financial reporting purposes or the availability of net operating loss carry-forwards to offset against federal and state income tax.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2016 and the nine months ended September 30, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of September 30, 2017, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $5,200,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance.

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

For the three months and nine months ended September 30, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 911,341 common stock options, in each respective period.

For the three and nine months ended September 30, 2016, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes in each respective period, in addition to 779,547 common stock options, in each respective period.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis, the Company does not currently expect a material impact on the Company’s consolidated financial statements. The Company is expecting to utilize the modified retrospective transition method of adoption. The Company is continuing to work through the remaining steps of the adoption plan to facilitate adoption effective January 1, 2018. As part of this, the Company is assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. The Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance has no material impact on the Company’s consolidated financial statements.

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

The Company's results of operations for the three months ended September 30, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $14,975 and $8,370, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $4,027 ($2,311 for 2016), and selling, general and administrative expenses in the amount of $10,948 ($6,059 for 2016).

The Company's results of operations for the nine months ended September 30, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $44,547 and $23,930, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $12,274 ($6,194 for 2016), and selling, general and administrative expenses in the amount of $32,273 ($17,736 for 2016).

As of September 30, 2017 and 2016, there were $104,467 and $56,886 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.5 years and 1.5 years, respectively.

There were 180,000 and 163,500 stock options granted during the nine months ended September 30, 2017 and 2016, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Expected Dividend yield	—%	—%
Expected Volatility	133 - 134%	128%
Risk-free interest rate	2.2 - 2.3%	2.1%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine month period ended September 30, 2017:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	760,214	$.60	4.8	$109,168
Granted	180,000	.58
Exercised	—	—
Expired/Forfeited	(28,873)	1.09
Outstanding at September 30, 2017	911,341	$.59	5.4	$710,880

Exercisable at September 30, 2017	580,846	$.66	3.9	$315,445

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2017.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2017	272,167	.28
Granted	180,000	.56
Vested	(121,672)	.27
Forfeited	—	—
Non-vested – September 30, 2017	330,495	.44

NOTE 3 – STOCKHOLDERS’ EQUITY

In April 2017, the Company issued a total of 356,323 common shares to the Inrad Optics 401k plan as a match to employee contributions for the year ended December 31, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues quarterly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of September 30, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes.

NOTE 5 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$—	$96
U.S. Small Business Administration term note payable in equal monthly installments of $1,922, including principle and interest, and bearing an interest rate of 4.0% and expiring in April 2032.	273	282
	273	378
Less current portion	(11)	(108)
Long-term debt, excluding current portion	$261	$270

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

Revenue

For the three months ended September 30, 2017, sales increased by $89,000 or 3.7% to $2,530,000 from $2,440,000 for the comparable period last year. For the nine months ended September 30, 2017, sales were $7,301,000, a decrease of 1.7% or $129,000, compared to $7,430,000 for the nine months ended September 30, 2016.

Sales to customers in the defense/aerospace market increased by 28.7% for the three months ended September 30, 2017 compared to the same period last year, offsetting a decrease in sales in the first six months of 2017 compared to the same period in 2016. The third quarter sales increase in this market resulted from a significant increase in shipments to one large defense contractor. This was partially offset by a reduction in sales to another defense contractor compared to the prior year. Sales for the nine months ended September 30, 2017 in the defense/aerospace market were down 4.5% compared to the same period last year.

Sales to customers in the process control and metrology market increased by 25.1% and 15.6% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Increased shipments to one major customer were primarily attributable for the increase during the three and nine months ended September 30, 2017 in addition to general business activity across the market which was higher.

Sales in the laser systems and related products market decreased by 54.9% and 40.2% for the three and nine months ended September 30, 2017 compared to the same periods last year. This was primarily due to reduced sales to one large original equipment manufacturer.

Sales for the three months ended September 30, 2017 in the university and national lab market were down 18.8% compared to the same period last year but increased by 18.5% in the nine months ended September 30, 2017 compared to the same period last year on increased sales to one large national lab.

For the three months ended September 30, 2017 the Company had two customers whose sales represented more than 10% of total sales. One customer was in the defense/aeronautic market and the other customer was in the process control and metrology market. These two same customers also represented sales of more than 10% of total sales for the nine months ended September 30, 2017

The Company’s top five customers represented 45.7% of total sales in the nine months ended September 30, 2017, compared to 38.6% in the same period in 2016. For the three months ended September 30, 2017 and 2016, sales for the top five customer group represented 46.4% and 39.2%, respectively.

Orders booked in the nine months ended September 30, 2017 were $8.3 million, up 10.3% compared to $7.6 million in the comparable period last year.

Order backlog was $7.3 million at September 30, 2017, compared to $5.4 million at September 30, 2016.

Cost of Goods Sold

Cost of goods sold was $ 1,891,000 and $1,863,000 for the three months ended September 30, 2017 and 2016, respectively. This represented an increase of $28,000 or 1.5%. For the nine months ended September 30, 2017, cost of goods sold were $ 5,926,000, a decrease of $73,000 or 1.2% compared to $5,999,000 in the same period in 2016.

Material costs as a percentage of sales for the three and nine months ended September 30, 2017 increased as compared to the same period in 2016, primarily due to an increase in sales mix to products with a higher component of material costs.

For the three months ended September 30, 2017, manufacturing salaries and wages and related fringe benefits increased by approximately 2.4% or $25,000 from the comparable period in 2016. For the nine months ended September 30, 2017, manufacturing salaries and wages and related fringe benefits decreased by approximately 2.7% or $142,000 from the nine months ended September 30, 2016.

Manufacturing expenses increased by 7.0% in the third quarter compared to the same period in 2016 and were down 2.9% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The changes over the three and nine months ended September 30, 2017 and 2016 related primarily to the timing of production supplies and repair and maintenance expenditures in the respective periods.

Gross profit for the three months ended September 30, 2017 was $639,000 or 25.2% of sales compared to $577,000 or 23.7% of sales in the same quarter last year. Gross profit for the nine months ended September 30, 2017 and 2016 was $1,375,000 or 18.8% and $1,430,000 or 19.3% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended September 30, 2017 amounted to $639,000 or 25.2% of sales compared to $570,000 or 23.4% of sales in the comparable period last year. In the nine months ended September 30, 2017 and 2016, SG&A expenses were $1,821,000 and $1,846,000 or 24.9% and 24.8% of sales, respectively.

SG&A salary, wages and fringe benefits increased by approximately $20,000 or 6.5% for the three months ended September 30, 2017 but decreased $83,000 or 8.3% for the nine months ended September 30, 2017, compared to the same periods last year reflecting average head count levels in the respective periods.

SG&A expenses, excluding salary, wages and fringe benefits, increased by approximately $47,000 or 20% and $56,000 or 7.4% in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively. SG&A expenses were negatively impacted by the timing of trade show expenditures which were approximately $33,000 higher in the quarter despite being relatively unchanged on a year to date basis. SG&A expense increases were mainly due to higher recruiting costs and higher information technology service costs during the nine months ending September 30, 2017 versus 2016.

Loss from Operations

The Company had a loss from operations of $0 in the three months ended September 30, 2017 compared to income from operations of $7,000 in the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company’s operating loss was $447,000 compared with an operating loss of $416,000 in the same period last year.

Other Income and Expense

Net interest expense for the three months ended September 30, 2017 was $40,000 compared to $42,000 in the same period in 2016. Net interest expense for the nine months ended September 30, 2017 was $121,000 compared to $126,000 in the same period in 2016.

Income Taxes

For the three and nine months ended September 30, 2017 and 2016, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net loss of $40,000 compared to a net loss of $34,000 in the three months ended September 30, 2017 and 2016, respectively. Higher sales and margins in the three months ended September 30, 2017 were offset by increases in SG&A expenses compared to the previous year.

For the nine months ended September 30, 2017 and 2016, the Company had a net loss of $567,000 and $542,000, respectively. The impact of lower sales and margins in the nine months ended September 30, 2017 were partially offset by lower SG&A and interest expense compared to the prior year.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operating losses, payment of accrued and current interest on convertible debt, servicing of long term debt and capital expenditures.

As of September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $567,000 and $973,000, respectively.

On July 26, 2012, the Company entered into a term loan agreement with Valley National Bank, Wayne, NJ, in the amount of $750,000. The loan is secured with a security interest in equipment acquired by the Company in the amount of $825,000 which enhances the Company’s thin film coating capabilities. The loan is repayable in equal monthly installments over five years beginning in August 2012 and bears an annual interest rate of 4.35%. In July 2017, the term loan agreement with Valley National Bank was paid off, in full.

On June 9, 2016, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2019 from April 1, 2017. The notes bear interest at 6%. Interest accrues quarterly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2020 to April 1, 2022. As of September 30, 2017, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)

Net cash (used in) provided by operating activities	$(206)	$878
Net cash (used in) investing activities	(95)	(101)
Net cash (used in) financing activities	(105)	(127)
Net (decrease) increase in cash and cash equivalents	$(406)	$650

Net cash used in operating activities was $206,000 for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $878,000 in the same period last year.

Net cash used in operating activities in the nine months ended September 30, 2017 was primarily related to increased accounts receivable and inventory partially offset by increased accounts payable and customer advances. In the nine months ended September 30, 2016 net cash provided by operations resulted from reductions in accounts receivable, inventory and increased customer advances partially offset by reductions in accounts payable during the period.

Net cash used in investing activities was $95,000 during the nine months ended September 30, 2017 compared to $101,000 last year. Capital expenditures in 2017 and 2016 were primarily for operating equipment. In addition the Company paid for and capitalized license fees in 2016. Net cash used in financing activities was $105,000 and $127,000 during the nine months ended September 30, 2017 and 2016, respectively, and were related to principal payments on other long term notes.

Overall, the Company had a net decrease in cash and cash equivalents of $406,000 in the nine months ended September 30, 2017 compared with a net increase of $650,000 for the nine months ended September 30, 2016.

The Company’s management believe that existing cash resources and cash resources anticipated to be generated from future operating activities are sufficient to meet working capital requirements, anticipated capital expenditures, debt servicing payments and other contractual obligations over the next twelve months from the date of issuance of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2017 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date: November 14, 2017