Form 10-K
period 2017-12-31
Inrad Optics, Inc.
filed 2018-04-02
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,964,343. (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 30, 2018 – 13,516,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The products produced by Inrad Optics, Inc. fall into two main categories: Optical Components and Laser Devices/Instrumentation.

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

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense and security EO systems, medical lasers and research and development applications by engineers within corporations, universities and national laboratories.

The following table summarizes the Company’s net sales by product categories during the past two years. Laser Devices/Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2017		2016
Category (In thousands)	Net Sales	%	Net Sales	%

Optical Components	$8,363	84.8	$8,055	82.5
Laser Devices /Instrumentation	1,496	15.2	1,712	17.5
Total	$9,859	100	$9,767	100

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

The Company grows and fabricates electro-optic and nonlinear crystal devices for altering the intensity, polarization or wavelength of a laser beam. Other crystal components, produced as part of the Crystals and Devices product line, are used in laser research in commercial laser systems and in detection of fast neutrons.

b)	Pockels’ Cells and Drivers

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

Sales by Market

The photonics industry serves a broad, fragmented and expanding set of markets. As technologies are discovered, developed and commercialized, the applications for photonic systems and devices, and the components embedded within those devices, grow across traditional market boundaries. While a significant part of the Company’s business remains firmly in the defense and aerospace markets, other markets served include original equipment manufacturers (OEM) in the medical and industrial laser market, and OEM customers in the metrology and process control market, university research institutes and national labs worldwide. Scanning, detection and imaging technologies for homeland security and health care markets are beginning to provide opportunities for the Company and these new sectors are expected to continue to account for potential future growth and demand for our products and capabilities.

In 2017 and 2016 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2017		2016
Market (In thousands)	Net Sales	%	Net Sales	%
Defense/Aerospace	$3,235	32.8	$3,639	37.2
Process control & metrology	4,254	43.1	3,436	35.2
Laser systems	1,139	11.6	1,573	16.1
Universities & national laboratories	1,231	12.5	1,119	11.5
Total	$9,859	100	$9,767	100

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

Defense/Aerospace sales represented approximately 32.8% and 37.2% of sales in 2017 and 2016, respectively. Sales decreased by approximately $404,000 or 11.1% from 2016. The decrease in 2017 is primarily due to reduced bookings and shipments from a number of defense customers partially offset by an increase in shipments to two other major defense customers compared to the previous year.

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

Sales in the Process Control and Metrology (PC&M) market increased by $818,000 or 23.8% in 2017 compared to 2016 and represented 43.1% of sales compared to 35.2% in the prior year. The increase in 2017 sales is mainly attributable to increased bookings and shipments to one large international OEM customer serving the semi-conductor industry offset partially by lower sales to two other major customers in the same PC&M market.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued growth opportunities which match its capabilities in precision optics, crystal products, and monochromators.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers which the Company serves as an OEM supplier of standard and custom optical components and laser accessories, as well as a number of smaller customers in other markets that the Company does not list separately.

Sales in this market were 11.6% of sales in 2017 compared to 16.1% in 2016. This represented a decrease of $434,000 or 27.6% from the prior year. Increased shipments to one laser manufacturer were offset by lower shipments under direct government contracts.

Universities and National Laboratories

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that market. Sales to customers within the University and National Laboratories market consist primarily of the Company’s legacy systems, Pockels’ cells and related repairs. Sales in 2017 increased by $112,000, or 10% and as a percentage of total sales to 12.5% compared to 11.5% in 2016. This was primarily attributable to increased business in 2017 from one National Lab that received government funding for a program which utilized our products and an increase in sales to one university account due to a large order received during the year.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2017, the Company’s sales to its top three customers accounted for 34.6% of sales. This included sales to a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments. These sales represented 14.8% of total sales during the year.

Two other customers included one foreign-based manufacturer and one domestic manufacturer of process control and metrology equipment whose sales represented 14.3% and 5.6% of sales, respectively.

The same three customers represented 10.5%, 1.6% and 3.5%, of sales in 2016, respectively.

Sales to the Company’s top five customers represented approximately 45.1% and 37.8% of sales, in 2017 and 2016, respectively. All these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 32.5%, and 23.1% of product sales in 2017 and 2016, respectively.

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

Independent sales agents are used in major non-U.S. markets, including Canada, the United Kingdom, the European Union, Israel, and Japan.

Sales and marketing efforts are coordinated by the Vice President, Sales and Marketing, to promote our product lines through various means including participation in trade shows, internet based marketing, media and non-media advertising and promotion and management of international sales representatives and distributors.

Backlog

The Company’s order backlog at December 31, 2017 was $6,512,000. The Company’s order backlog as of December 31, 2016 was $6,255,000.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2018. However, our backlog at any given date may consist of orders with delivery schedules that extend beyond 12 months into the future.

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

Employees

As of the close of business on March 28, 2018, the Company had 62 full-time employees.

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

a)	The Company has incurred a net loss for the past two years

The Company has historically incurred substantial net losses. We had a net loss of $0.6 million and $0.6 million for the fiscal years ended December 31, 2017 and 2016, respectively. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and shareholders’ equity. We are unable to predict, with certainty, when we will become profitable and our inability to achieve and sustain profitability will negatively affect our business, financial condition, results of operations and cash flows.

b)	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $2.8 million, as well as, to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

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

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2017, five customer accounts represented approximately 45.4% of total revenues and two of these customers each accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

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

f)	The Company’s stock price may fluctuate widely

The Company’s stock is thinly traded. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts, or market or related declines, may materially affect the market price of the Company’s common stock. In addition, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s common stock.

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

i)	The Company’s manufacturing processes require products from limited sources of supply

The Company utilizes many relatively uncommon materials and compounds to manufacture its products. Many of the materials have long lead times and the Company’s suppliers could fail to deliver sufficient quantities of these necessary materials on a timely basis, or deliver contaminated or inferior quality materials, or markedly increase their prices. Any such actions could have an adverse effect on the Company’s business, despite the Company’s efforts to secure long term commitments from its suppliers. Adverse results might include reducing the Company’s ability to meet commitments to its customers, compromising the Company’s relationship with its customers, adversely affecting the Company’s ability to meet expanding demand for its products, or causing the Company’s financial results to deteriorate.

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

Administrative, engineering and manufacturing operations are housed in a 41,935 square foot building located in Northvale, New Jersey. The lease for the Northvale facility was renewed for a term of two years from June 1, 2015 to May 31, 2017 along with an option to renew the lease for two additional one year terms running through May 31, 2019, at substantially the same terms. The Company has exercised its option to renew the Northvale lease for an additional one year term running through May 31, 2018. The Company intends to exercise the option to renew the lease for an additional one-year term through May 31, 2019, prior to the end of the current lease term.

We believe that our existing facility is adequate to meet current and future projected production needs.

Item 3.	Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)	Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Pink Sheets under the symbol INRD.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2016 through the quarter ended December 31, 2017, as reported by the OTC Pink Sheets. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2017	$1.40	$1.05

Quarter ended September 30, 2017	1.45	.61

Quarter ended June 30, 2017	.90	.53

Quarter ended March 31, 2017	.70	.51

Quarter ended December 31, 2016	.54	.31

Quarter ended September 30, 2016	.45	.26

Quarter ended June 30, 2016	.40	.28

Quarter ended March 31, 2016	.40	.30

As of March 21, 2018 the Company’s closing stock price was $0.99 per share.

b)	Shareholders

As of March 22, 2018, there were approximately 122 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 244 beneficial shareholders.

c)	Dividends

The Company has not historically paid cash dividends. Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the foreseeable future.

d)	Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the past year.

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2017	2016	2015	2014	2013

Revenues	$9,859,201	$9,766,525	$10,492,229	$9,726,145	$11,235,654

Net (loss) income	(682,531)	(605,085)	(478,935)	(2,514,851)	(1,649,961)

Earnings (loss) per share
Basic (loss) earnings per share	(0.05)	(0.05)	(0.04)	(0.21)	(0.14)
Diluted (loss) earnings per share	(0.05)	(0.05)	(0.04)	(0.21)	(0.14)
Weighted average shares
Basic	13,357,622	12,926,471	12,570,867	12,221,734	11,975,900
Diluted	13,357,622	12,926,471	12,570,867	12,221,734	11,975,900

Total assets	6,542,505	6,734,632	7,074,989	7,396,415	9,848,055
Long-term obligations	2,757,738	2,770,722	2,878,906	3,048,747	3,212,868
Shareholders’ equity	1,685,447	2,182,098	2,622,028	2,995,647	5,363,840

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Beginning January 1, 2018, we adopted new revenue recognition guidance issued by the FASB, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of, and obtain the benefits from, the goods or services. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.

We have performed a review of the requirements of the new guidance and have initially identified which of our revenue streams will be within the scope of ASU 2014-09. We are continuing to work through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to our processes, internal controls and changes in financial reporting. The Company is finalizing its review and evaluation of the impact of the accounting and disclosure changes on its business processes and controls for adoption in 2018. Based on our assessment to date, the adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost of manufactured goods includes material, labor and overhead.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2017	2016
Revenues:
Product sales	100%	100%
Costs and expenses:
Cost of goods sold	80.5%	80.0%
Gross profit margin	19.5%	20.0%
Selling, general and administrative expenses	24.5%	25.1%
Operating (loss) income	(5.0)%	(5.1)%
Net (loss) income	(6.9)%	(6.2)%

Revenues

Sales were $9,859,000 in 2017, an increase of 1%, or $92,000 compared to $9,767,000 in 2016.

Sales to the defense and aerospace market decreased 11.1% to $3,234,000 from $3,639,000 in 2016 representing 32.8% and 37.2% of total sales, respectively. This primarily reflects a decrease in sales to a number of existing defense customers partially offset by sales increases to two large defense customers.

Sales in the process control and metrology market increased to $4,254,000 in 2017 from $3,436,000 in 2016, up $818,000 or 23.8%. These sales represented 43.1% and 35.2%, of total sales, respectively. The increase in 2017 is mainly the result of higher demand from one OEM customer in the semi-conductor business partially offset by a decrease in sales to other customers in this market.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $1,139,000 in 2017 and $1,573,000 in 2016. Overall, sales of laser devices and related products represented 11.6% of total sales in 2017, a decrease from 16.1% in 2016. Sales decreased by approximately $434,000 primarily as a result of lower shipments to a customer who manufactures laser components and sub-systems and the completion of one U.S. government contract in the prior year which was partially offset by increased shipments under another U.S. government contract this year.

Sales to customers within the university and national laboratories market increased in 2017 to $1,231,000 from $1,119,000 in 2016, up 10%, mainly due to an increase in orders from one national laboratory customer and one university customer. As a percentage of total sales, this market represented 12.5% and 11.5% of total sales in 2017 and 2016, respectively.

Bookings

The Company booked new orders totaling approximately $10.1 million in 2017, a decrease of $0.7 million or 6.3% from $10.8 million in 2016, as a result of an increase in orders for the Company’s crystal and devices and custom optics product lines offset by a decrease in orders for the Company’s metal optics product line.

The Company’s backlog as of December 31, 2017 was $6.5 million compared to $6.3 million as of December 31, 2016.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 80.5% compared to 80.0% for the years ended December 31, 2017 and 2016, respectively. In 2017, cost of goods sold was $7,937,000 compared to cost of goods sold of $7,812,000 in 2016 an increase of approximately $125,000.

The increase in cost of goods sold in 2017 was mainly attributable to sales mix changes, primarily related to one customer, which had the effect of increasing material cost as a percentage of sales. Material costs increased by approximately $245,000 or 14.6%. This was offset by cost reductions in other expenses including salaries and wages, manufacturing expenses and depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2,417,000 in 2017 compared to $2,451,000 in 2016, a decrease of $34,000 or 1.4%. The decrease partially reflects reductions in SG&A salaries, wages and associated benefits of approximately $79,000 due to the timing of personnel changes in 2017 compared to 2016. This was partially offset by increased sales and marketing expenses primarily due to increased activity in trade shows in 2017 compared to 2016.

As a percentage of sales, SG&A was 24.5% of sales in 2017 compared to 25.1% in 2016, primarily due to lower sales in 2016.

Operating (Loss)

The Company had an operating loss of $494,000 in 2017, compared to $496,000 in 2016.

Other Income and Expenses

Net interest expense of $161,000 in 2017 decreased from $168,000 in 2016 as the Company continued to make payments to reduce its long-term notes payable.

In 2017, the Company sold surplus equipment and recorded a gain of $24,000.

In addition, the Company recorded a loss of $52,000 as part of a transaction which included the exchange of precious metals. In 2016, the Company recorded a gain of $59,000 as part of a transaction which included the exchange of precious metals.

Income Taxes

In 2017 and 2016, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net (Loss)

In 2017, the Company recorded a net loss of $683,000 compared to a net loss of $605,000 in 2016. In 2017, the Company recorded a loss on exchange of precious metals of $52,000 compared to a gain on exchange of precious metals in the prior year mainly due to the impact of market price changes for the related precious metals over the comparable periods. The loss on the exchange of precious metals in 2017 was offset by a gain on the sale of fully-depreciated surplus fixed assets in the amount of $24,000.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2017 and December 31, 2016, cash and cash equivalents were $800,000 and $973,000, respectively.

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

The Company paid $112,500 and $112,500 for interest on the subordinated convertible promissory notes in 2017 and 2016, respectively. Accrued interest of $112,500 and $75,000 is included in Accounts payable and accrued liabilities as of December 31, 2017 and 2016, respectively.

In total, the Company paid $125,000 of interest in 2017 and $132,000 of interest in 2016 on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

In 2017, the Company had capital expenditures of $119,000. In 2016, capital expenditures were $114,000. In addition, the Company purchased a patent license in 2016 for $30,000 compared to $0 in 2017.

The Company had a net decrease in cash of $173,000 for the twelve months ended December 31, 2017 compared to a net increase in cash of $300,000 for the twelve months ended December 31, 2016.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years ended December 31,
	2017	2016

Net cash provided by (used in) operations	$30	$615

Capital Expenditures & purchase of precious metals	(121)	(114)

Proceeds on sale or disposal of plant and equipment	24	—

Purchase of patent license	—	(30)

Principal payments on debt obligations	(108)	(171)

Overview of Financial Condition

The Company recorded a net loss of $683,000 for the twelve months ended December 31, 2017 compared to a net loss of $605,000 in the same period last year. The Company’s cash and cash equivalents decreased to $800,000 at December 31, 2017 compared to $973,000 at December 31, 2016.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2019.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2017 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable, including interest	$2,688	$150	$2,538	$—	$—
Notes payable-other, including interest	365	23	69	46	227
Total contractual cash obligations	$3,053	$173	$2,607	$46	$227

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2017 and 2016.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 23 of the Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

None

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2017 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2017.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2017.

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

(a) (3)	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Subordinated Convertible Promissory Note dated July 25, 2014 held by Clarex, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015)
4.3	Subordinated Convertible Promissory Note dated July 25, 2014 held by Welland, Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015)
10.1	2000 Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
10.3	Proposal to Renew and Extend Lease dated June 1, 2015 between Inrad Optics, Inc. (“Tenant”) and S & R Costa Realty, LLP (“Landlord”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
23.2*	Consent of Baker Tilly Virchow Krause, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

Item 16.	Form 10-K Summary.

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	April 2, 2018
Jan M. Winston	of Directors

/s/ Luke P. LaValle, Jr.	Director	April 2, 2018
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	April 2, 2018
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	April 2, 2018
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	April 2, 2018
Amy Eskilson	and Director (Principal Executive Officer)

/s/ William J. Foote	Chief Financial Officer, Secretary and Treasurer	April 2, 2018
William J. Foote	and Director (Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP
We have served as the Company’s auditor since 2017.

New York, New York

April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inrad Optics, Inc. and Subsidiaries as of December 31, 2016 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 31, 2017

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$799,953	$973,333
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2017 and 2016)	1,034,398	1,204,908
Inventories, net	3,196,001	2,739,864
Other current assets	127,900	143,970
Total Current Assets	5,158,252	5,062,075
Plant and Equipment:
Plant and equipment at cost	14,726,638	14,607,155
Less: Accumulated depreciation and amortization	(14,013,850)	(13,729,985)
Total plant and equipment	712,788	877,170
Precious Metals	563,760	613,647
Intangible Assets, net of accumulated amortization	70,219	151,402
Other Assets	37,486	30,338
Total Assets	$6,542,505	$6,734,632

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term notes payable -other	$12,486	$107,801
Accounts payable and accrued liabilities	1,217,157	1,074,671
Customer advances	869,677	599,340
Total Current Liabilities	2,099,320	1,781,812

Related Party Convertible Notes Payable	2,500,000	2,500,000

Long-Term Notes Payable -other, net of current portion	257,738	270,722
Total Liabilities	4,857,058	4,552,534

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares 13,521,200 issued at December 31, 2017 and 13,156,544 issued at December 31, 2016	135,213	131,567
Capital in excess of par value	18,882,086	18,699,852
Accumulated deficit	(17,316,902)	(16,634,371)
	1,700,397	2,197,048

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	1,685,447	2,182,098
Total Liabilities and Shareholders’ Equity	$6,542,505	$6,734,632

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues
Net sales	$9,859,201	$9,766,525

Cost and expenses
Cost of goods sold	7,936,534	7,812,248
Selling, general and administrative expense	2,416,794	2,450,706
	10,353,328	10,262,954

Operating (loss)	(494,127)	(496,429)

Other income (expense), net
Interest expense, net	(160,643)	(167,635)
(Loss) gain on exchange of precious metals	(51,761)	58,979
Gain on sale or disposal of plant and equipment	24,000	—
	(188,404)	(108,656)

(Loss) before income taxes	(682,531)	(605,085)

Income tax provision	—	—

Net (loss)	$(682,531)	$(605,085)

Net (loss) per share – basic	$(0.05)	$(0.05)

Net (loss) per share – diluted	$(0.05)	$(0.05)

Weighted average shares outstanding – basic	13,357,622	12,926,471

Weighted average shares outstanding – diluted	13,357,622	12,926,471

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2016	12,737,808	$127,380	$18,538,884	$(16,029,286)	$(14,950)	$2,622,028

401K contribution	418,736	4,187	131,006	—	—	135,193

Stock-based compensation expense	—	—	29,962	—	—	29,962

Net loss for the year	—	—	—	(605,085)	—	(605,085)

Balance, December 31, 2016	13,156,544	131,567	18,699,852	(16,634,371)	(14,950)	2,182,098

401K contribution	356,323	3,563	120,726	—	—	124,289

Common stock issued on exercise of options	8,333	83	1,980	—	—	2,063

Stock-based compensation expense	—	—	59,528	—	—	59,528

Net loss for the year	—	—	—	(682,531)	—	(682,531)

Balance, December 31, 2017	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	$1,685,447

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December31,
	2017	2016
Cash flows from operating activities:

Net (loss)	$(682,531)	$(605,085)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	365,048	445,999
401K common stock contribution	124,289	135,193
(Gain) on sale or disposal of plant and equipment	(24,000)	—
Loss (gain) on exchange of precious metals	51,761	(58,979)
Stock-based compensation expense	59,528	29,962
Change in inventory reserve	198,528	238,571

Changes in operating assets and liabilities:
Accounts receivable	170,510	140,289
Inventories	(654,665)	16,930
Other current assets	16,070	(677)
Other assets	(7,148)	2,158
Accounts payable and accrued liabilities	104,986	1,684
Customer advances	270,337	231,273
Accrued interest on related party note payable	37,500	37,500
Total adjustments and changes	712,744	1,219,903
Net cash provided by operating activities	30,213	614,818

Cash flows from investing activities:
Purchase of plant and equipment	(119,483)	(113,544)
Purchase of precious metals	(1,874)	(743)
Purchase of patent license	—	(30,000)
Proceeds from sale of plant and equipment	24,000	—
Net cash used in investing activities	(97,357)	(144,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,063	—
Principal payments of notes payable-other	(108,299)	(170,883)
Net cash (used in) financing activities	(106,236)	(170,883)

Net increase (decrease) in cash and cash equivalents	(173,380)	299,648

Cash and cash equivalents at beginning of the year	973,333	673,685

Cash and cash equivalents at end of the year	$799,953	$973,333

Supplemental Disclosure of Cash Flow Information:
Interest paid	$124,987	$132,100
Income taxes paid	$1,050	$800

Non Cash Financing Activities:
Exchange of Precious Metals	$48,757	$107,272

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2017

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

As of December 31, 2017, the Company had working capital of $3,060,715 and cash and cash equivalents of $799,953. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2019.

c.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts and transactions are eliminated.

d.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, determining our allowance for doubtful accounts, our allowance for inventory obsolescence, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from these estimates.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net-realizable value. Cost of manufactured goods includes material, labor and overhead.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing, and the company has maintained the full valuation allowance.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2014 and state or local income tax examinations by tax authorities for the years before 2014.

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

Precious metals are stated at cost and consist of various fixtures used in the high temperature crystal growth manufacturing process. From time to time the quoted market values of these precious metals may be below cost. Management evaluates these market adjustments on a recurring basis and if it is determined that they are other than temporary the carrying value would be adjusted.

o.	Advertising costs

Advertising costs included in selling, general and administrative expenses were $11,000 and $7,000 for the years ended December 31, 2017 and 2016, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2017, the Company had two customers who had sales representing 14.9% and 14.4% of total revenues, respectively. In 2016, the Company had one customer who had sales representing 10.5% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 (with subsequent targeted amendments) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s product sales will continue to generally be recognized when products are shipped (i.e. point in time) and revenue from the Company’s products and service sales provided under long-term government contracts will continue to generally be recognized as the Company transfers control of the product or service to its customers (i.e. over time), which approximates the previously used percentage-of-completion method of accounting. As such, the adoption of ASU 2014-09 is not expected to have a material impact to the Company’s financial position or results of operations. The Company will present the disclosures required by this new standard beginning in our 2018 interim financial statements and will continue to evaluate the changes that will be required within its internal controls as a result of the adoption.

In January 2017, the FASB issued guidance which clarifies the definition of a business and provides revised criteria and a framework to determine whether an integrated set of assets and activities is a business. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new guidance on January 1, 2018 as required, with no impact on the Company’s consolidated financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of cash flows (Topic 230) which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows intended to reduce diversity in practice. The guidance is effective for interim and annual periods beginning in 2018. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted the new guidance on January 1, 2018 as required. There are no significant impacts to the Company’s consolidated financial statements from the adoption of the new guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the guidance in ASU No. 2016-09 on January 1, 2017 did not have a material effect on the Company’s financial statements and related footnote disclosures.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. The adoption of ASU 2016-01 is not expected to have a material impact to the Company’s financial position or results of operations. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.

2.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2,447,000 for 2017 and $2,249,000 for 2016:

	December 31,
	2017	2016
	(In thousands)
Raw materials	$1,174	$1,041
Work in process, including manufactured parts and components	1,462	1,115
Finished goods	560	584
	$3,196	$2,740

3.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Office and computer equipment	$1,333	$1,318
Machinery and equipment	11,118	11,013
Leasehold improvements	2,276	2,276
	14,727	14,607
Less accumulated depreciation and amortization	(14,014)	(13,730)
	$713	$877

Depreciation expense recorded by the Company totaled approximately $284,000 and $366,000 for 2017 and 2016, respectively. Plant and equipment with a net book value of $0 was sold in 2017 for proceeds of $24,000. No plant or equipment was disposed of in 2016.

The Company evaluates its property and equipment for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2017, its long-lived assets were not impaired.

4.	Intangible Assets

Intangible assets include acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology, trademark and licensed patents. Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.

Based on management’s judgement, there were no events or circumstances that would lead us to conclude that a possible impairment of intangible assets exists as of December 31, 2017.

Amortization expense was approximately $81,000 and $80,000 for the years ended December 31, 2017 and 2016, respectively. Aggregate amortization for the five succeeding years from January 1, 2018 through December 31, 2022 is expected to be approximately $54,000, accumulating at the rate of $46,000 for the year ended December 31, 2018 and $2,000 for each of the four years, thereafter.

The weighted average remaining life of the Company’s intangible assets is approximately 2.3 years.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	(535)	$15
Completed technology	363	(348)	15
Trademarks	187	(173)	14
Licensed Patents	30	(4)	26
Total	$1,130	(1,060)	$70

	At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(495)	$55
Completed technology	363	(322)	41
Trademarks	187	(160)	27
Licensed Patents	30	(2)	28
Total	$1,130	$(979)	$151

5.	Related Party Transactions

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

The Company paid $112,500 and $112,500 for interest on the notes in 2017 and 2016, respectively. Accrued interest of $112,500 and $75,000 is included in Accounts payable and accrued liabilities as of December 31, 2017 and 2016, respectively.

6.	Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2017	2016
	(In thousands)
Term Note Payable, payable in equal monthly installments of $13,953 and bearing an interest rate of 4.35% and expiring in July 2017	$—	$96
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in May 2032.	$270	$282
	270	378
Less current portion	(12)	(108)
Other Long-Term Notes, excluding current portion	$258	$270

Other Long-Term Notes mature as follows:

Year ending December 31:	(In thousands)
2018	$12
2019	12
2020	13
2021	13
Thereafter	220
$270

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Trade accounts payable and accrued purchases	$740	$630
Accrued payroll	121	124
Accrued 401K company matching contribution	143	129
Accrued expenses – other	213	192
	$1,217	$1,075

8.	Income Taxes

The Company’s income tax provision consists of the following:

Years Ended December 31,
	2017	2016

Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	—	—
State	—	—

Total	$—	$—

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2017	2016
Federal statutory rate	(34)%	(34)%
State statutory rate	(7)	(7)
Reduction in Federal rate due to tax reform	259	—
Change in Valuation Allowance	(214)	43
Permanent Differences	(2)	(2)
Effective income tax rate	0%	0%

At December 31, 2017 and 2016, the Company had estimated Federal net operating loss carry forwards of approximately $9,435,000 and $9,194,000, respectively and State net operating loss carry forwards of approximately $5,977,000 and $4,969,000, respectively. These tax loss carry forwards expire at various dates through 2037.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. The Company remeasured its net deferred tax assets using the new Federal Tax Rate and posted a one-time reduction of $1,765,000 in deferred tax assets and $1,765,000 to the valuation allowance to reflect the lower realization rate to be applied commencing in 2018.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Account receivable reserves	$4	$6
Inventory reserves	685	944
Inventory capitalization	101	129
Depreciation	291	401
Loss carry forwards	2,371	3,435
Gross deferred tax assets	3,452	4,915
Valuation allowance	(3,452)	(4,915)
Net deferred tax asset	$—	$—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2017 and 2016, the Company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was increased by $302,000 and $151,000, respectively, to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2014.

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

The Company's results for the years ended December 31, 2017 and 2016 include stock-based compensation expense for stock option grants totaling $60,000 and $30,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($17,000 for 2017 and $7,000 for 2016), and selling, general and administrative expenses ($43,000 for 2017 and $23,000 for 2016).

As of December 31, 2017 and 2016, there were $89,000 and $49,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.4 years and 1.5 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2017 and 2016 was $0.56 and $0.34, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016
Dividend yield	—%	—%
Volatility	133 - 134%	128%
Risk-free interest rate	2.2 - 2.3%	2.1%
Expected life	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2017 and 2016 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value(a)
Outstanding as of January 1, 2016	699,604	$.71
Granted	163,500	.35
Exercised	—	—
Forfeited /Expired	(102,890)	$.92
Outstanding as of December 31, 2016(b)	760,214	$.60	4.8	109,168
Granted	180,000	.58
Exercised	(8,333)	.25
Forfeited /Expired	(28,873)	1.09
Outstanding as of December 31, 2017b)	903,008	$.58	5.2	648,410

Exercisable as of December 31, 2017	572,513	$.65	3.7	288,789

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2017 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2017.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2017.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2017.

Non-vested Options	Options	Weighted-Average Grant- Date Fair Value - $
Non-vested - January 1, 2017	272,167	.28
Granted	180,000	.56
Vested	(121,672)	.27
Forfeited	—	—
Non-vested – December 31, 2017	330,495	.44

The total weighted average grant date fair value of options vested during the years ended December 31, 2017 and 2016, was $34,000 and $21,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	411,667	7.1	$.29	261,172	$.28
$0.50 - $1.00	476,400	4.8	$.80	296,400	$.93
$1.50 - $1.75	14,941	1.1	$1.75	14,941	$1.75

10.	Net (Loss) per Share

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

For the year ended December 31, 2017, a total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net loss per share because their effect is anti-dilutive. In addition, 903,008 common stock equivalents related to outstanding options have been excluded from the diluted computation because their effect is anti-dilutive.

For the year ended December 31, 2016, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 760,214 common stock equivalents related to outstanding options, in addition to 2,500,000 common shares and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes.

11.	Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility. The lease for the Northvale facility was renewed for a term of two years from June 1, 2015 to May 31, 2017 along with options to renew the lease for two additional one year terms running through May 31, 2019, at substantially the same terms. In 2017, the Company exercised its option to renew the Northvale lease for an additional one year term running through May 31, 2018. The Company intends to exercise the option to renew the lease for a one-year term through May 31, 2019, prior to the end of the current lease term.

The Company’s total rent expense for the year ended December 31, 2017 and 2016 was $283,000 and $284,000, respectively.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $91,000 in 2017 and $89,000 in 2016.

Future minimum annual rentals which cover the remaining lease terms, excluding uncommitted option renewal periods at December 31, 2017, total $117,942.

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

In 2017, the Company’s 401(k) matching contribution for employees was $123,706. This will be funded by way of a contribution of 148,381 shares of the Company’s common stock, which will be issued to the Plan in April, 2018. In 2016, the Company’s 401(k) matching contribution for employees was $124,289. This was funded by way of a contribution of 356,323 shares of the Company’s common stock, which were issued to the Plan in April 2017. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

12.	Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia and Japan, amounted to approximately 32.5% and 23.1% of product sales in 2017 and 2016, respectively.

The Company had sales to three major customers which accounted for approximately 34.6% of sales in 2017. One customer, a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments accounted for 14.8% of 2017 sales. The two other customers included one foreign-based and one domestic-based manufacturer of process control and metrology equipment whose sales represented 14.3% and 5.6% of sales, respectively. The same three customers represented 10.5%, 1.6% and 3.5%, of sales in 2016, respectively.

During the past two years, sales to the Company’s top five customers represented approximately 45.1%, and 37.8% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

13.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2017, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	95,641
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,470,641

b.	Warrants

The Company had no outstanding warrants as of December 31, 2017 and 2016.

14.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2017 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2,645,000 compared to its carrying amount of $2,770,000 as of December 31, 2017.

