Form 10-Q
period 2018-03-31
Inrad Optics, Inc.
filed 2018-05-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 3, 2018 was 13,516,600

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$492,795	$799,953
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2018 and 2017)	1,532,200	1,034,398
Inventories, net	2,828,117	3,196,001
Other current assets	157,649	127,900
Total current assets	5,010,761	5,158,252

Plant and equipment:
Plant and equipment, at cost	14,740,428	14,726,638
Less: Accumulated depreciation and amortization	(14,074,212)	(14,013,850)
Total plant and equipment	666,216	712,788
Precious Metals	562,347	563,760
Intangible Assets, net	57,532	70,219
Other Assets	37,486	37,486

Total Assets	$6,334,342	$6,542,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$12,486	$12,486
Accounts payable and accrued liabilities	1,090,683	1,217,157
Contract liabilities	513,900	869,677
Total current liabilities	1,617,069	2,099,320

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	254,628	257,738
Total liabilities	4,371,697	4,857,058

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,521,200 shares issued at March 31, 2018 and 13,521,200 shares issued at December 31, 2017	135,213	135,213
Capital in excess of par value	18,895,121	18,882,086
Accumulated deficit	(17,052,739)	(17,316,902)
	1,977,595	1,700,397
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	1,962,645	1,685,447

Total Liabilities and Shareholders’ Equity	$6,334,342	$6,542,505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Total revenue	$3,302,429	$2,164,320

Cost and expenses:
Cost of goods sold	2,452,205	1,875,187
Selling, general and administrative expenses	543,999	539,840
	2,996,204	2,415,027

Income (loss) from operations	306,225	(250,707)
Other expense:
Interest expense—net	(39,774)	(40,722)
Loss on exchange of precious metals	(2,288)	—
	(42,062)	(40,722)

Income (loss) before income taxes	264,163	(291,429)

Income tax (provision) benefit	—	—

Net income (loss)	$264,163	(291,429)

Net income (loss) per common share — basic	$0.02	$(0.02)

Net income (loss) per common share — diluted	$0.02	$(0.02)

Weighted average shares outstanding— basic	13,516,600	13,151,944

Weighted average shares outstanding— diluted	16,533,296	13,151,944

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$264,163	$(291,429)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	73,049	101,740
Loss on exchange of precious metals	2,288	—
Stock based compensation	13,035	14,985
Changes in operating assets and liabilities:
Accounts receivable	(497,802)	136,744
Inventories, net	367,884	(339,077)
Other current assets	(29,749)	(24,793)
Accounts payable and accrued liabilities	(126,474)	163,799
Customer advances	(355,777)	84,656
Total adjustments and changes	(553,546)	138,054
Net cash (used in) operating activities	(289,383)	(153,375)

Cash flows from investing activities:
Capital expenditures	(13,790)	(9,436)
Purchase of precious metals	(875)	—
Net cash (used in) investing activities	(14,665)	(9,436)

Cash flows from financing activities:
Principal payments on notes payable-other	(3,110)	(43,913)
Net cash (used in) financing activities	(3,110)	(43,913)

Net (decrease) in cash and cash equivalents	(307,158)	(206,724)

Cash and cash equivalents at beginning of period	799,953	973,333

Cash and cash equivalents at end of period	$492,795	$766,609

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40,156	$41,213
Income taxes paid	$—	$—

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were approximately $15,000 at March 31, 2018.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	March 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$1,041	$1,174
Work in process, including manufactured parts and components	1,342	1,462
Finished goods	445	560
	$2,828	$3,196

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2018, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,448,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended March 31, 2017, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. At December 31, 2017, the Company remeasured its net deferred tax assets using the new Federal Tax Rate and posted a one-time reduction of $1,765,000 in deferred tax assets and $1,765,000 to the valuation allowance to reflect the lower realization rate to be applied commencing in 2018.

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

For the three months ended March 31, 2018, a total of 14,941 stock options, 1,875,000 warrants issuable upon conversion of outstanding convertible notes and 84,375 warrants issuable on conversion of accrued interest on convertible notes were excluded from the computation of diluted net income per common share.

For the three months ended March 31, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding convertible notes, in addition to 901,341 common stock options.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic Income (Loss) Per Share:

Net Income (Loss)	$264,163	13,516,600	$0.02	$(291,429)	13,151,944	$(0.02)
Effect of dilutive securities:
Convertible Notes	37,500	2,500,000		—	—
Accrued Interest on
Convertible Notes	—	112,500		—	—
Warrants	—	—		—	—
Stock Options	—	404,196		—	—

Diluted Income (Loss) Per Share:

Net Income (Loss)	$301,663	16,533,296	$0.02	$(291,429)	13,151,944	$(0.02)

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e. point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e. over time), which approximates the previously used percentage-of-completion method of accounting. As such, the adoption of ASU 2014-09 had no material impact to the Company’s financial position or results of operations; however, the Company has now presented the disclosures required by this new standard, refer to Note 2.

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

NOTE 2 – REVENUE

The Company’s revenues are comprised of product sales as well as products and services provided under long-term government contracts with its customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 3.1% and 4.1% of revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue under these long-term government contracts are generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

Accounting for these long-term government contracts involves the use of various techniques to estimate total revenue and costs. The Company estimates profit on these long-term government contracts as the difference between total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, costs and availability of materials, and timing of funding by the U.S. government. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards and incentive fees. Historically, these amounts of variable consideration are not considered significant. Additionally, contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgement at the time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Under these long-term government contracts, the Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 96.9% and 95.9% of revenue for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company reviewed its sales by market area and reassigned certain customers within the existing markets. In addition, the Universities and National Lab market was renamed to Scientific/R&D. Sales by market area, as previously presented for the three months ended March 31, 2017, were reclassified accordingly.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2018	2017
Aerospace & Defense	1,029,007	712,822
Process Control & Metrology	1,557,816	843,303
Laser Systems	366,230	312,395
Scientific / R&D	349,376	295,800
Total	$3,302,429	$2,164,320

Net sales by timing to transfers of goods and services is as follows:

	Three Months Ended
	March 31,
	2018	2017
Transfer at point in time	$3,198,780	$2,075,251
Transfer over time	103,649	89,069
Total net sales	$3,302,429	$2,164,320

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at March 31, 2018 or 2017. Revenue recognized during the three months ended March 31, 2018 and 2017 that was included in contract liabilities at the beginning of the period was $551,873 and $47,004, respectively.

On March 31, 2018, the Company has approximately $6,485,909 of remaining performance obligations, which is also referred to as backlog. Approximately 1% of the March 31, 2018 backlog is related to projects that will extend beyond March 31, 2019.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $13,035 and $14,985, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $3,583 ($4,223 for 2017), and selling, general and administrative expenses in the amount of $9,452 ($10,762 for 2017).

As of March 31, 2018 and 2017, there were $76,451 and $127,029 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.25 years and 1.7 years, respectively.

There were no stock options granted during the three months ended March 31, 2018 and 170,000 stock options granted in the three months ended March 31, 2017, respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Expected Dividend yield	—%	—%
Expected Volatility	—%	133%
Risk-free interest rate	—%	2.17%
Expected term	—	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three months ended March 31, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	903,008	$.58	5.2	$648,410
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2018	903,008	$.58	4.9	$479,677

Exercisable at March 31, 2018	725,184	$.60	4.1	$374,942

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2018.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2018	330,495	.44
Granted	—	—
Vested	(152,671)	.38
Forfeited	—	—
Non-vested – March 31, 2018	177,824	.49

NOTE 4- STOCKHOLDERS’ EQUITY

In May 2018, the Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2017. In total, cash in the amount of $30,926 and 111,288 common shares of Inrad Optics, Inc will be contributed to the Plan in the second quarter of 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2018, the Company had accrued interest in the amount of $112,500 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	267	270
Less current portion	(12)	(12)
Long-term debt, excluding current portion	$255	$258

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 1, 2018. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. In preparing our condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2017.

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

Revenue

Sales for the three months ended March 31, 2018 were $3,302,000, an increase of 52.6%, compared to $2,164,000 for the three months ended March 30, 2017.

Sales to the defense/aerospace market increased by $316,000 or 44.4% to $1,029,000 in the three months ended March 31, 2018 compared to $713,000 in the comparable period last year. The increase in sales in this market is mainly attributable to increased shipments to one large defense contractor which included a large long-term project that was completed and shipped in the first quarter of 2018.

Process control and metrology (“PC&M”) sales were $1,558,000, up $715,000, or 84.7%, year over year. Higher overall demand in the PC&M market resulted in sales increases to several large existing accounts in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. In addition, shipments to one new customer in the first quarter of 2018 contributed to the overall increase.

For the three months ended March 31, 2018, sales to customers in the laser systems market were $366,000, up $54,000 or 17.2% from $312,000 in the comparable period in 2017.

Sales to customers in the Scientific/R&D market (formerly Universities & National Labs) also increased by $54,000 or 18.1% to $349,000 for the three months ended March 31, 2018 compared to the same period last year mainly due to increased demand from one national lab customer and one US Government account, offset partially by decreases to other customers.

For the three months ended March 31, 2018 and 2017, there were two customers that each represented 10% or more of total sales in both periods.

The Company’s top five customers represented 59.9% of sales in the three month period ended March 31, 2018, compared to 48.0% in the same period in 2017.

Orders booked during the first three months of 2018 totaled $3,274,000 compared with $2,391,000 in the same period last year.

Order backlog at March 31, 2018 and 2017 was $6,486,000 and $6,475,000, respectively.

Cost of Goods Sold

For the three months ended March 31, 2018 and 2017, cost of goods sold was $2,452,000 and $1,875,000, respectively, an increase of $577,000 or 30.8%.

The increase in cost of goods sold was partially attributable to significantly higher sales in the three months ended March 31, 2018 compared to 2017.

In addition, material costs rose by $497,000 or 133.6% in the three months ended March 31, 2018 compared to the same period last year as a result of both the increase in sales and the change in product mix to a higher material cost of sales. The primary factor related to one large order with a high material and outside services component and a long production lead-time which was completed and shipped in the first quarter of 2018.

Manufacturing salaries, wages and related fringe benefits, for the three months ended March 31, 2018 were comparable to the same period last year.

Cost of goods sold in the three months ended March 31, 2018 were also impacted by a favorable overhead variance as compared to the same period last year.

Gross profit for the three months ended March 31, 2018 was $850,000 or 25.7 % of sales compared to $289,000 or 13.4 % in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2018 amounted to $544,000 or 16.5% of sales. This compared to $540,000 or 24.9% of sales for the three months ended March 31, 2017.

SG&A salaries and wages and related fringe benefits increased by 4.0%, compared with the same period in 2017 partially reflecting increases in health care and other benefit costs during the three months ended March 31, 2018.

Income (Loss) from Operations

The Company had income from operations of $306,000 for the three months ended March 31, 2018 compared with an operating loss of $251,000 in the three months ended March 31, 2017. The increase in income primarily reflects the impact of the Company’s significantly higher sales in the three months ended March 31, 2018 compared to the same period last year. In addition, the result reflects the favorable impact of leverage on the Company’s relatively fixed overhead costs and continuing management of SG&A expenses that remained relatively unchanged from the first quarter of 2017, despite higher sales levels.

Other Income and Expense

Net interest expense for the three months ended March 31, 2018 was $40,000 compared to $41,000 in the same period in 2017 as there was no significant change in the Company’s borrowing levels.

Income Taxes

For the three months ended March 31, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended March 31, 2017, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had net income of $264,000 for the three months ended March 31, 2018 compared to a net loss of $291,000 for the same period last year on increased sales and higher profit margins in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $493,000 and $800,000, respectively.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2018, the Company had accrued interest in the amount of $112,500 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Net cash used in operating activities	$(289)	$(154)
Net cash used in investing activities	(15)	(9)
Net cash used in financing activities	(3)	(44)
Net (decrease) in cash and cash equivalents	$(307)	$(207)

Net cash used in operating activities was $289,000 for the three months ended March 31, 2018 compared to net cash used in operations of $154,000 in the same period last year.

Net cash used in operating activities in the three months ended March 31, 2018 resulted primarily from increases in accounts receivable, reductions in account payable and accrued liabilities, and lower contract liabilities which were offset by reduced inventory levels during the period, This compared to net cash used in operating activities of $154,000 in the three months ended March 31, 2017 which was primarily due to increases in inventory offset by lower accounts receivable and higher accounts payable and contract liabilities.

Net cash used in investing activities was $15,000 during the three months ended March 31, 2018 compared to $9,000 in the same period last year reflecting capital expenditures in both periods. Net cash used in financing activities was $3,000 and $44,000 during the three months ended March 31, 2018 and 2017, respectively, related to required principal payments on other long term notes and reflecting the maturity of a term note payable to Valley National Bank in July 2017.

Overall, cash and cash equivalents decreased by $307,000 and $207,000 for the three months ended March 31, 2018 and 2017, respectively.

Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least June 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date: May 14, 2018

