Form 10-Q
period 2018-06-30
Inrad Optics, Inc.
filed 2018-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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

Yes        ☐        No        ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2018 was 13,627,888

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$697,698	$799,953
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2018 and 2017)	1,556,477	1,034,398
Inventories, net	2,734,163	3,196,001
Other current assets	125,785	127,900
Total current assets	5,114,123	5,158,252

Plant and equipment:
Plant and equipment, at cost	14,629,694	14,726,638
Less: Accumulated depreciation and amortization	(13,950,538)	(14,013,850)
Total plant and equipment	679,156	712,788
Precious Metals	562,347	563,760
Intangible Assets, net	49,074	70,219
Other Assets	24,240	37,486

Total Assets	$6,428,940	$6,542,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$12,486	$12,486
Accounts payable and accrued liabilities	910,828	1,217,157
Contract liabilities	671,588	869,677
Total current liabilities	1,594,902	2,099,320

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	251,544	257,738
Total liabilities	4,346,446	4,857,058

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,632,488 shares issued at June 30, 2018 and 13,521,200 shares issued at December 31, 2017	136,326	135,213
Capital in excess of par value	18,999,753	18,882,086
Accumulated deficit	(17,038,635)	(17,316,902)
	2,097,444	1,700,397
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,082,494	1,685,447

Total Liabilities and Shareholders’ Equity	$6,428,940	$6,542,505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total revenue	$2,723,474	$2,606,931	$6,025,903	$4,771,251

Cost and expenses:
Cost of goods sold	2,144,902	2,160,002	4,597,107	4,035,188
Selling, general and administrative expenses	524,676	642,788	1,068,675	1,182,629
	2,669,578	2,802,790	5,665,782	5,217,817

Income (loss) from operations	53,896	(195,859)	360,121	(446,566)
Other expense:
Interest expense—net	(39,792)	(40,237)	(79,566)	(80,959)
Loss on exchange of precious metals	—	—	(2,288)	—
	(39,792)	(40,237)	(81,854)	(80,959)

Income (loss) before income taxes	14,104	(236,096)	278,267	(527,525)

Income tax (provision) benefit	—	—	—	—

Net income (loss)	$14,104	$(236,096)	$278,267	$(527,525)

Net income (loss) per common share — basic	$0.00	$(0.02)	$0.02	$(0.04)

Net income (loss) per common share — diluted	$0.00	$(0.02)	$0.02	$(0.04)

Weighted average shares outstanding — basic	13,535,148	13,508,267	13,521,899	13,253,751

Weighted average shares outstanding — diluted	13,914,524	13,508,267	13,912,209	13,253,751

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$278,267	$(527,525)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	141,913	203,481
Loss on exchange of precious metals	2,288	—
401K common stock contribution - non cash item	92,779	124,289
Stock based compensation	26,001	29,572
Changes in operating assets and liabilities:
Accounts receivable	(522,079)	(98,616)
Inventories, net	461,838	(379,110)
Other current assets	2,115	(51,005)
Other assets	13,246	—
Accounts payable and accrued liabilities	(306,329)	210,513
Contract Liabilities	(198,089)	250,826
Total adjustments and changes	(286,317)	289,950
Net cash (used in) operating activities	(8,050)	(237,575)

Cash flows from investing activities:
Capital expenditures	(87,136)	(28,186)
Purchase of precious metals	(875)	—
Net cash (used in) investing activities	(88,011)	(28,186)

Cash flows from financing activities:
Principal payments on notes payable-other	(6,194)	(88,301)
Net cash (used in) financing activities	(6,194)	(88,301)

Net (decrease) in cash and cash equivalents	(102,255)	(354,062)

Cash and cash equivalents at beginning of period	799,953	973,333

Cash and cash equivalents at end of period	$697,698	$619,271

Supplemental Disclosure of Cash Flow Information:
Interest paid	$80,339	$81,952
Income taxes paid	$—	$1,050

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were approximately $15,000 at June 30, 2018.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	June 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$1,029	$1,174
Work in process, including manufactured parts and components	1,152	1,462
Finished goods	553	560
	$2,734	$3,196

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three year period ended December 31, 2017 and the six months ended June 30, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of June 30, 2018, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,477,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. At December 31, 2017, the Company re-measured its net deferred tax assets using the new Federal Tax Rate and posted a one-time reduction of $1,765,000 in deferred tax assets and $1,765,000 to the valuation allowance to reflect the lower realization rate to be applied commencing in 2018.

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

For the three and six months ended June 30, 2018, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding convertible notes, in addition to 183,141 and 100,641 common stock options, in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and six months ended June 30, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding convertible notes, in addition to 911,341 and 901,341 common stock options, in each respective period.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$14,104	13,535,148	$0.00	$(236,096)	13,508,267	$(0.02)
Effect of dilutive securities:
Convertible Notes	—	—		—	—
Accrued Interest on Convertible Notes	—	—		—	—
Warrants	—	—		—	—
Stock Options	—	379,376		—	—
Diluted Income (Loss) Per Share:
	$14,104	13,914,524	$0.00	$(236,096)	13,508,267	$(0.02)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$278,267	13,521,899	$0.02	$(527,525)	13,253,751	$(0.04)
Effect of dilutive securities:
Convertible Notes	—	—		—	—
Accrued Interest on Convertible Notes	—	—		—	—
Warrants	—	—		—	—
Stock Options	—	390,310		—	—
Diluted Income (Loss) Per Share:
	$278,267	13,912,209	$0.02	$(527,525)	13,253,751	$(0.04)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. This new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 5.1% and 1.9% of revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue under these long-term government contracts are generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 94.9% and 98.1% of revenue for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company reviewed its sales by market area and reassigned certain customers within the existing markets. In addition, the Universities and National Lab market was renamed to Scientific/R&D. Sales by market area, as previously presented for the six months ended June 30, 2017, were reclassified accordingly.

The following table summarizes the Company’s sales by market area:

	Six Months Ended
	June 30,
	2018	2017
Aerospace & Defense	$1,425,288	$1,453,721
Process Control & Metrology	3,114,101	1,905,345
Laser Systems	877,919	565,891
Scientific / R&D	608,595	846,294
Total	$6,025,903	$4,771,251

Net sales by timing to transfers of goods and services is as follows:

	Six Months Ended
	June 30,
	2018	2017
Transfer at point in time	$5,719,755	$4,682,182
Transfer over time	306,148	89,069
Total net sales	$6,025,903	$4,771,251

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at June 30, 2018 or 2017. Revenue recognized during the six months ended June 30, 2018 and 2017 that was included in contract liabilities at the beginning of the period was approximately $409,000 and $7,000, respectively.

On June 30, 2018, the Company has approximately $6,966,000 of remaining performance obligations, which is also referred to as backlog. Approximately 1% of the June 30, 2018 backlog is related to projects that will extend beyond June 30, 2019.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $12,966 and $14,587, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $3,514 ($4,024 for 2017), and selling, general and administrative expenses in the amount of $9,452 ($10,563 for 2017).

The Company's results of operations for the six months ended June 30, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $26,001 and $29,572, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $7,097 ($8,247 for 2017) and selling, general and administrative expenses in the amount of $18,904 ($21,325 for 2017).

As of June 30, 2018 and 2017, there were $63,485 and $119,442 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.1 years and 1.6 years, respectively.

There were no stock options granted during the six months ended June 30, 2018 and 180,000 stock options were granted in the six months ended June 30, 2017. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2018 and 2017:

Six Months Ended
June 30,
	2018	2017
Expected Dividend yield	—%	—%
Expected Volatility	—%	133-134%
Risk-free interest rate	—%	2.2-2.3%
Expected term	—	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six months ended June 30, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	903,008	$.58	5.2	$648,410
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at June 30, 2018	903,008	$.58	4.7	$390,870

Exercisable at June 30, 2018	728,517	$.60	3.9	$304,851

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2018.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2018	330,495	.44
Granted	—	—
Vested	(156,004)	.38
Forfeited	—	—
Non-vested – June 30, 2018	174,491	.49

NOTE 4- STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2017. In total, cash in the amount of $30,926 and 111,288 common shares of Inrad Optics, Inc. with an equivalent value of $92,779 was contributed to the Plan in June 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of June 30, 2018, the Company had accrued interest in the amount of $112,500 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	264	270
Less current portion	(12)	(12)
Long-term debt, excluding current portion	$252	$258

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

Revenue

Sales for the three months ended June 30, 2018 increased 4.5% to $2,723,000 from $2,607,000 for the comparable period last year. For the six months ended June 30, 2018, sales were $6,026,000, an increase of 26.3%, compared to $4,771,000 for the six months ended June 30, 2017.

Sales to the defense/aerospace market decreased by $347,000 or 46.7% to $396,000 in the three months ended June 30, 2018 compared to $743,000 in the comparable period last year. For the six months ended June 30, 2018, sales were $1,425,000, a decrease of 2%, compared to $1,454,000 for the six months ended June 30, 2017.

Process control and metrology (“PC&M”) sales were $1,556,000, up $497,000, or 47%, for the three months ended June 30, 2018 in the comparable period last year. For the six months ended June 30, 2018, sales were $3,114,000, up 63.4%, compared to $1,905,000 for the six months ended June 30, 2017. Higher overall demand in the PC&M market resulted in sales increases to several large existing accounts in the three and six months ended June 30, 2018, compared to the same period last year.

For the three months ended June 30, 2018, sales to customers in the laser systems market were $512,000, up $256,000 or 99.8% from $256,000 in the comparable period in 2017. For six months ended June 30, 2018, sales were $878,000 an increase by 55.1% compared to $566,000 in the same period in 2017. Shipments to one new customer in the second quarter of 2018 contributed to the overall increase.

Sales to customers in the Scientific/R&D market (formerly Universities & National Labs) were $260,000 and $609,000 a decrease of $289,000 or 52.6% and $238,000 or 28.1% respectively, for the three and six months ended June 30, 2018, as compared to $549,000 and $846,000 the same periods last year, respectively. This resulted primarily from reduced shipments to two large National Laboratories.

For the six months ended June 30, 2018, one customer in the process control and metrology market represented 10% or more of total sales. For the six months ended June 30, 2017, two customers each represented 10% or more of total sales. One customer was in the process control and metrology market and the other customer was in the defense/aerospace market.

The Company’s top five customers represented 56.4% of sales in the three month period ended June 30, 2018, compared to 51.4% in the same period in 2017.

Orders booked during the first six months of 2018 totaled $6.5 million compared with $5.4 million in the same period last year.

Order backlog was $7 million at June 30, 2018, compared to $6.8 million at June 30, 2017.

Cost of Goods Sold

For the three months ended June 30, 2018 and 2017, cost of goods sold was $2,145,000 and $2,160,000 respectively, a decrease of $15,000 or approximately 0.7%. This represented 78.8% and 82.9% of sales, respectively.

For the six months ended June 30, 2018, cost of goods sold were $4,597,000, an increase of $562,000 or 13.9% compared to $4,035,000 in the same period in 2017. The increase was mainly attributable to higher sales in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Cost of goods sold decreased, as a percentage of sales for the six months ended June 30, 2018 compared to 2017, representing 76.3% and 84.6%, respectively.

Material costs decreased by $212,000 or 32% in the three months ended June 30, 2018 compared to the same period last year as a result of both the increase in sales and the change in product mix to a lower material cost of sales. For the six months ended June 30, 2018 and 2017, material costs were $1,313,000 and $1,029,000, respectively.

For the three months ended June 30, 2018, manufacturing salaries and wages and related fringe benefits increased by approximately 1.9% or $19,000 from the comparable period in 2017. For the six months ended June 30, 2018, manufacturing salaries and wages and related fringe benefits increased by approximately 0.6% or $12,000 from the six months ended June 30, 2017.

Manufacturing expenses increased by 7.9% for the three months ended June 30, 2018 compared to the same period in 2017 and increased by 0.7% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Gross profit for the three months ended June 30, 2018 was $579,000 or 21.2% of sales compared to $447,000 or 17.1% of sales in the same quarter last year. Gross profit for the six months ended June 30, 2018 and 2017 was $1,429,000 or 23.7% and $736,000 or 15.4% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2018 amounted to $525,000 or 19.3% of sales and $1,069,000 or 17.7% of sales respectively. This compared to $643,000 or 24.7% of sales and $1,183,000 or 24.8% of sales, respectively, for the same periods in 2017.

This represented a decrease of approximately $118,000 or 18.4% and $114,000 or 9.6% in the three and six months ended June 30, 2018 from the comparable period last year. The decrease is mainly attributable to lower sales salaries and legal and accounting expenses. In addition, amortization of intangible assets was lower as the asset was fully depreciated in 2018.

Income (Loss) from Operations

The Company had a profit from operations of $54,000 in the three months ended June 30, 2018 compared with an operating loss of $196,000 in the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company’s operating profit was $360,000 compared with an operating loss of $447,000 in the same period last year.

Other Income and Expense

Net interest expense for the second quarter of 2018 and 2017 was $40,000 and $40,000, respectively. Net interest expense for the six months ended June 30, 2018 was $80,000 compared to $81,000 in the same period in 2017.

Income Taxes

For the three and six months ended June 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three and six months ended June 30, 2017, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net income of $14,000 compared to a net loss of $236,000 in the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company had net income of $278,000 compared with a net loss of $528,000 for the six months ended June 30, 2017. Higher sales and a more profitable product mix, in the three and six months ended June 30, 2018, combined with lower SG&A expenses were the primarily factors in the increase in net income compared with the corresponding periods in the previous year.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $698,000 and $800,000, respectively.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of June 30, 2018, the Company had accrued interest in the amount of $112,500 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)

Net cash used in operating activities	$(8)	$(238)
Net cash used in investing activities	(88)	(28)
Net cash used in financing activities	(6)	(88)
Net (decrease) in cash and cash equivalents	$(102)	$(354)

Net cash used in operating activities was $8,000 for the six months ended June 30, 2018 compared to net cash used in operations of $238,000 in the same period last year.

Net cash used in operating activities in the six months ended June 30, 2018 resulted primarily from increases in accounts receivable, reductions in account payable and accrued liabilities, and lower contract liabilities which were offset by reduced inventory levels during the period.

Net cash used in investing activities was $88,000 during the six months ended June 30, 2018 compared to $28,000 used in the same period last. Net cash used in financing activities was $6,000 and $88,000 during the six months ended June 30, 2018 and 2017, respectively, related to required principal payments on other long term notes and reflecting the maturity of a term note payable to Valley National Bank in July 2017.

Overall, cash and cash equivalents decreased by $102,000 and $354,000 for the six months ended June 30, 2018 and 2017, respectively.

Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least August 15, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Date: August 14, 2018

