Form 10-Q
period 2018-09-30
Inrad Optics, Inc.
filed 2018-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number	0-11668

INRAD OPTICS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

181 Legrand Avenue, Northvale, NJ 07647
(Address of principal executive offices)
(Zip Code)

(201) 767-1910
(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒          No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company” and “emerging growth company” in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 14, 2018 was 13,627,888

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$890,409	$799,953
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2018 and 2017)	1,532,296	1,034,398
Inventories, net	2,873,288	3,196,001
Other current assets	126,699	127,900
Total current assets	5,422,692	5,158,252

Plant and equipment:
Plant and equipment, at cost	14,672,634	14,726,638
Less: Accumulated depreciation and amortization	(14,010,669)	(14,013,850)
Total plant and equipment	661,965	712,788
Precious Metals	562,347	563,760
Intangible Assets, net	40,615	70,219
Other Assets	24,240	37,486

Total Assets	$6,711,859	$6,542,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of other long term notes	$12,486	$12,486
Accounts payable and accrued liabilities	734,090	1,217,157
Contract liabilities	800,452	869,677
Total current liabilities	1,547,028	2,099,320

Related Party Convertible Notes Payable	2,500,000	2,500,000

Other Long Term Notes, net of current portion	248,430	257,738
Total liabilities	4,295,458	4,857,058

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,632,488 shares issued at September 30, 2018 and 13,521,200 shares issued at December 31, 2017	136,326	135,213
Capital in excess of par value	19,026,945	18,882,086
Accumulated deficit	(16,731,920)	(17,316,902)
	2,431,351	1,700,397
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,416,401	1,685,447
Total Liabilities and Shareholders’ Equity	$6,711,859	$6,542,505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total revenue	$2,788,863	$2,529,623	$8,814,767	$7,300,874

Cost and expenses:
Cost of goods sold	1,862,879	1,891,036	6,459,987	5,926,224
Selling, general and administrative expenses	579,254	638,590	1,648,325	1,821,219
	2,442,133	2,529,626	8,108,312	7,747,443

Income (loss) from operations	346,730	(3)	706,455	(446,569)
Other expense:
Interest expense—net	(40,015)	(39,860)	(119,185)	(120,819)
Loss on exchange of precious metals	—	—	(2,288)	—
	(40,015)	(39,860)	(121,473)	(120,819)

Income (loss) before income taxes	306,715	(39,863)	584,982	(567,388)

Income tax (provision) benefit	—	—	—	—

Net income (loss)	$306,715	$(39,863)	$584,982	$(567,388)

Net income (loss) per common share — basic	$0.02	$(0.00)	$0.04	$(0.04)

Net income (loss) per common share — diluted	$0.02	$(0.00)	$0.04	$(0.04)

Weighted average shares outstanding— basic	13,627,888	13,508,267	13,541,331	13,318,228
Weighted average shares outstanding— diluted	13,992,925	13,508,267	13,921,616	13,318,228

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$584,982	$(567,388)

Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	210,502	282,046
Loss on exchange of precious metals	2,288	—
401K common stock contribution - non cash item	92,780	124,289
Stock based compensation	53,192	44,547
Changes in operating assets and liabilities:
Accounts receivable	(497,898)	(75,137)
Inventories, net	322,713	(410,966)
Other current assets	1,201	53,458
Other assets	13,246	(7,960)
Accounts payable and accrued liabilities	(483,067)	172,817
Contract Liabilities	(69,225)	178,239
Total adjustments and changes	(354,268)	361,333
Net cash provided (used in) operating activities	230,714	(206,055)

Cash flows from investing activities:
Capital expenditures	(130,075)	(94,804)
Purchase of precious metals	(875)	—
Net cash (used in) investing activities	(130,950)	(94,804)

Cash flows from financing activities:
Principal payments on notes payable-other	(9,308)	(105,243)
Net cash (used in) financing activities	(9,308)	(105,243)

Net increase (decrease) in cash and cash equivalents	90,456	(406,102)

Cash and cash equivalents at beginning of period	799,953	973,333

Cash and cash equivalents at end of period	$890,409	$567,231
Supplemental Disclosure of Cash Flow Information:
Interest paid	$105,490	$122,278
Income taxes paid	$—	$1,050

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were approximately $15,000 at September 30, 2018.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	September 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$1,000	$1,174
Work in process, including manufactured parts and components	1,398	1,462
Finished goods	475	560
	$2,873	$3,196

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

On the basis of this evaluation as of September 30, 2018, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,380,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

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

For the three and nine months ended September 30, 2018, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding convertible notes were excluded from the computation of diluted net income per common share because their effect is anti-dilutive.

For the three and nine months ended September 30, 2017, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding convertible notes, in addition to 911,341 common stock options, in each respective period.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$306,715	13,627,888	$0.02	$(39,863)	13,508,267	$(0.00)
Effect of dilutive securities:
Convertible Notes	—	—		—	—
Accrued Interest on Convertible Notes	—	—		—	—
Warrants	—	—		—	—
Stock Options	—	365,037		—	—
Diluted Income (Loss) Per Share:
	$306,715	13,992,925	$0.02	$(39,863)	13,508,267	$(0.00)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$584,981	13,541,331	$0.04	$(567,387)	13,318,228	$(0.04)
Effect of dilutive securities:
Convertible Notes	—	—		—	—
Accrued Interest on Convertible Notes	—	—		—	—
Warrants	—	—		—	—
Stock Options	—	380,285		—	—
Diluted Income (Loss) Per Share:
	$584,981	13,921,616	$0.04	$(567,387)	13,318,228	$(0.04)

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 5.27% and 1.31% of revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue under these long-term government contracts are generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 94.73% and 98.69% of revenue for the nine months ended September 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company reviewed its sales by market area and reassigned certain customers within the existing markets. In addition, the Universities and National Lab market was renamed to Scientific/R&D. Sales by market area, as previously presented for the nine months ended September 30, 2017, were reclassified accordingly.

The following table summarizes the Company’s sales by market area:

	Nine Months Ended
	September 30,
	2018	2017
Aerospace & Defense	$1,947,759	$2,398,218
Process Control & Metrology	4,463,700	2,947,569
Laser Systems	1,202,034	802,460
Scientific / R&D	1,201,274	1,152,627
Total	$8,814,767	$7,300,874

Net sales by timing to transfers of goods and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Transfer at point in time	$2,630,851	$2,522,890	$8,350,606	$7,205,072
Transfer over time	158,013	6,733	464,161	95,802
Total net sales	$2,788,863	$2,529,623	$8,814,767	$7,300,874

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at September 30, 2018 or 2017. Revenue recognized during the nine months ended September 30, 2018 and 2017 that was included in contract liabilities at the beginning of the period was approximately $386,000 and $86,000, respectively.

On September 30, 2018, the Company has approximately $6,251,000 of remaining performance obligations, which is also referred to as backlog. Approximately 1% of the September 30, 2018 backlog is related to projects that will extend beyond September 30, 2019.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $27,191 and $14,975, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $7,598 ($4,027 for 2017), and selling, general and administrative expenses in the amount of $19,593 ($10,948 for 2017).

The Company's results of operations for the nine months ended September 30, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $53,192 and $44,547, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $14,695 ($12,274 for 2017) and selling, general and administrative expenses in the amount of $38,497 ($32,273 for 2017).

As of September 30, 2018 and 2017, there were $207,725 and $104,467 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.7 years and 1.5 years, respectively.

There were 175,000 and 180,000 stock options granted during the nine months ended September 30, 2018 and 2017 respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Expected Dividend yield	—%	—%
Expected Volatility	140%	133-134%
Risk-free interest rate	2.6%	2.2-2.3%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine months ended September 30, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	903,008	$.58	5.2	$648,410
Granted	175,000	1.00
Exercised	—	—
Expired/Forfeited	(9,000)	.98
Outstanding at September 30, 2018	1,069,008	$.65	5.8	$322,144

Exercisable at September 30, 2018	719,517	$.59	3.7	$281,748

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2018.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2018	330,495	.44
Granted	175,000	.98
Vested	(156,004)	.38
Forfeited	—	—
Non-vested – September 30, 2018	349,491	.74

NOTE 4- STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2017. In total, cash in the amount of $30,926 and 111,288 common shares of Inrad Optics, Inc. with an equivalent value of $92,779 was contributed to the Plan in June 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of September 30, 2018, the Company had accrued interest in the amount of $75,500 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	260	270
Less current portion	(12)	(12)
Long-term debt, excluding current portion	$248	$258

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

Sales for the three months ended September 30, 2018 increased by10.2% to $ 2,789,000 from $2,530,000 for the comparable period last year. For the nine months ended September 30, 2018, sales were $ 8,815,000, an increase of 20.7%, compared to $7,301,000 for the nine months ended September 30, 2017.

Sales to the defense/aerospace market decreased by $422,000 or 44.7% to $522,000 in the three months ended September 30, 2018 compared to $944,000 in the comparable period last year. For the nine months ended September 30, 2018, sales were $1,948,000, a decrease of 18.8%, compared to $2,398,000 for the nine months ended September 30, 2017. The decrease in defense/aerospace market due to decrease in sales to multiple customers.

Process control and metrology (“PC&M”) sales were $1,350,000, up $307,000, or 29.5%, for the three months ended September 30, 2018 from the comparable period last year. For the nine months ended September 30, 2018, PC&M sales were $4,464,000, up 51.4%, compared to $2,948,000 for the nine months ended September 30, 2017. Higher overall demand in the PC&M market resulted in sales increases to several large existing accounts in the three and nine months ended September 30, 2018, compared to the same period last year.

For the three months ended September 30, 2018, sales to customers in the laser systems market were $324,000, up $87,000 or 37% from $237,000 in the comparable period in 2017. For nine months ended September 30, 2018, sales in the laser systems market were $1,202,000 an increase by 49.8% compared to $802,000 in the same period in 2017. Shipments to one new customer in the second quarter of 2018 contributed to the overall increase.

Sales to customers in the Scientific/R&D market (formerly Universities & National Labs) were $593,000 up $286,000 or 93.5% for the three months ended September 30, 2018 from the comparable period last year. For the nine months ended September 30, 2018, sales were $1,201,000 an increase of $48,000 or 4.2% compared to $1,153,000 for the nine months ended September 30, 2018. This resulted from an increase of shipments to National Laboratories.

For the nine months ended September 30, 2018, two customers in the process control and metrology market represented 10% or more of total sales. For the nine months ended September 30, 2017, two customers each represented 10% or more of total sales. One customer was in the process control and metrology market and the other customer was in the defense/aerospace market.

The Company’s top five customers represented 54.5% of sales in the three month period ended September 30, 2018, compared to 46.1% in the same period in 2017. For the nine months ended September 30, 2018 the top five customers represented 53.3% of sales compared to 45.3% for the same period in 2017.

Orders booked during the first nine months of 2018 totaled $8.6 million compared with $8.3 million in the same period last year.

Order backlog was $6.3 million at September 30, 2018, compared to $7.3 million at September 30, 2017.

Cost of Goods Sold

For the three months ended September 30, 2018 and 2017, cost of goods sold was $1,863,000 and $1,891,000 respectively, a decrease of $28,000 or approximately 1.47%. This represented 66.8% and 74.8% of sales, respectively.

For the nine months ended September 30, 2018, cost of goods sold were $6,460,000, an increase of $534,000 or 9.1% compared to $5,926,000 in the same period in 2017. The increase was mainly attributable to higher sales in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Cost of goods sold decreased, as a percentage of sales for the nine months ended September 30, 2018 compared to 2017, representing 73.3% and 81.2%, respectively. The decrease is primarily due to products mix.

Material costs increased by $65,000 or 15% in the three months ended September 30, 2018 compared to the same period last year. For the nine months ended September 30, 2018 and 2017, material costs were $1,815,000 or 21% of sales and $1,464,000, or 20% of sales respectively, primarily due to increase in sales and product mix.

For the three months ended September 30, 2018, manufacturing salaries and wages and related fringe benefits increased by approximately 2.7% or $28,000 from the comparable period in 2017. For the nine months ended September 30, 2018, manufacturing salaries and wages and related fringe benefits increased by approximately 1.3% or $40,000 from the nine months ended September 30, 2017.

Manufacturing expenses decreased by 1.9% for the three months ended September 30, 2018 compared to the same period in 2017 and decreased by 0.2% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Gross profit for the three months ended September 30, 2018 was $926,000 or 33.2% of sales compared to $639,000 or 25.2% of sales in the same quarter last year. Gross profit for the nine months ended September 30, 2018 and 2017 was $2,355,000 or 26.7% and $1,375,000 or 18.8% of sales, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2018 amounted to $579,000 or 20.8% of sales and $1,648,000 or 18.7% of sales respectively. This compared to $639,000 or 25.2% of sales and $1,821,000 or 24.9% of sales, respectively, for the same periods in 2017.

This represented a decrease of approximately $59,000 or 9.3% and $173,000 or 9.5% in the three and nine months ended September 30, 2018 from the comparable period last year. The decrease is mainly attributable to lower sales salaries and legal and accounting expenses. In addition, amortization of intangible assets was lower as the asset was fully amortized in 2018.

Income (Loss) from Operations

The Company had income from operations of $347,000 in the three months ended September 30, 2018 compared with a loss from operations $0 in the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company’s operating profit was $706,000 compared with an operating loss of $447,000 in the same period last year.

Other Income and Expense

Net interest expense for the third quarter of 2018 and 2017 was $40,000 and $40,000. Net interest expense for the nine months ended September 30, 2018 was $119,000 compared to $121,000 in the same period in 2017.

Income Taxes

For the three and nine months ended September 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended September 30, 2017, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net income of $307,000 compared to a net loss of $40,000 in the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the Company had net income of $585,000 compared with a net loss of $567,000 for the nine months ended September 30, 2017. Higher sales and a more profitable product mix, in the three and nine months ended September 30, 2018, combined with lower SG&A expenses were the primarily factors in the increase in net income compared with the corresponding periods in the previous year.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $890,000 and $800,000, respectively.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of September 30, 2018, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash provided (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)

Net cash provided by (used in) operating activities	$230	$(206)
Net cash used in investing activities	(131)	(95)
Net cash used in financing activities	(9)	(105)
Net increase (decrease) in cash and cash equivalents	$90	$(406)

Net cash provided by (used in) operating activities was $230,000 for the nine months ended September 30, 2018 compared to net cash used in operations of ($206,000) in the same period last year.

Net cash provided by operating activities in the nine months ended September 30, 2018 resulted primarily from reductions in accounts receivable, reductions in account payable and accrued liabilities, and lower contract liabilities.

Net cash used in investing activities was ($131,000) during the nine months ended September 30, 2018 compared to ($95,000) used in the same period last year mainly due to purchase of fixed assets. Net cash used in financing activities was ($9,000) and ($105,000) during the nine months ended September 30, 2018 and 2017, respectively, related to required principal payments on other long term notes and reflecting the maturity of a term note payable to Valley National Bank in July 2017.

Overall, cash and cash equivalents increased by $90,000 and decreased by ($406,000) for the nine months ended September 30, 2018 and 2017, respectively.

Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2018 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Elias T. Kabous, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Elias T. Kabous, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

By:	/s/ Elias T. Kabous
Elias T. Kabous
Chief Financial Officer,
Secretary and Treasurer

Date: November 14, 2018

