Form 10-K
period 2018-12-31
Inrad Optics, Inc.
filed 2019-04-01
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,489,437. (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 26, 2019 – 13,632,388 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Optical Components category is heavily focused on custom optics manufacturing. The Company specializes in high-end precision components and sub-assemblies. It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Custom and Metal Optics operations. Glass, metal, and crystal substrates are processed using complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and optical coating services supplied are used in defense and aerospace electro-optical systems, inspection, laser, medical and process control systems..

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense and security EO systems, medical lasers and research and development applications by engineers within corporations, Scientific / R&D.

The following table summarizes the Company’s net sales by product categories during the past two years. Laser Devices/Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2018		2017
Category (In thousands)	Net Sales	%	Net Sales	%
Optical Components	$9,939	86.5	$8,363	84.8
Laser Devices /Instrumentation	1,550	13.5	1,496	15.2
Total	$11,489	100	$9,859	100

Products Manufactured by the Company

Optical Components

a)	Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for Inrad Optics and is addressed in the marketplace by the Company’s Custom and Metal Optics product lines.

The Custom Optics product line focuses on products manufactured to specific customer requirements. It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for the aerospace, industrial medical marketplace and military. Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, germanium, magnesium fluoride, quartz, silicon, zinc selenide, and zinc sulfide. Components consist of cavity optics for lasers, lenses, mirrors, polarizing optics, prisms, wave plates, , x-ray mirrors, and x-ray monochromators.

Most optical components and sub-assemblies require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect and transmit specific wavelengths. The Custom Optics optical coating specialties include anti-reflective high laser damage resistance, highly reflective, infra-red, polarizing, and coating to complex multi-wavelength requirements on a wide range of substrate materials. Coating deposition process technologies employed included electron beam, ion and plasma assisted deposition systems and thermal.

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of arc-second accuracy polygons, diamond machined precision aspheric, large and small metal mirrors, low RMS surface finish polished mirrors, planar mirrors, reflective porro prisms, and thermally stable optical mirrors. Plating specialties include void-free gold and electroless nickel.

b)	UV Filter Optical Components

This product line consists of crystals and crystal devices including UV filter materials of both patented and proprietary materials with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors. Such materials include nickel sulfate and other proprietary materials.

Laser Devices/Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, Pockels’ cells, and wavelength conversion instruments. In addition to the filter materials used in the UV Filter Optical components described above, current materials produced beta barium borate (BBO), lithium niobate, potassium dideuterium phosphate, potassium dihydrogen phosphate, stilbene and zinc germanium diphosphide,. Applications for these materials include defense, homeland security, industrial processing lasers and surgical lasers.

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

In 2018 and 2017 the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2018		2017
Market (In thousands)	Net Sales	%	Net Sales	%
Defense/Aerospace	$2,585	22.5	$3,138	31.8
Process control & metrology	5,891	51.3	4,244	43.0
Laser systems	1,550	13.5	1,030	10.5
Scientific / R&D	1,463	12.7	1,447	14.7
Total	$11,489	100	$9, 859	100

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

Defense/Aerospace sales represented approximately 22.5% and 31.8% of sales in 2018 and 2017, respectively. Sales decreased by approximately $553,000 or 17.6% from 2017. The decrease in 2018 is primarily due to a reduction of shipments to a few defense customers compared to the previous year.

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

Sales in the Process Control and Metrology (PC&M) market increased by $1,647,000 or 38.8% in 2018 compared to 2017 and represented 51.3% of sales compared to 43.0% in the prior year. The increase in 2018 sales is a result of an increase in demand from the semiconductor capital equipment market.  An increase in bookings in late 2017 and early 2018 to two OEM customers resulted in an increase in shipments in 2018.

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

Sales in this market were 13.5% of sales in 2018 compared to 10.5% in 2017. This represented an increase of $520,000 or 50.4% from the prior year. A majority of the increase was a result of two new customers one domestic and one international as compared to the previous year.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that market. Sales to customers within the Scientific / R&D market consist primarily of the Company’s legacy systems, Pockels’ cells and related repairs. Sales in 2018 increased by $16,000, or 1.1% and as a percentage of total sales to 12.7% compared to 14.7% in 2017. This was primarily attributable to increased business in 2018 from one National Lab and one research contract.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2018, the Company’s sales to its top three customers accounted for 44.6% of sales.  This included sales to a major OEM that manufactures process control and metrology equipment for the semiconductor industry.  These customers represented 22.3% of total sales during the year.

Two other customers included a US based defense contractor of electro-optical systems for US and foreign governments and a foreign owned OEM manufacturer of process control and metrology equipment whose sales represented 12.9% and 9.4% of sales, respectively.

The same three customers represented 14.4%, 14.8%, and 5.6% of sales in 2017, respectively.

Sales to the Company’s top five customers represented approximately 56.1% and 45.1% of sales, in 2018 and 2017, respectively.   All these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 40%, and 32.5% of product sales in 2018 and 2017, respectively.

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

Backlog

The Company’s order backlog at December 31, 2018 was $6,480,000. The Company’s order backlog as of December 31, 2017 was $6,512,000.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2019. However, our backlog at any given date may consist of orders with delivery schedules that extend beyond 12 months into the future.

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

Employees

As of the close of business on March 25, 2019, the Company had 58 full-time employees.

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

a)	The Company has history of losses

While we had net income for the fiscal year December 31, 2018 of $0.7 million, we had net loss of $0.6 million, and $0.6 million, for 2017, and 2016 respectively. Our history of losses had; an adverse effect on our working capital, total assets and shareholders’ equity. We are unable to predict, with certainty, whether we will continue to be profitable after 2018 and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations and cash flows.

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

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2018, five customer accounts represented approximately 56% of total revenues and two of these customers each accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, and financial condition.

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

l)	Data Breach and breakdown of information and communication technologies

In the course of our business, we collect and store sensitive data, including intellectual property. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of our network or data, including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although we have not experienced an incident, if we are unable to prevent such security or privacy breaches, our operations would be disrupted or we could suffer, financial loss, property damage, reputational damage, or regulatory penalties because of lost or misappropriated information.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Administrative, engineering and manufacturing operations are housed in a 41,935 square foot building located in Northvale, New Jersey. The lease for the Northvale facility was renewed for a term of two years from June 1, 2015 to May 31, 2017 along with an option to renew the lease for two additional one year terms running through May 31, 2019, at substantially the same terms. The Company has exercised its option to renew the Northvale lease for an additional one year term running through May 31, 2018. The Company intends to have a new lease agreement for the Northvale facility prior to May, 31, 2019.We believe that our existing facility is adequate to meet current and future projected production needs.

Item 3.	Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)	Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Pink Sheets under the symbol INRD.

The following table sets forth the range of high and low closing prices for the Company’s Common Stock in each fiscal quarter from the quarter ended March 31, 2017 through the quarter ended December 31, 2018, as reported by the OTC Pink Sheets. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price
	High	Low

Quarter ended December 31, 2018	$1.34	$.70

Quarter ended September 30, 2018	1.04	.85

Quarter ended June 30, 2018	1.10	.85

Quarter ended March 31, 2018	1.34	.70

Quarter ended December 31, 2017	1.40	1.05

Quarter ended September 30, 2017	1.45	.61

Quarter ended June 30, 2017	.90	.53

Quarter ended March 31, 2017	.70	.51

As of March 22, 2019 the Company’s closing stock price was $1.40 per share.

b)	Shareholders

As of March 20, 2019, there were approximately 119 shareholders of record of our Common Stock based upon the Shareholders’ Listing provided by the Company’s Transfer Agent. As of the same date, the Company estimates that there are an additional 240 beneficial shareholders.

c)	Dividends

The Company has not historically paid cash dividends. Payment of cash dividends is at the discretion of the Company’s Board of Directors and depends, among other factors, upon the earnings, capital requirements, operations and financial condition of the Company. The Company does not anticipate paying cash dividends in the foreseeable future.

d)	Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the past year.

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

	As of December 31, or
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues	$11,488,727	$9,859,201	$9,766,525	$10,492,229	$9,726,145

Net (loss) income	706,608	(682,531)	(605,085)	(478,935)	(2,514,851)

Earnings (loss) per share
Basic (loss) earnings per share	0.05	(0.05)	(0.05)	(0.04)	(0.21)
Diluted (loss) earnings per share	0.05	(0.05)	(0.05)	(0.04)	(0.21)

Weighted average shares
Basic	13,561,207	13,357,622	12,926,471	12,570,867	12,221,734
Diluted	13,930,708	13,357,622	12,926,471	12,570,867	12,221,734

Total assets	6,932,425	6,542,505	6,734,632	7,074,989	7,396,415
Long-term obligations	2,744,781	2,757,738	2,770,722	2,878,906	3,048,747
Shareholders’ equity	2,566,742	1,685,447	2,182,098	2,622,028	2,995,647

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Revenue Recognition

The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e. point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e. over time), which approximates the previously used percentage-of-completion method of accounting. As such, the adoption of ASU 2014-09 had no material impact to the Company’s financial position or results of operations.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2018	2017
Revenues:
Product sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	73.0%	80.5%
Gross profit margin	27.0%	19.5%
Selling, general and administrative expenses	19.4%	24.5%
Operating (loss) income	7.5%	(5.0)%
Net (loss) income	6.1%	(6.9)%

Revenues

Sales were $11,489,000 in 2018, an increase of 16.5%, or $1,630,000 compared to $9,859,000 in 2017.

Sales to the defense and aerospace market decreased 17.6% to $2,585,000 from $3,138,000 in 2017 representing 22.5% and 31.8% of total sales, respectively. This primarily reflects a decrease in sales to a number of existing defense customers partially offset by sales increases to two large defense customers.

Sales in the process control and metrology market increased to $5,891,000 in 2018 from $4,244,000 in 2017, up $1,637,000 or 38.5%. These sales represented 51.3% and 43.0%, of total sales, respectively. The increase in 2018 is mainly the result of higher demand from one OEM customer in the semi-conductor business partially offset by a decrease in sales to other customers in this market.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $1,550,000 in 2018 and $1,030,000 in 2017. Overall, sales of laser devices and related products represented 13.5% of total sales in 2018, up $411,000 or 36.1%. The increase in 2018 is mainly the result of higher demand from customers who manufactures laser components and sub-systems.

Sales to customers within the Scientific / R&D market increased in 2018 to $1,463,000 from $1,447,000 in 2017, up 1.1%, mainly due to an increase in orders from one national laboratory customer and research contract. As a percentage of total sales, this market represented 12.7% and 14.7% of total sales in 2018 and 2017, respectively.

Bookings

The Company booked new orders totaling approximately $11.2 million in 2018, an increase of $1.1 million or 10.9% from $10.1 million in 2017, as a result of an increase in orders for the Company’s crystal and devices and metal optics product lines.

The Company’s backlog as of December 31, 2018 was $6.4 million compared to $6.5 million as of December 31, 2017.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales decreased to 73.0% in 2018 compared to 80.5% for the year ended December 31, 2017down by 7.5%. In 2018, cost of goods sold was $8,387,000 compared to $7,937,000 in 2017 an increase of approximately $451,000 or 5.7%.

The increase in cost of goods sold in 2018 was mainly attributable to an increase in cost related to sales as sales increased and sales mix changed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2,234,000 in 2018 compared to $2,417,000 in 2017, a decrease of $183,000 or 7.6%. The decrease partially reflects reductions in SG&A salaries, wages and associated benefits of approximately $73,000 due to the timing of personnel changes in 2018 compared to 2017 offset by an increase in sales and marketing expenses primarily due to increased activity in trade shows in 2018 compared to 2017.

As a percentage of sales, SG&A was 19.4% of sales in 2018 compared to 24.5% in 2017, primarily due to higher sales in 2018.

Operating Income (Loss)

The Company had an operating income of $867,000 in 2018, compared to an operating loss of $494,000 in 2017.

Other Income and Expenses

Net interest expense was $159,000 in 2018 a slight decreased from $161,000 in 2017.

In addition, the Company recorded a loss of $2,000 in 2018 compare to $52,000 in 2017 as part of transactions which included the exchange of precious metals.

Income Taxes

In 2018 and 2017, the Company did not record a current provision for either state tax or federal alternative minimum tax due to carry forward losses incurred in prior years for both income tax and financial reporting purposes.

Net Income (Loss)

As a result of the foregoing, in 2018, the Company recorded a net income of $707,000 compared to a net loss of $683,000 in 2017. mainly due to the increase in sales described above.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2018, and December 31, 2017, cash and cash equivalents were $1,186,000 and $800,000, respectively.

On April 12, 2018 the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024.

The Company paid $187,500 and $112,500 for interest on the subordinated convertible promissory notes in 2018 and 2017, respectively. Accrued interest of $75,000 and $112,500 is included in Accounts payable and accrued liabilities as of December 31, 2018 and 2017, respectively.

In total, the Company paid $198,000 of interest in 2018 and $125,000 of interest in 2017 on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

In 2018, the Company had capital expenditures of $154,000. In 2017, capital expenditures were $119,000

The Company had a net increase in cash of $386,000 for the twelve months ended December 31, 2018 compared to a net decrease in cash of $173,000 for the twelve months ended December 31, 2017.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years ended December 31,
	2018	2017
Net cash provided by (used in) operations	$552	$30
Capital expenditures & purchase of precious metals	(155)	(121)
Proceeds on sale or disposal of plant and equipment	—	24
Purchase of patent license	—	—
Principal payments on debt obligations	(12)	(108)

Overview of Financial Condition

The Company recorded a net income of $707,000 for the twelve months ended December 31, 2018 compared to a net loss of $683,000 in the same period last year. The Company’s cash and cash equivalents increased to $1,186,000 at December 31, 2018 compared to $800,000 at December 31, 2017.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2020.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2018 (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater Than 5 Years

Convertible notes payable, including interest	$2,988	$150	$300	$2,538	$—
Notes payable-other, including interest	340	23	69	46	202
Total contractual cash obligations	$3,328	$173	$369	$2,584	$202

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2018 and 2017.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 21 of the Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

None

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2018 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2018.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	April 1, 2019
Jan M. Winston	of Directors

/s/ Dennis G. Romano.	Director	April 1, 2019
Dennis G. Romano

/s/ Luke P. LaValle, Jr.	Director	April 1, 2019
Luke P. LaValle, Jr.

/s/ N.E. Rick Strandlund	Director	April 1, 2019
N.E. Rick Strandlund

/s/ William J. Foote	Director	April 1 ,2019
William J. Foote

/s/ Amy Eskilson	President, Chief Executive Officer	April 1, 2019
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Elias T. Kabous	Chief Financial Officer, Secretary and Treasurer	April 1, 2019
Elias T. Kabous	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP
We have served as the Company’s auditor since 2017.

New York, New York

April 1, 2019

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,185,553	$799,953
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2018 and 2017)	1,296,487	1,034,398
Inventories, net	3,015,883	3,196,001
Other current assets	180,893	127,900
Total Current Assets	5,678,816	5,158,252
Plant and Equipment:
Plant and equipment at cost	14,696,966	14,726,638
Less: Accumulated depreciation and amortization	(14,069,880)	(14,013,850)
Total plant and equipment	627,086	712,788
Precious Metals	562,347	563,760
Intangible Assets, net of accumulated amortization	32,156	70,219
Other Assets	32,020	37,486
Total Assets	$6,932,425	$6,542,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term notes payable -other	$12,960	$12,486
Accounts payable and accrued liabilities	835,015	1,217,157
Customer advances	772,927	869,677
Total Current Liabilities	1,620,902	2,099,320

Related Party Convertible Notes Payable	2,500,000	2,500,000

Long-Term Notes Payable -other, net of current portion	244,781	257,738
Total Liabilities	4,365,683	4,857,058

Commitments

Shareholders’ Equity:
Common stock: $.01 par value; 60,000,000 authorized shares 13,636,988 issued at December 31, 2018 and 13,521,200 issued at December 31, 2017	136,371	135,213
Capital in excess of par value	19,055,615	18,882,086
Accumulated deficit	(16,610,294)	(17,316,902)
	2,581,692	1,700,397

Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total Shareholders’ Equity	2,566,742	1,685,447
Total Liabilities and Shareholders’ Equity	$6,932,425	$6,542,505

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenues
Net sales	$11,488,727	$9,859,201

Cost and expenses
Cost of goods sold	8,387,527	7,936,534
Selling, general and administrative expense	2,233,760	2,416,794
	10,621,287	10,353,328

Operating income (loss)	867,440	(494,127)

Other income (expense), net
Interest expense, net	(158,544)	(160,643)
(Loss) gain on exchange of precious metals	(2,288)	(51,761)
Gain on sale or disposal of plant and equipment	—	24,000
	(160,832)	(188,404)

Income (Loss) before income taxes	706,608	(682,531)

Income tax provision	—	—

Net income (loss)	$706,608	$(682,531)

Net income (loss) per share – basic	$0.05	$(0.05)

Net income (loss) per share – diluted	$0.05	$(0.05)

Weighted average shares outstanding – basic	13,561,207	13,357,622

Weighted average shares outstanding – diluted	13,930,708	13,357,622

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2017	13,156,544	$131,567	$18,699,852	$(16,634,371)	$(14,950)	$2,182,098

401K contribution	356,323	3,563	120,726	—	—	124,289

Common stock issued on exercise of options	8,333	83	1,980	—	—	2,063

Stock-based compensation expense	—	—	59,528	—	—	59,528

Net loss for the year	—	—	—	(682,531)	—	(682,531)

Balance, December 31, 2017	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	$1,685,447

401K contribution	111,288	1,113	91,668	—	—	92,781
Common stock issued on exercise of options	4,500	45	1,343	—	—	1,388

Stock-based compensation expense	—	—	80,518	—	—	80,518

Net income for the year	—	—	—	706,608	—	706,608

Balance, December 31, 2018	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$706,608	$(682,531)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278,173	365,048
401K common stock contribution	92,780	124,289
(Gain) on sale or disposal of plant and equipment	—	(24,000)
Loss (gain) on exchange of precious metals	2,288	51,761
Stock-based compensation expense	80,518	59,528
Change in inventory reserve	39,003	198,528
Changes in operating assets and liabilities:
Accounts receivable	(262,088)	170,510
Inventories	141,115	(654,665)
Other current assets	(52,993)	16,070
Other assets	5,466	(7,148)
Accounts payable and accrued liabilities	(419,643)	104,986
Customer advances	(96,750)	270,337
Accrued interest on related party note payable	37,500	37,500
Total adjustments and changes	(154,631)	712,744
Net cash provided by operating activities	551,977	30,213

Cash flows from investing activities:
Purchase of plant and equipment	(154,407)	(119,483)
Purchase of precious metals	(875)	(1,874)
Proceeds from sale of plant and equipment		24,000
Net cash used in investing activities	(155,282)	(97,357)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,388	2,063
Principal payments of notes payable-other	(12,483)	(108,299)
Net cash (used in) financing activities	(11,095)	(106,236)

Net increase (decrease) in cash and cash equivalents	385,600	(173,380)
Cash and cash equivalents at beginning of the year	799,953	973,333
Cash and cash equivalents at end of the year	$1,185,553	$799,953
Supplemental Disclosure of Cash Flow Information:
Interest paid	$197,581	$124,987
Income taxes paid	$—	$1,050

Non Cash Investing Activities:
Exchange of Precious Metals	$2,000	$48,757

See notes to consolidated financial statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2018

1.	Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.	Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”), was incorporated in the state of New Jersey and is a manufacturer of crystals, crystal devices, electro-optic and optical components, and sophisticated laser devices and instruments. The Company has administrative offices and manufacturing operations in Northvale, New Jersey.

The Company’s principal customers include commercial instrumentation companies and OEM laser systems manufacturers, research laboratories, government agencies, and defense contractors. The Company’s products are sold domestically using its own sales staff, and in major overseas markets, principally Europe, Israel, Japan, and Asia, using independent sales agents.

b.	Liquidity

As of December 31, 2018, the Company had working capital of $4,057,914 and cash and cash equivalents of $1,185,553. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2020.

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

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance, and the company has maintained the full valuation allowance on its deferred tax asset.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2015 and state or local income tax examinations by tax authorities for the years before 2015.

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

The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e. point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e. over time), Internal research and development costs see note 2.

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

Advertising costs included in selling, general and administrative expenses were $25,000 and $11,000 for the years ended December 31, 2018 and 2017, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2018, the Company had three customers who had sales representing 22.3%, 12.9% and 9.4% of total revenues, respectively. In 2017, the Company had the same three customers had sales representing 14.4%, 14.8%, and 5.6% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases. The guidance in this update supersedes Topic 840, Leases. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company will adopt ASU 2016-02 and we do not expect a material impact on the financial statements and disclosure.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. The adoption of ASU 2016-01 did not have a material impact to the Company’s financial position or results of operations. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 5.0% and 2.1% of revenue for 2018 and 2017, respectively. Revenue under these long-term government contracts are generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 95.0% and 97.9% of revenue for 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company reviewed its sales by market area and reassigned certain customers within the existing markets. In addition, the Universities and National Lab market was renamed to Scientific/R&D. Sales by market area, as previously presented for 2017, were reclassified accordingly.

The following table summarizes the Company’s sales by market area:

	December 31,
	2018	2017
Aerospace & Defense	$2,584,785	$3,137,708
Process Control & Metrology	5,890,753	4,243,562
Laser Systems	1,550,180	1,030,534
Scientific / R&D	1,463,009	1,447,397
Total	$11,488,727	$9,859,201

Net sales by timing to transfers of goods and services is as follows:

	December 31,
	2018	2017

Transfer at point in time	$10,914,423	$9,656,598
Transfer over time	574,304	202,603
Total net sales	$11,488,727	$9,859,201

3.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2,486,000 for 2018 and $2,447,000 for 2017:

	December 31,
	2018	2017
	(In thousands)
Raw materials	$1,143	$1,174
Work in process, including manufactured parts and components	1,389	1,462
Finished goods	484	560
	$3,016	$3,196

4.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Office and computer equipment	$1,352	$1,333
Machinery and equipment	11,062	11,118
Leasehold improvements	2,283	2,276
	14,697	14,727
Less accumulated depreciation and amortization	(14,070)	(14,014)
	$627	$713

Depreciation expense recorded by the Company totaled approximately $240,000 and $284,000 for 2018 and 2017, respectively. Plant and equipment with a net book value of $0 was sold in 2017 for proceeds of $24,000, Fully depreciated assets of $184,079 were written off in 2018.

The Company evaluates its property and equipment for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2018, its long-lived assets were not impaired.

5.	Intangible Assets

Intangible assets include acquired intangible assets with finite lives, consisting principally of non-contractual customer relationships, completed technology, trademark and licensed patents. Intangible assets with finite lives are amortized on a straight-line basis over the assets’ estimated useful life up to 14 years.

Based on management’s judgement, there were no events or circumstances that would lead us to conclude that a possible impairment of intangible assets exists as of December 31, 2018.

Amortization expense was approximately $38,000 and $81,000 for the years ended December 31, 2018 and 2017, respectively. Lower amortization for 2018 was due to an Intangible Asset fully amortized by February 2018. Aggregate amortization for the five succeeding years from January 1, 2019 through December 31, 2023 is expected to be approximately $17,000.

The following schedule details the Company’s intangible asset balance by major asset class.

	At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	(542)	$8
Completed technology	363	(363)	—
Trademarks	187	(187)	—
Licensed Patents	30	(6)	24
Total	$1,130	(1,098)	$32

	At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer-related	$550	$(535)	$15
Completed technology	363	(348)	15
Trademarks	187	(173)	14
Licensed Patents	30	(4)	26
Total	$1,130	$(1,060)	$70

6.	Related Party Transactions

On April 12, 2018 the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1,2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1,2024.

The Company paid $187,500 and $112,500 for interest on the notes in 2018 and 2017, respectively. Accrued interest of $75,000 and $112,000 is included in Accounts payable and accrued liabilities as of December 31, 2018 and 2017, respectively.

7.	Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2018	2017
	(In thousands)
U.S. Small Business Administration term note payable in monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in May 2032.	$258	$270
	258	270
Less current portion	(13)	(12)
Other Long-Term Notes, excluding current portion	$245	$258

Other Long-Term Notes mature as follows:

Year ending December 31:	(In thousands)
2019	13
2020	13
2021	14
2022	15
2023	15
Thereafter	188
$258

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Trade accounts payable and accrued purchases	$399	$740
Accrued payroll	114	121
Accrued 401K company matching contribution	125	143
Accrued expenses – other	197	213
	$835	$1,217

9.	Income Taxes

The Company did not record a current provision for income tax due to the availability of net operation loss carryforwards to offset taxable income for both federal and state tax purposes.

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2018	2017
Federal statutory rate	(21)%	(34)%
State statutory rate	(9)	(7)
Reduction in Federal rate due to tax reform	0	259
Reduction in State rate due to tax rate change	24	0
Change in Valuation Allowance	8	(214)
Permanent Differences	(2)	(2)
Effective income tax rate	0%	0%

At December 31, 2018 and 2017, the Company had estimated Federal net operating loss carry forwards of approximately $8,699,000 and $9,435,000, respectively and State net operating loss carry forwards of approximately $5,221,000 and $5,977,000, respectively. These tax loss carry forwards expire at various dates through 2037.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018. The Company remeasured its net deferred tax assets at December 31, 2017 using the new Federal Tax Rate and posted a one-time reduction of $1,765,000 in deferred tax assets and $1,765,000 to the valuation allowance to reflect the lower realization rate to be applied commencing in 2018.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Account receivable reserves	$4	$4
Inventory reserves	746	685
Inventory capitalization	102	101
Depreciation	312	291
Loss carry forwards	2,229	2,371
Gross deferred tax assets	3,393	3,452
Valuation allowance	(3,393)	(3,452)
Net deferred tax asset	$—	$—

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

On the basis of this evaluation, as of December 31, 2018 and 2017, the valuation allowance was decreased by $59,000 and increased by $302,000, respectively. The company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was adjusted to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2015.

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

The Company's results for the years ended December 31, 2018 and 2017 include stock-based compensation expense for stock option grants totaling $80,000 and $60,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($22,000 for 2018 and $17,000 for 2017), and selling, general and administrative expenses ($58,000 for 2018 and $43,000 for 2017).

As of December 31, 2018 and 2017, there were $180,000 and $89,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.89 years and 1.4 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2018 and 2017 was $0.98 and $0.56, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,
	2018	2017
Dividend yield	—%	—%
Volatility	140.0%	133-134%
Risk-free interest rate	2.6%	2.2 – 2.3%
Expected life	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2018 and 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding as of January 1, 2017	760,214	$.60
Granted	180,000	.58
Exercised	(8,333)	.25
Forfeited /Expired	(28,873)	$1.09
Outstanding as of December 31, 2017(b)	903,008	$.58	5.20	648,410
Granted	175,000	1.00
Exercised	(4,500)	.31
Forfeited /Expired	(15,300)	.98
Outstanding as of December 31, 2018(b)	1,058,208	$.64	5.58	337,997

Exercisable as of December 31, 2018	708,717	$.59	3.45	264,192

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2018 exceeds the exercise prices of the respective options. All of the options used in the calculation of the aggregate intrinsic value for outstanding options are exercisable as of December 31, 2018.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2018.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2018.

Non-vested Options	Options	Weighted-Average Grant- Date Fair Value - $
Non-vested - January 1, 2018	330,495	.44
Granted	175,000	.98
Vested	(156,004)	.38
Forfeited	—	—
Non-vested – December 31, 2018	349,491	.74

The total weighted average grant date fair value of options vested during the years ended December 31, 2018 and 2017, was $62,000 and $34,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	407,167	6.26	$.29	352,676	$.28
$0.50 - $1.00	636,100	2.66	$.86	341,100	$.88
$1.50 - $1.75	14,941	0.10	$1.75	14,941	$1.75

11.	Net Income (Loss) per Share

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

For the year ended December 31, 2018, a total of 2,500,000 anti-dilutive common shares issuable upon conversion of outstanding convertible notes and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. In addition, 1,058,208 common stock equivalents related to outstanding options have been excluded from the diluted computation because their effect is anti-dilutive.

For the year ended December 31, 2017, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 903,008 common stock equivalents related to outstanding options, in addition to 2,500,000 common shares and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes.

12.	Commitments

a.	Lease commitments

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility. The lease for the Northvale facility was renewed for a term of two years from June 1, 2015 to May 31, 2017 along with options to renew the lease for two additional one year terms running through May 31, 2019, at substantially the same terms. In 2017, the Company exercised its option to renew the Northvale lease for an additional one year term running through May 31, 2018. The Company exercised the option to renew the lease for a one-year term through May 31, 2019. The company intends to have a new lease agreement prior to May, 31, 2019.

The Company’s total rent expense for the year ended December 31, 2018 and 2017 was $290,000 and $283,000, respectively.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $94,000 in 2018 and $91,000 in 2017.

Future minimum annual rentals at December 31, 2018 which cover the remaining lease term expiring on May 31, 2019. total $122,310.

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

In 2018, the Company’s 401(k) matching contribution for employees was $124,783. This will be funded by way of a contribution of 134,176 shares of the Company’s common stock, which will be issued to the Plan in April, 2019. In 2017, the Company’s 401(k) matching contribution for employees was $123,706. This was funded by way of cash contribution of $31,000 and a contribution of 111,288 shares of the Company’s common stock, which were issued to the Plan in June, 2018. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) plan administrator.

13.	Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia and Japan, amounted to approximately 40% and 32.5% of product sales in 2018 and 2017, respectively.

The Company had sales to three major customers which accounted for approximately 44.6% of sales in 2018. One customer, a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments accounted for 12.9% of 2018 sales. The two other customers included one foreign-based and one domestic-based manufacturer of process control and metrology equipment whose sales represented 22.3% and 9.4% of sales, respectively. For 2017 the top three customers represented 14.4%, 14.8% and 5.6% respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

During the past two years, sales to the Company’s top five customers represented approximately 56.1%, and 45.2% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.	Shareholders’ Equity

a.	Common shares reserved at December 31, 2018, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	80,341
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,455,341

b.	Warrants

The Company had no outstanding warrants as of December 31, 2018 and 2017.

15.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2018 due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2,752,000 compared to its carrying amount of $2,758,000 as of December 31, 2018.

