Form 10-Q
period 2019-03-31
Inrad Optics, Inc.
filed 2019-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-11668

INRAD OPTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-2003247
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

181 Legrand Avenue, Northvale, NJ	07647
Address of Principal Executive Offices	Zip Code

(201) 767-1910

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 6, 2019 was 13,632,388.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,086,783	$1,185,553
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2019 and 2018)	1,320,814	1,296,487
Inventories, net	2,933,536	3,015,883
Other current assets	201,661	180,893
Total current assets	5,542,794	5,678,816

Plant and equipment:
Plant and equipment, at cost	14,794,078	14,696,966
Less: Accumulated depreciation and amortization	(14,127,781)	(14,069,880)
Total plant and equipment	666,297	627,086
Precious metals	562,347	562,347
Intangible assets, net	23,697	32,156
Other assets	32,020	32,020

Total Assets	$6,827,155	$6,932,425

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$12,960	$12,960
Accounts payable and accrued liabilities	909,373	835,015
Contract liabilities	603,292	772,927
Total current liabilities	1,525,625	1,620,902

Related party convertible notes payable	2,500,000	2,500,000

Other long term Notes, net of current portion	241,548	244,781
Total liabilities	4,267,173	4,365,683

Commitments

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,636,988 shares issued at March 31, 2019 and 13,636,988 shares issued at December 31, 2018	136,371	136,371
Capital in excess of par value	19,084,990	19,055,615
Accumulated deficit	(16,646,429)	(16,610,294)
	2,574,932	2,581,692
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	2,559,982	2,566,742
Total Liabilities and shareholders’ equity	$6,827,155	$6,932,425

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2018	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	$1,685,447

401K contribution	—	—	—	—	—	—

Common stock issued on exercise of options	—	—	—	—	—	—

Stock-based compensation expense	—	—	13,035	—	—	13,035

Net income March 31, 2018	—	—	—	264,163	—	264,163

Balance, March 31, 2018	13,521,200	$135,213	$18,895,121	$(17,052,739)	$(14,950)	$1,962,645

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2019	13,636,988	136,371	19,055,615	(16,610,294)	(14,950)	2,566,742

401K contribution	—	—	—	—	—	—

Common stock issued on exercise of options	—	—	—	—	—	—

Stock-based compensation expense	—	—	29,375	—	—	29,375

Net loss March 31, 2019	—	—	—	(36,135)	—	(36,135)

Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

See notes to consolidated financial statements

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Total revenue	$2,601,060	$3,302,429

Cost and expenses:
Cost of goods sold	1,956,280	2,452,205
Selling, general and administrative expenses	642,254	543,999
	2,598,534	2,996,204

Income from operations	2,526	306,225
Other expense:
Interest expense—net	(38,661)	(39,774)
Loss on exchange of precious metals	—	(2,288)
	(38,661)	(42,062)

Income (loss) before income taxes	(36,135)	264,163

Income tax (provision) benefit	—	—

Net income (loss)	$(36,135)	264,163

Net (loss) income per common share — basic	$(0.00)	$0.02

Net (loss) income per common share — diluted	$(0.00)	$0.02

Weighted average shares outstanding — basic	13,632,388	13,516,600

Weighted average shares outstanding — diluted	13,632,388	16,533,296

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(36,135)	$264,163

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,360	73,049
Loss on exchange of precious metals	—	2,288
Stock based compensation	29,375	13,035
Changes in operating assets and liabilities:
Accounts receivable	(24,327)	(497,802)
Inventories, net	82,347	367,884
Other current assets	(20,768)	(29,749)
Accounts payable and accrued liabilities	74,358	(126,474)
Contract Liabilities	(169,635)	(355,777)
Total adjustments and changes	37,710	(553,546)
Net cash provided by (used in) operating activities	1,575	(289,383)

Cash flows from investing activities:
Capital expenditures	(97,112)	(13,790)
Purchase of precious metals	—	(875)
Net cash (used in) investing activities	(97,112)	(14,665)

Cash flows from financing activities:
Principal payments on notes payable-other	(3,233)	(3,110)
Net cash (used in) financing activities	(3,233)	(3,110)

Net (decrease) in cash and cash equivalents	(98,770)	(307,158)

Cash and cash equivalents at beginning of period	1,185,553	799,953

Cash and cash equivalents at end of period	$1,086,783	$492,795

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40,033	$40,156
Income taxes paid	$—	$—

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited condensed consolidated financial statements were issued.

Management Estimates

These unaudited condensed consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were approximately $15,000 at March 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves, in thousands:

	March 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$1,161	$1,143
Work in process, including manufactured parts and components	1,419	1,389
Finished goods	354	484
	$2,934	$3,016

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three years period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2019, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,478,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months ended March 31, 2019, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes, in addition to 1,228,267 common stock options.

For the three months ended March 31, 2018, a total of 14,941 stock options, 1,875,000 warrants issuable upon conversion of outstanding convertible notes and 84,375 warrants issuable on conversion of accrued interest on convertible notes were excluded from the computation of diluted net income per common share.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(36,135)	13,632,388	$0.00	$264,163	13,516,600	$0.02
Effect of dilutive securities:
Convertible Notes	—	—		37,500	2,500,000
Accrued Interest on Convertible Notes	—	—		—	112,500
Warrants	—	—		—	—
Stock Options	—	—		—	404,196
Diluted Income (Loss) Per Share:
Net Income (Loss)	$(36,135)	13,632,388	$0.00	$301,663	16,533,296	$0.02

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

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases. The guidance in this update supersedes Topic 840, Leases. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company has adopted ASU 2016-02 on its financial statements and disclosure. The adoption of ASU 2016-02 did not have a material effect on the financial statements.

NOTE 2 – REVENUE

The Company’s revenues are comprised of product sales as well as products and services provided under long-term government contracts with its customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of a standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 3.6% and 3.1% of revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue under these long-term government contracts is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 96.4% and 96.9% of revenue for the three months ended March 31, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company reviewed its sales by market area and reassigned certain customers within the existing markets.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2019	2018
Aerospace & Defense	$1,040,557	$1,029,007
Process Control & Metrology	1,120,987	1,557,816
Laser Systems	284,990	366,230
Scientific / R&D	154,526	349,376
Total	$2,601,060	$3,302,429

Net sales by timing to transfers of goods and services is as follows:

	Three Months Ended
	March 31,
	2019	2018
Transfer at point in time	$2,507,507	$3,198,780
Transfer over time	93,553	103,649
Total net sales	$2,601,060	$3,302,429

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at March 31, 2019 or 2018. Revenue recognized during the three months ended March 31, 2019 and 2018, that was included in contract liabilities at the beginning of the period was $218,535 and $551,843, respectively.

On March 31, 2019, the Company has approximately $5,729,561 of remaining performance obligations, which is also referred to as backlog. Approximately 1% of the March 31, 2019 backlog is related to projects that will extend beyond March 31, 2020.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $29,375 and $13,035, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $8,372 ($3,583 for 2018), and selling, general and administrative expenses in the amount of $21,003 ($9,452 for 2018).

As of March 31, 2019 and 2018, there were $282,442 and $76,451 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.70 years and 1.25 years, respectively.

There were 185,000 stock options granted during the three months ended March 31, 2019, and no stock options granted in the three months ended March 31, 2018. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2019, and 2018:

	Three Months Ended
	March 31,
	2019	2018
Expected Dividend yield	—%	—%
Expected Volatility	139%	—%
Risk-free interest rate	2.43%	—%
Expected term	10 years	—

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three months ended March 31, 2019:

Stock Options	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,058,208	$.64	5.58	$337,997
Granted	185,000	.71
Exercised	—	—
Expired/Forfeited	(14,941)	1.75
Outstanding at March 31, 2019	1,228,267	$.64	6.53	$1,202,577

Exercisable at March 31, 2019	866,598	$.58	4.78	$701,342

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2019.

	Options	Weighted-Average Grant-Date Fair Value ($)
Non-vested - January 1, 2019	349,491	.74
Granted	185,000	.71
Vested	(172,822)	.63
Forfeited	—	—
Non-vested – March 31, 2019	361,669	.77

NOTE 4- STOCKHOLDERS’ EQUITY

In February 2019, the Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2018. In total, cash in the amount of $31,196 and 98,189 common shares of Inrad Optics, Inc will be contributed to the Plan in the second quarter of 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2019, the Company had accrued interest in the amount of $75,000 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	255	258
Less current portion	(13)	(13)
Long-term debt, excluding current portion	$242	$245

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2018.

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

Revenue

Sales for the three months ended March 31, 2019, were $2,601,000, a decrease of 21.2%, compared to $3,302,000 for the three months ended March 31, 2018.

Sales to the defense/aerospace market increased by $11,000 or 1.1% to $1,041,000 in the three months ended March 31, 2019, compared to $1,029,000 for the three months ended March 31, 2018. The increase is mainly attributable to a trend in increased demand for our products in the defense/aerospace market offset by the completion of the long term project in 2018.

Process control and metrology (“PC&M”) sales were $1,121,000 for the three months ended March 31, 2019, decreased by $437,000, or 28.1%, from $1,558,000 for the three months ended March 31, 2018. Reduced demand and the timing of delivery schedules in the PC&M market resulted in sales decrease to several existing accounts in the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

For the three months ended March 31, 2019, sales to customers in the laser systems market were $285,000, decreased by $81,000 or 22.2% from $366,000 for the three months ended March 31, 2018.The decrease in sales is due to the timing of delivery schedules to an international distributor and one large OEM offset by increases in shipments to several newer customers.

Sales to customers in the Scientific/R&D market (formerly Universities & National Labs) decreased by $194,000 or 55.6% to $155,000 for the three months ended March 31, 2019, compared to sales of $349,000 for the three months ended March 31, 2018. The decreased is mainly due to order placement timing from one large national lab customer and a slight decrease in billings to one US Government account.

For the three months ended March 31, 2019 and 2018, there were two customers that each represented 10% or more of total sales in both periods.

The Company’s top five customers represented 51.8% of sales in the three months period ended March 31, 2019, compared to 59.9% in the same period in 2018.

Orders booked during the first three months of 2019 totaled $1,937,000, compared to $3,274,000 in the same period last year.

Order backlog at March 31, 2019 and 2018, was $5,730,000 and $6,486,000, respectively.

Cost of Goods Sold

For the three months ended March 31, 2019 and 2018, cost of goods sold was $1,956,000 and $2,452,000, respectively, a decrease of $496,000 or 20.2%.

The decrease in cost of goods sold in 2019, was attributable to the following: material costs decreased by approximately 30.7%, compared to a sales decrease of 21.2%, lower wage and salary expenses and a reduction in variable overhead costs primarily due to lower sales.

Gross profit for the three months ended March 31, 2019, was $645,000 or 24.8% of sales, compared to $850,000 or 25.7% in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2019, amounted to $642,000 or 24.7% of sales, compared to $544,000 or 16.5% of sales for the three months ended March 31, 2018.

SG&A salaries and wages and related fringe benefits increased by 17.8%, compared with the same period in 2018 partially reflecting increases in sales staff, marketing, and health care and other benefit costs during the three months ended March 31, 2019.

Income (Loss) from Operations

The Company had income from operations of $3,000 for the three months ended March 31, 2019, compared with an operating income of $306,000 in the three months ended March 31, 2018. The decrease in income primarily reflects the impact of the Company’s significantly lower sales in the three months ended March 31, 2019, compared to the same period last year.

Other Income and Expense

Net interest expense for the three months ended March 31, 2019 was $39,000 compared to $40,000 in the same period in 2018, as there was no significant change in the Company’s borrowing level.

Income Taxes

For the three months ended March 31, 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

For the three months ended March 31, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

Net Income (Loss)

The Company had a net loss of $36,000 for the three months ended March 31, 2019, compared to a net income of $264,000 for the three months ended March 31, 2018. The net loss primarily reflects the decrease in sales for the three months ended March 31, 2019, compared to the last period.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt and for capital expenditures.

As of March 31, 2019, and December 31, 2018, the Company had cash and cash equivalents of $1,087,000 and $1,186,000, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility, the current lease will expire on May 31, 2019. The company intends to have sing a new lease agreement prior to May, 31, 2019.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2019, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$2	$(289)
Net cash used in investing activities	(97)	(15)
Net cash used in financing activities	(4)	(3)
Net (decrease) in cash and cash equivalents	$(99)	$(307)

Net cash provided by operating activities was $2,000 for the three months ended March 31, 2019, compared to net cash used in operations of $289,000 in the same period last year.

Net cash provided by operating activities in the three months ended March 31, 2019, resulted primarily from decrease in accounts receivable, reduction in inventory, higher accounts payables and accrued liabilities, this compared to net cash used in operating activities of $289,000 in the three months ended March 31, 2018, which was primarily due to increases in accounts receivable, reductions in accounts payable and accrued liabilities, and lower contract liabilities which were offset by reduced inventory levels during the period.

Net cash used in investing activities was $97,000 during the three months ended March 31, 2019 compared to $15,000 in the same period last year reflecting capital expenditures in both periods. Net cash used in financing activities during the three months ended March 31, 2019, was $4,000 compared to $3,000 during the three months ended March 31, 2018 respectively, related to required principal payments.

Overall, cash and cash equivalents decreased by $99,000 and $307,000 for the three months ended March 31, 2019 and 2018, respectively.

Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least June 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Date: May 15, 2019

