Form 10-Q
period 2019-06-30
Inrad Optics, Inc.
filed 2019-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 14, 2019, was 13,735,177.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$830,463	$1,185,553
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2019 and 2018)	1,481,172	1,296,487
Inventories, net	2,844,996	3,015,883
Other current assets	159,089	180,893
Total current assets	5,315,720	5,678,816

Plant and equipment:
Plant and equipment, at cost	14,887,658	14,696,966
Less: Accumulated depreciation and amortization	(14,191,461)	(14,069,880)
Total plant and equipment	696,197	627,086
Precious metals	561,909	562,347
Intangible assets, net	22,500	32,156
Lease Right-of-Use	819,612	-
Other assets	32,020	32,020
Total Assets	$7,447,958	$6,932,425

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$12,960	$12,960
Accounts payable and accrued liabilities	940,168	835,015
Contract liabilities	591,179	772,927
Current portion of Lease Obligation	264,297	-
Total current liabilities	1,808,604	1,620,902

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	238,337	244,781
Lease obligation, net of current portion	555,315	-
Total liabilities	5,102,256	4,365,683

Commitments

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,735,177 shares issued at June 30, 2019, and 13,636,988 shares issued at December 31, 2018	137,353	136,371
Capital in excess of par value	19,210,938	19,055,615
Accumulated deficit	(16,987,639)	(16,610,294)
	2,360,652	2,581,692
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	2,345,702	2,566,742
Total Liabilities and shareholders' equity	$7,447,958	$6,932,425

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$2,619,623	$2,723,474	$5,220,683	$6,025,903

Cost and expenses:
Cost of goods sold	2,172,649	2,144,902	4,128,930	4,597,107
Selling, general and administrative expenses	749,064	524,676	1,391,318	1,068,675
	2,921,713	2,669,578	5,520,248	5,665,782

Income (loss) from operations	(302,090)	53,896	(299,565)	360,121
Other expense:
Interest expense-net	(38,682)	(39,792)	(77,343)	(79,566)
Loss on exchange of precious metals	(438)	-	(438)	(2,288)
	(39,120)	(39,792)	(77,781)	(81,854)

Income (loss) before income taxes	(341,210)	14,104	(377,346)	278,267

Income tax (provision) benefit	-	-	-	-

Net income (loss)	$(341,210)	$14,104	$(377,346)	$278,267

Net (loss) income per common share - basic	$(0.02)	$0.00	$(0.03)	$0.02

Net (loss) income per common share - diluted	$(0.02)	$0.00	$(0.03)	$0.02

Weighted average shares outstanding - basic	13,653,353	13,535,148	13,641,664	13,521,899

Weighted average shares outstanding - diluted	13,653,353	13,914,524	13,641,664	13,912,209

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2018	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	1,685,447

401K contribution	-	-	-	-	-	-

Stock-based compensation expense	-	-	13,035	-	-	13,035
						-
Net income March 31, 2018	-	-	-	264,163	-	264,163

Balance, March 31, 2018	13,521,200	$135,213	$18,895,121	$(17,052,739)	$(14,950)	$1,962,645

401K contribution	111,288	1,113	-	-	-	1,113

Stock-based compensation expense	-	-	104,632	-	-	104,632

Net income June 30, 2018	-	-	-	14,104	-	14,104

Balance, June 30, 2018	13,632,488	$136,326	$18,999,753	$(17,038,635)	$(14,950)	$2,082,494

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	2,566,742

401K contribution	-	-	-	-	-	-

Stock-based compensation expense	-	-	29,375	-	-	29,375

Net income (loss) March 31, 2019	-	-	-	(36,135)	-	(36,135)

Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

401K contribution	98,189	982	92,605	-	-	93,587

Stock-based compensation expense	-	-	33,343	-	-	33,343

Net income (loss) June 30, 2019	-	-	-	(341,210)	-	(341,210)

Balance, June 30, 2019	13,735,177	$137,353	$19,210,938	$(16,987,639)	$(14,950)	$2,345,702

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(377,346)	$278,267

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	131,237	141,913
(Gain) loss on exchange of precious metals	438	2,288
401K common stock contribution - non cash item	93,587	92,779
Stock based compensation	62,719	26,001
Changes in operating assets and liabilities:
Accounts receivable	(184,685)	(522,079)
Inventories, net	170,887	461,838
Other current assets	21,804	2,115
Other assets	-	13,246
Accounts payable and accrued liabilities	105,153	(306,329)
Contract liabilities	(181,748)	(198,089)
Total adjustments and changes	219,392	(286,317)
Net cash (used in) operating activities	(157,954)	(8,050)

Cash flows from investing activities:
Capital expenditures	(190,692)	(87,136)
Purchase of precious metals	-	(875)
Net cash (used in) investing activities	(190,692)	(88,011)

Cash flows from financing activities:
Principal payments on notes payable-other	(6,444)	(6,194)
Net cash (used in) financing activities	(6,444)	(6,194)

Net (decrease) in cash and cash equivalents	(355,090)	(102,255)

Cash and cash equivalents at beginning of period	1,185,553	799,953

Cash and cash equivalents at end of period	$830,463	$697,698

Supplemental disclosure of cash flow information:
Interest paid	$80,088	$80,339
Income taxes paid	$-	$-
Significant non-cash activities:
Lease right-of-use asset	$819,612	$-

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $15,000 at June 30, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,547,119 and $2,486,209 at June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Raw materials	$1,253,654	$1,143,132
Work in process, including manufactured parts and components	1,075,235	1,388,624
Finished goods	516,107	484,127
	$2,844,996	$3,015,883

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of June 30, 2019, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,356,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2019, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three and six months ended June 30, 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition 1,218,367 and 1,228,267 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and six months ended June 30, 2018, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition 183,141 and 100,641 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(341,210)	13,653,353	$(0.02)	$14,104	13,535,148	$0.00
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	379,376	-
Diluted Income (Loss) Per Share:	$(341,210)	13,653,353	$(0.02)	$14,104	13,914,524	$0.00

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(377,346)	13,641,664	$(0.03)	$278,267	13,521,899	$0.02
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	390,310	-
Diluted Income (Loss) Per Share:	$(377,346)	13,641,664	$(0.03)	$278,267	13,912,209	$0.02

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

Recently Adopted Accounting Standards

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the requirements of the new standard effective January 1, 2019, using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjustment to the comparative periods presented.  The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•	Carry forward of historical lease classifications and accounting treatment;
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease categories such as office printers and copiers.

Adoption of this standard had no effect on the consolidated balance sheet as of January 1, 2019, and therefore, did not materially impact operating results or liquidity.  The Company signed an amended lease on its facility effective June 1, 2019, and recognized a lease right-of-use asset and corresponding lease liability of $0.8 million at June 1, 2019. Disclosures related to the amount, timing and uncertainty of cash flows arising from this lease are included in Note 7.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 4.0% and 5.1% of revenue for the six months ended June 30, 2019 and 2018, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 96.0% and 94.9% of revenue for the six months ended June 30, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

As part of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” the Company reviewed its sales by market area and reassigned certain customers within the existing markets.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Aerospace & Defense	$979,004	$395,749	$2,019,561	$1,425,288
Process Control & Metrology	993,355	1,555,662	2,114,342	3,114,101
Laser Systems	324,282	511,689	609,272	877,919
Scientific / R&D	322,982	260,374	477,508	608,595
Total	$2,619,623	$2,723,474	$5,220,683	$6,025,903

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Transfer at point in time	$2,506,028	$2,520,975	$5,013,534	$5,719,755
Transfer over time	113,595	202,499	207,149	306,148
Total net sales	$2,619,623	$2,723,474	$5,220,683	$6,025,903

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at June 30, 2019 or 2018. At June 30, 2019 and 2018, the remaining revenue to be recognized from the long-term government contracts was $105,000 and $420,000, respectively.

On June 30, 2019, the Company had approximately $4.8 million of remaining performance obligations, which is also referred to as backlog. Approximately 15% of the June 30, 2019 backlog is related to projects that will extend beyond June 30, 2020.

NOTE 3 – EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $33,591 and $12,966, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $9,493 ($3,514 for 2018), and selling, general and administrative expenses in the amount of $24,098 ($9,452 for 2018).

The Company's results of operations for the six months ended June 30, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $62,719 and $26,001, respectively. Such amounts have been included in the accompanying Condensed Consolidated Statements of Operations within cost of goods sold in the amount of $17,719 ($7,097 for 2018), and selling, general and administrative expenses in the amount of $45,000 ($18,904 for 2018).

As of June 30, 2019 and 2018, there were $99,627 and $63,485 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.95 years and 1.11 years, respectively.

There were 200,000 stock options granted during the six months ended June 30, 2019, and no stock options granted in the six months ended June 30, 2018. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2019 and 2018:

	Six months Ended
	June 30,
	2019	2018
Expected Dividend yield	-%	-%
Expected Volatility	125.13%	-%
Risk-free interest rate	2.83%	-%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2019	1,058,208	$0.64	5.58	$337,997
Granted	200,000	0.79
Exercised
Expired/Forfeited	(39,841)	1.27
Outstanding June 30, 2019	1,218,367	$0.65	6.75	$1,451,860

Exercisable at June 30, 2019	841,698	$0.58	4.87	$913,580

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2019:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2019	349,491	0.74
Granted	200,000	0.76
Vested	(172,822)	0.65
Forfeited	-
Non-Vested - June 30, 2019	376,669	0.80

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2018, in February 2019. Cash in the amount of $31,196 and 98,189 common shares of Inrad Optics, Inc. were contributed to the Plan in the second quarter of 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2018. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of June 30, 2019, the Company had accrued interest in the amount of $112,500 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in April 2032.	$251,297	$257,741
Less current portion	(12,960)	(12,960)
Long-term debt, excluding current portion	$238,337	$244,781

NOTE 7 – LEASE AMENDMENT

The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.  The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet as of June 30, 2019.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, lease amendment. Cash paid for amounts included in the present value of operating lease liability was $26,000 during the six months ended June 30, 2019, and is included in operating cash flows.

Operating lease costs were $0.2 million and $0.4 million during the three and six months ended June 2019.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of June 30, 2019:

Maturity of Lease Liability	in thousands
2019 (Remaining)	$153
2020	306
2021	306
2022	128
Total undiscounted operating lease payments	893

Less: imputed interest	(73)
Present value of operating lease liability	$820

Other Information
Remaining lease term (in months)	35
Discount rate for operating leases	5.80%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying  condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. These include estimates used in evaluating intangibles for impairment such as market multiples used in determining the fair value of reporting units, discount rates applicable in determining net present values of future cash flows, projections of future sales, earnings and cash flow and capital expenditures. It also includes estimates about the amount and timing of future taxable income in determining the Company’s valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue

Sales for the three months ended June 30, 2019, were $2.6 million, a decrease of 3.8%, or $0.1 million, compared to $2.7 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, sales were $5.2 million a decrease of 13.4%, or $0.8 million, compared to the six month period ending June 30, 2018.

Sales to the defense/aerospace market increased by $0.6 million or 147.4% to $1.0 million in the three months ended June 30, 2019, compared to $0.4 million for the three months ended June 30, 2018. For the six months ending June 30, 2019, sales to the defense/aerospace market increased $0.6 million, or 41.7%, to $2.0 million compared to sales of $1.4 million in the six month period ending June 30, 2018. The significant increase is mainly attributable to increased demand for our products in this market.

Process control and metrology (“PC&M”) sales were $1.0 million for the three months ended June 30, 2019, a decrease of $0.6 million, or 36.1%, from $1.6 million for the three months ended June 30, 2018.  For the six months ended June 30, 2019, sales were $2.1 million compared to $3.1 million for the year ago period, a decrease of $1.0 million or 32.1%. Reduced demand and the timing of delivery schedules in the PC&M market resulted in the decrease in sales to several existing customers in the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018.

For the three months ended June 30, 2019, sales to customers in the laser systems market were $0.3 million, a decrease of $0.2 million, or 36.6%, from $0.5 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, sales in the laser systems market were $0.6 million compared to sales of $0.9 million for the six months ended June 30, 2018, a decline of $0.3 million or 30.6%. The decrease in sales is due to the timing of delivery schedules to an international distributor and one large OEM, partially offset by increases in shipments to several newer customers.

Sales to customers in the Scientific/R&D market increased by $0.1 million, or 24%, to $0.3 million for the three months ended June 30, 2019, compared to sales of $0.2 million for the three months ended June 30, 2018. Sales to customers in the Scientific/R&D market for the six month period ending June 30, 2019, were $0.5 million, compared to $0.6 million, a decrease of $0.1 million or 21.5% for the six month period ending June 30, 2018. The increase for the quarter ending June 30, 2019, is mainly due to order placement timing from one large national lab customer. The year to date decline reflects timing of orders and a decrease in billings to one U.S. Government customer.

For the three months ended June 30, 2019, there were two customers that each represented 10% or more of total sales. For the three months ended June 30, 2018, only one of those customers represented more than 10% of sales for that period. For the six months ended June 30, 2019 and June 30, 2018, the same two customers represented more than 10% of total sales in each period.

The Company’s top five customers represented 45.1% of sales in the three month period ended June 30, 2019, compared to 56.4% in the same period in 2018. For the six month period ended June 30, 2019 and 2018, the Company’s top five customers represented 48.3% and 54.3%, respectively.

Orders booked during the first six months of 2019, totaled $3.6 million, compared to $6.5 million for the same period last year.

Order backlog at June 30, 2019 and 2018, was $4.8 million and $7.0 million, respectively. A significant portion of the year-over-year decrease has been impacted by a delay in anticipated orders from several large customers.

Cost of Goods Sold

For the three months ended June 30, 2019 and 2018, cost of goods sold was $2.2 million and $2.1 million, respectively, reflecting an increase of $0.1 million or 1.0%. The increase in 2019, is attributable to an increase in material costs for certain product categories, partially offset by a decrease in manufacturing and other expenses.

For the six months ended June 30, 2019, cost of goods sold were $4.1 million compared to $4.6 million, a decrease of $0.5 million or 10.9%. The decrease is largely due to the decrease in sales, partially offset by an increase in material costs year over year reflecting the mix of sales for the Company’s products.

Gross profit for the three months ended June 30, 2019, was $0.4 million or 17.1% of sales, compared to $0.6 million or 21.3% in the same quarter last year. Gross profit for the six months ended June 30, 2019, was $1.1 million, or 20.9% of sales, compared to $1.4 million or 23.7% of sales, the decline reflecting the reduction in total sales and the impact of the material costs related to the sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and six months ended June 30, 2019, amounted to $0.7 million, or 28.6% of sales, and $1.4 million, or 26.7% of sales, respectively. Compared to $0.5 million, or 19.3% of sales, and $1.1 million, or 17.7% of sales, respectively, for the same period a year ago, SG&A expenses reflect an increase in salaries and wages and related health and other benefits costs, increased travel expenses and increased legal fees.

Income (Loss) from Operations

The Company incurred a net loss from operations of $0.3 million for the three months ended June 30, 2019, compared to operating income of $0.1 million in the three months ended June 30, 2018. The decrease in operating income primarily reflects the impact of the Company’s lower sales in the three months ended June 30, 2019, compared to the same period last year, an increase in the cost of goods sold and increased SG&A costs. For the six months ended June 30, 2019, the Company incurred a net loss from operations of $0.3 million, compared to operating income of $0.4 million for the six months ended June 30, 2018. The decrease in operating income reflects the impact of lower sales and an increase in SG&A costs.

Other Expense

Net interest expense for the three months ended June 30, 2019 was $39,000 compared to $40,000 in the same period in 2018, as there was no significant change in the Company’s borrowing level. For the six months ended June 30, 2019, other expense was lower than the six months ended June 30, 2018, due to a reduction in both interest expense and loss on the exchange of precious metals.

Income Taxes

For the three months and six months ended June 30, 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

For the three months and six months ended June 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

Net Income (Loss)

The Company had a net loss of $0.3 million for the three months ended June 30, 2019, compared to a net income of $0.0 million for the three months ended June 30, 2018. The net loss primarily reflects the decrease in sales for the three months ended June 30, 2019, compared to the 2018 period, combined with the increase in costs of goods sold and SG&A expenses. For the six months ended June 30, 2019, the Company incurred a net loss of $0.4 million, compared with net income of $0.3 million. Lower sales, combined with a less favorable product mix, higher related material costs and higher SG&A costs led to the decrease in net income.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt, and for capital expenditures.

As of June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $0.8 million and $1.2 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of June 30, 2019, the Company had accrued interest in the amount of $112,500 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Net cash (used in) operating activities	$(158,000)	$(8,000)
Net cash (used in) investing activities	(191,000)	(88,000)
Net (used in) financing activities	(6,000)	(6,000)
Net (decrease) in cash and cash equivalents	$(355,000)	$(102,000)

Net cash used in operating activities was $158,000 for the six months ended June 30, 2019, compared to net cash used in operations of $8,000 in the same period last year.

Net cash used in operating activities in the six months ended June 30, 2019, resulted primarily from a reduction in accounts receivable and a reduction in the Company’s contract liabilities, which largely consist of pre-payments from customers. The net cash used in operating activities of $8,000 in the six months ended June 30, 2018, resulted from an increases in accounts receivable, reductions in accounts payable and accrued liabilities, and lower contract liabilities which were partially offset by reduced inventory levels during the 2018 period.

Net cash used in investing activities was $191,000 during the six months ended June 30, 2019, compared to $88,000 in the same period last year reflecting capital expenditures in both periods. Net cash used in financing activities during the six months ended June 30, 2019 and 2018, relates to required principal payments.

Overall, cash and cash equivalents decreased by $355,000 and $102,000 for the six months ended June 30, 2019 and 2018, respectively.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least August 14, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment and Extension of Lease, dated July 8,2019, by and between V&R Costa Management, LLC, and Inrad Optics, Inc.*

11.	An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: August 14, 2019