Form 10-Q
period 2019-09-30
Inrad Optics, Inc.
filed 2019-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 14, 2019, was 13,735,177.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$812,309	$1,185,553
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2019 and 2018)	1,134,415	1,296,487
Inventories, net	2,973,097	3,015,883
Other current assets	117,367	180,893
Total current assets	5,037,188	5,678,816

Plant and equipment:
Plant and equipment, at cost	14,988,285	14,696,966
Less: Accumulated depreciation and amortization	(14,257,044)	(14,069,880)
Total plant and equipment	731,241	627,086
Precious metals	561,909	562,347
Intangible assets, net	21,964	32,156
Lease right-of-use	754,653	-
Other assets	23,149	32,020
Total Assets	$7,130,104	$6,932,425

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$12,960	$12,960
Accounts payable and accrued liabilities	807,636	835,015
Contract liabilities	794,034	772,927
Current portion of lease obligation	264,297	-
Total current liabilities	1,878,927	1,620,902

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	173,763	244,781
Lease obligation, net of current portion	490,356	-
Total liabilities	5,043,046	4,365,683

Commitments

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,735,177 shares issued at September 30, 2019, and 13,636,988 shares issued at December 31, 2018	137,353	136,371
Capital in excess of par value	19,245,969	19,055,615
Accumulated deficit	(17,281,314)	(16,610,294)
	2,102,008	2,581,692
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	2,087,058	2,566,742
Total Liabilities and shareholders' equity	$7,130,104	$6,932,425

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$2,223,751	$2,788,863	$7,444,434	$8,814,767

Cost and expenses:
Cost of goods sold	1,870,260	1,862,879	5,999,190	6,459,987
Selling, general and administrative expenses	608,868	579,254	2,000,185	1,648,325
	2,479,128	2,442,133	7,999,375	8,108,312

Income (loss) from operations	(255,377)	346,730	(554,941)	706,455
Other expense:
Interest expense-net	(38,298)	(40,015)	(115,642)	(119,185)
Loss on exchange of precious metals	-	-	(438)	(2,288)
	(38,298)	(40,015)	(116,080)	(121,473)

Income (loss) before income taxes	(293,675)	306,715	(671,021)	584,982

Income tax (provision) benefit	-	-	-	-

Net income (loss)	$(293,675)	$306,715	$(671,021)	$584,982

Net (loss) income per common share - basic	$(0.02)	$0.02	$(0.05)	$0.04

Net (loss) income per common share - diluted	$(0.02)	$0.02	$(0.05)	$0.04

Weighted average shares outstanding - basic	13,735,177	13,627,888	13,658,808	13,541,331

Weighted average shares outstanding - diluted	13,735,177	13,992,925	13,658,808	13,921,616

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2018	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	$1,685,447
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	13,035	-	-	13,035
Net income March 31, 2018	-	-	-	264,163	-	264,163
Balance, March 31, 2018	13,521,200	$135,213	$18,895,121	$(17,052,739)	$(14,950)	$1,962,645

401K contribution	111,288	1,113	91,667	-	-	92,780
Stock-based compensation expense	-	-	12,965	-	-	12,965
Net income June 30, 2018	-	-	-	14,104	-	14,104
Balance, June 30, 2018	13,632,488	$136,326	$18,999,753	$(17,038,635)	$(14,950)	$2,082,494

401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,192	-	-	27,192
Net income September 30, 2018	-	-	-	306,715	-	306,715
Balance, September 30, 2018	13,632,488	$136,326	$19,026,945	$(16,731,920)	$(14,950)	$2,416,401

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	29,375	-	-	29,375
Net income (loss) March 31, 2019	-	-	-	(36,135)	-	(36,135)
Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

401K contribution	98,189	982	92,605	-	-	93,587
Stock-based compensation expense	-	-	33,343	-	-	33,343
Net income (loss) June 30, 2019	-	-	-	(341,210)	-	(341,210)
Balance, June 30, 2019	13,735,177	$137,353	$19,210,938	$(16,987,639)	$(14,950)	$2,345,702

401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	35,031	-	-	35,031
Net income September 30, 2019	-	-	-	(293,675)	-	(293,675)
Balance, September 30, 2019	13,735,177	$137,353	$19,245,969	$(17,281,314)	$(14,950)	$2,087,058

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(671,021)	$584,982

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	197,356	210,502
(Gain) loss on exchange of precious metals	438	2,288
401K common stock contribution - non cash item	93,587	92,780
Stock based compensation	97,750	53,192
Changes in operating assets and liabilities:
Accounts receivable	162,072	(497,898)
Inventories, net	42,787	322,713
Other current assets	63,525	1,201
Other assets	8,870	13,246
Accounts payable and accrued liabilities	(27,378)	(483,067)
Contract liabilities	21,107	(69,225)
Total adjustments and changes	660,114	(354,268)
Net cash (used in) provided by operating activities	(10,907)	230,714

Cash flows from investing activities:
Capital expenditures	(291,320)	(130,075)
Purchase of precious metals	-	(875)
Net cash (used in) investing activities	(291,320)	(130,950)

Cash flows from financing activities:
Principal payments on notes payable-other	(71,017)	(9,308)
Net cash (used in) financing activities	(71,017)	(9,308)

Net (decrease) in cash and cash equivalents	(373,244)	90,456

Cash and cash equivalents at beginning of period	1,185,553	799,953

Cash and cash equivalents at end of period	$812,309	$890,409

Supplemental disclosure of cash flow information:
Interest paid	$119,556	$105,490
Income taxes paid	$-	$-
Significant non-cash activities:
Lease right-of-use asset	$819,622	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $15,000 at September 30, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,403,000 and $2,486,000 at September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(in thousands)
Raw materials	$1,256	$1,143
Work in process, including manufactured parts and components	1,190	1,389
Finished goods	527	484
	$2,973	$3,016

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

On the basis of this evaluation as of September 30, 2019, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax balance of $3,366.000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2019, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three and nine months ended September 30, 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition, 1,208,367 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and nine months ended September 30, 2018, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of diluted net income per share because their effect would have been antidilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(293,675)	13,735,177	$(0.02)	$306,715	13,627,888	$0.02
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	365,037	-
Diluted Income (Loss) Per Share:	$(293,675)	13,735,177	$(0.02)	$306,715	13,992,925	$0.02

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(671,021)	13,658,808	$(0.05)	$584,981	13,541,331	$0.04
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	380,285	-
Diluted Income (Loss) Per Share:	$(671,021)	13,658,808	$(0.05)	$584,981	13,921,616	$0.04

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 3.8% and 5.3% of revenue for the nine months ended September 30, 2019 and 2018, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 96.2% and 94.7% of revenue for the nine months ended September 30, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Aerospace & Defense	$749,225	$522,471	$2,768,786	$1,947,759
Process Control & Metrology	950,248	1,349,598	3,064,590	4,463,700
Laser Systems	361,817	324,115	971,089	1,202,034
Scientific / R&D	162,461	592,679	639,969	1,201,274
Total	$2,223,751	$2,788,863	$7,444,434	$8,814,767

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Transfer at point in time	$2,148,170	$2,630,850	$7,161,704	$8,350,606
Transfer over time	75,581	158,013	282,730	464,161
Total net sales	$2,223,751	$2,788,863	$7,444,434	$8,814,767

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at September 30, 2019 or 2018. At September 30, 2019 and 2018, the remaining revenue to be recognized from the long-term government contracts was $29,000 and $386,000, respectively.

On September 30, 2019, the Company had approximately $5.4 million of performance obligations, which is also referred to as backlog. Approximately 2.3% of the September 30, 2019 backlog is related to projects that will extend beyond September 30, 2020.

NOTE 3 - EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $35,031 and $27,192, respectively. The Company's results of operations for the nine months ended September 30, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $97,750 and $53,192, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$9,492	$7,599	$27,211	$14,695
Selling, general and administrative	25,539	19,593	70,539	38,497
Total stock-based compensation expense	$35,031	$27,192	$97,750	$53,192

As of September 30, 2019 and 2018, there were $231,066 and $207,725 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.96 years and 1.7 years, respectively.

There were 200,000 and 175,000 stock options granted during the nine months ended September 30, 2019 and 2018 respectively. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2019 and 2018:

	Nine months Ended
	September 30,
	2019	2018
Expected Dividend yield	-%	-%
Expected Volatility	125.13%	140.00%
Risk-free interest rate	2.83%	2.60%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine months ended September 30, 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2019	1,058,208	$0.64	5.58	$337,997
Granted	200,000	0.79
Exercised	-
Expired/Forfeited	(49,841)	1.20
Outstanding September 30, 2019	1,208,367	$0.61	6.79	$1,222,620

Exercisable at September 30, 2019	836,698	$0.57	4.92	$769,655

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2019:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2019	349,491	0.74
Granted	200,000	0.76
Vested	(172,822)	0.63
Forfeited	(5,000)	0.79
Non-Vested - September 30, 2019	371,669	0.80

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2018, in February 2019. Cash in the amount of $31,196 and 98,189 common shares of Inrad Optics, Inc. were contributed to the Plan in the second quarter of 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2018. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of September 30, 2019, the Company had accrued interest in the amount of $75,000 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$187	$258
Less current portion	(13)	(13)
Long-term debt, excluding current portion	$174	$245

NOTE 7 – LEASE AMENDMENT

The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.  The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, lease amendment. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during the nine months ended September 30, 2019, and is included in operating cash flows.

Operating lease costs were $0.1 million and $0.2 million during the three and nine months ended September 30, 2019.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of September 30, 2019:

Maturity of Lease Liability	(in thousands)
2019 (Remaining)	$77
2020	306
2021	306
2022	128
Total undiscounted operating lease payments	817

Less: imputed interest	(62)
Present value of operating lease liability	$755

Other Information
Remaining lease term (in months)	32
Discount rate for operating leases	5.80%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

Sales for the three months ended September 30, 2019, were $2.2 million, a decrease of 20.3%, or $0.6 million, compared to $2.8 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, sales were $7.4 million a decrease of 15.5%, or $1.4 million, compared to sales of $8.8 million for the nine month period ending September 30, 2018.

Sales to the defense/aerospace market increased by $0.2 million or 43.3% to $0.7 million in the three months ended September 30, 2019, compared to $0.5 million for the three months ended September 30, 2018. For the nine months ending September 30, 2019, sales to the defense/aerospace market increased $0.8 million, or 42.2%, to $2.8 million compared to sales of $1.9 million in the nine month period ending September 30, 2018. The significant increase is mainly attributable to increased demand for our products as military and defense spending has increased over the past year.

Process control and metrology (“PC&M”) sales were $1.0 million for the three months ended September 30, 2019, a decrease of $0.4 million, or 29.6%, from $1.4 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, sales were $3.1 million compared to $4.5 million for the year ago period, a decrease of $1.4 million or 31.3%. The continued reduction in demand for certain products in our PC&M market and the delayed delivery schedules from certain customers, particularly in the semi-conductor industry, has negatively impacted the sales for the three and nine months ended September 30, 2019, compared to September 30, 2018.

For the three months ended September 30, 2019, sales to customers in the laser systems market were $0.4 million, an increase of $0.1 million, or 11.6%, from $0.3 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, sales in the laser systems market were $1.0 million compared to sales of $1.2 million for the nine months ended September 30, 2018, a decline of $0.2 million or 19.2%. The increase in sales for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due to increases in shipments to several newer customers. The decrease in sales for the nine months ended September 30, 2019, compared to September 30, 2018, is due to the timing of delivery schedules to an international distributor and one large OEM, partially offset by increases in shipments to several newer customers.

Sales to customers in the Scientific/R&D market decreased by $0.4 million, or 72.6%, to $0.2 million for the three months ended September 30, 2019, compared to sales of $0.6 million for the three months ended September 30, 2018. Sales to customers in the Scientific/R&D market for the nine month period ending September 30, 2019, were $0.6 million, compared to $1.2 million, a decrease of $0.6 million or 46.7% for the nine month period ending September 30, 2018. The decrease for the quarter and nine months ending September 30, 2019, compared to the quarter and nine months ending September 30, 2018, is attributable to, in part, reduced revenue on a federal government R&D contract and reduced orders from one national lab.

For the three months ended September 30, 2019 and 2018, there were two customers each period that represented 10.0% or more of total sales. For the nine months ended September 30, 2019 and September 30, 2018, there were two customers that represented more than 10.0% of total sales in each period.

The Company’s top five customers represented 46.1% of sales in the three month period ended September 30, 2019, compared to 54.5% in the same period in 2018. For the nine month period ended September 30, 2019 and 2018, the Company’s top five customers represented 45.9% and 53.3% of sales, respectively.

Orders booked during the first nine months of 2019, totaled $6.7 million, compared to $8.6 million for the same period last year.

Order backlog at September 30, 2019 and 2018, was $5.4 million and $6.3 million, respectively. A significant portion of the year-over-year decrease in the order backlog is due to a delay in anticipated orders from several customers in the PC&M and Scientific/R&D markets.

Cost of Goods Sold

For the three months ended September 30, 2019 and 2018, cost of goods sold was $1.9 million, in each period, or 84.1% and 66.8% of total revenues, respectively. The impact of increased labor and service costs, as well as manufacturing overhead, resulted in an increase in costs of goods sold as a percentage of sales.

For the nine months ended September 30, 2019, cost of goods sold were $6.0 million, compared to $6.5 million, a decrease of $0.5 million or 7.1%, compared to the nine month period ending September 30, 2018. The decrease is largely due to the decrease in sales, partially offset by an increase in material costs and labor costs year over year reflecting the mix of sales for the Company’s products. As a percent of total revenues, cost of goods sold for the nine months ended September 30, 2019 and 2018, were 80.6% and 73.3% of total revenues respectively. The increase in cost of goods sold as a percentage of sales reflects the increase in material and labor costs due to the sales mix.

Gross profit for the three months ended September 30, 2019, was $0.4 million or 15.9% of sales, compared to $0.9 million or 33.2% in the same quarter last year. Gross profit for the nine months ended September 30, 2019, was $1.4 million, or 19.4% of sales, compared to $2.4 million or 26.7% of sales, the decline reflecting the reduction in total sales and the impact of the material and labor costs related to the sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three and nine months ended September 30, 2019, amounted to $0.6 million, or 27.3% of sales, and $2.0 million, or 26.9% of sales, compared to $0.6 million, or 20.8% of sales, and $1.6 million, or 18.7% of sales, respectively, for the same period a year ago. The increase in SG&A expenses reflects costs related to recruiting and increased staffing, increased travel and marketing expenses, and other administrative costs for the year to date period.

Income (Loss) from Operations

The Company incurred a net loss from operations of $0.3 million for the three months ended September 30, 2019, compared with operating income of $0.3 million in the three months ended September 30, 2018. The decrease in income primarily reflects the impact of the Company’s lower sales in the three months ended September 30, 2019, compared to the same period last year, coupled with an increase in the cost of goods sold and SG&A costs. The Company incurred a net loss from operations of $0.6 million for the nine months ended September 30, 2019, compared with operating income of $0.7 million for the nine months ended September 30, 2018. The decrease in operating income for year to date period reflects lower sales, combined an increase in certain SG&A costs.

Other Income and Expense

There was no significant change in net interest expense for the three months ended September 30, 2019, compared to the same period in 2018, as there was no significant change in the Company’s borrowing level. Net interest expense for the nine months ended September 30, 2019, compared to September 30, 2018, was $116,000 and $119,000, respectively. The decrease represents the lower overall outstanding debt balance.

Income Taxes

For the three months and nine months ended September 30, 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

For the three months and nine months ended September 30, 2018, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

Net Income (Loss)

The Company had a net loss of $0.3 million for the three months ended September 30, 2019, compared to a net income of $0.3 million for the three months ended September 30, 2018. The net loss primarily reflects the decrease in sales for the three months ended September 30, 2019, compared to the 2018 period, combined with the increase in costs of goods sold and SG&A expenses. For the nine months ended September 30, 2019, the Company incurred a net loss of $0.7 million, compared with net income of $0.6 million. Lower sales, combined with a less favorable product mix, higher related material costs and higher SG&A costs led to the decrease in net income.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt, and for capital expenditures.

As of September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $0.8 million and $1.2 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2019. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of September 30, 2019, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(11)	$230
Net cash (used in) investing activities	(291)	(131)
Net (used in) financing activities	(71)	(9)
Net (decrease) in cash and cash equivalents	$(373)	$(139)

Net cash used in operating activities was $11,000 for the nine months ended September 30, 2019, compared to net cash provided by operations of $230,000 in the same period last year. Net cash used in operating activities in the nine months ended September 30, 2019, resulted primarily from the net loss incurred for the period and a reduction in accounts receivable. The net cash provided by operating activities of $230,000 in the nine months ended September 30, 2018, resulted primarily from operating profits as well as reductions in accounts receivable, reductions in accounts payable and accrued liabilities, and lower contract liabilities.

Net cash used in investing activities was $291,000 during the nine months ended September 30, 2019, compared to $131,000 in the same period last year reflecting capital expenditures in both periods. Net cash used in financing activities during the nine months ended September 30, 2019 and 2018, relates to required principal payments.

Overall, cash and cash equivalents decreased by $373,000 for the nine months ended September 30, 2019 and increased $90,000 in the 2018 period.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least November 14, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Date: November 14, 2019