Form 10-K
period 2019-12-31
Inrad Optics, Inc.
filed 2020-03-30
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-11668

Inrad Optics, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2003247
State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)

181 Legrand Avenue, Northvale, NJ	07647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-767-1910

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b2 of the Exchange Act. (Check one):

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

Common Shares outstanding as of March 30, 2020 – 13,730,577 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Inrad Optics, Inc. (the “Company,” “Inrad,” or “we”), was incorporated in New Jersey in 1973. The Company develops, manufactures and markets products and services for use in photonics enabled industry sectors.

The Company is a vertically integrated manufacturer specializing in crystal-based optical components and devices, custom optical components from both glass and metal, and precision optical and opto-mechanical assemblies. Manufacturing capabilities include solution and high temperature crystal growth, extensive optical fabrication capabilities including precision diamond turning and the ability to handle large substrates, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology.

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

The Optical Components category is heavily focused on custom optics manufacturing. The Company specializes in high-end precision components and sub-assemblies. It develops, manufactures and delivers precision custom optics and thin film optical coating services through its Custom and Metal Optics operations. Glass, metal, and crystal substrates are processed using complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and optical coating services supplied are used in defense and aerospace electro-optical systems, inspection, laser, medical and process control systems.

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense and security EO systems, medical lasers and research and development applications by engineers within corporations.

The following table summarizes the Company’s net sales by product categories during the past two years. Laser Devices/Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2019		2018
Category (In thousands)	Net Sales	%	Net Sales	%
Optical Components	$8,796	87.9	$9,939	86.5
Laser Devices/Instrumentation	1,212	12.1	1,550	13.5
Total	$10,008	100.0	$11,489	100.0

Products Manufactured by the Company

Optical Components

a)       Custom Optics and Optical Coating Services

Manufacturing of high-performance custom optics is a major product area for Inrad Optics and is addressed in the marketplace by the Company’s Custom and Metal Optics product lines.

The Custom Optics product line focuses on products manufactured to specific customer requirements. It specializes in the manufacture of optical components, optical coatings (ultra-violet wavelengths through infra-red wavelengths) and subassemblies for the aerospace, industrial medical marketplace and military. Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, germanium, magnesium fluoride, quartz, silicon, zinc selenide, and zinc sulfide. Components consist of cavity optics for lasers, large form factor transmission flats, optical windows for airborne applications, multi-element optical assemblies, lenses, mirrors, polarizing optics, prisms, wave plates, and x-ray monochromators.

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

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium, and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of arc-second accuracy polygons, diamond machined precision aspheric, large and small metal mirrors, low RMS surface finish polished mirrors, planar mirrors, reflective Porro prisms, and thermally stable optical mirrors. Plating specialties include void-free gold and electroless nickel.

b)        UV Filter Optical Components

This product line consists of crystals and crystal devices including UV filter materials of both patented and proprietary formulations with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors.

Laser Devices/Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments. In addition to the filter materials used in the UV Filter Optical components described above, current materials produced include beta barium borate (BBO), lithium niobate, potassium dideuterium phosphate, potassium dihydrogen phosphate, Stilbene, and zinc germanium diphosphide. Applications for these materials include defense, homeland security, industrial processing lasers and surgical lasers.

The Crystals and Devices team is also engaged in ongoing research and development efforts to develop new materials for evolving applications. Some of the major products produced for the photonics marketplace include:

a)       Crystal Components

The Company grows and fabricates electro-optic and nonlinear crystal devices for altering the intensity, polarization or wavelength of a laser beam. Other crystal components, produced as part of the Crystals and Devices product line, are used in laser research, in commercial laser systems and in detection of fast neutrons.

b)       Pockels Cells and Drivers

A line of Pockels cells and associated electronics is manufactured for sale in multiple market sectors. Pockels cells are devices that include one or more crystal components and are used in applications that require fast switching of the polarization direction of a beam of light. These uses include Q-switching of laser cavities to generate pulsed laser light, coupling light into and out from regenerative amplifiers, and light intensity modulation. These devices are sold to medical and industrial laser original equipment manufacturers (“OEM”), research institutes and laser system design engineers.

Sales by Market

The photonics industry serves a broad, fragmented, and expanding set of markets. As technologies are discovered, developed, and commercialized, the applications for photonic systems and devices, and the components embedded within those devices, expand across traditional market boundaries. While a significant part of the Company’s business remains firmly in the process control and metrology and defense and aerospace markets, other markets served include OEM manufacturers in the medical and industrial laser market, university research institutes and national labs worldwide. Scanning, detection and imaging technologies for homeland security and surface inspection also provide opportunities for the Company and these sectors are expected to continue to account for potential future growth and demand for our products and capabilities.

In 2019 and 2018, the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2019		2018
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,710	37.0	$2,585	22.5
Process Control & Metrology	4,189	41.9	5,891	51.3
Laser Systems	1,212	12.1	1,550	13.5
Scientific / R&D	897	9.0	1,463	12.7
Total	$10,008	100.0	$11,489	100.0

Aerospace & Defense

This market consists of sales to OEM defense electro-optical systems and subsystems manufacturers, U.S. based prime defense contractors, and direct sales to governments where the products have the same end-use.

End-use applications for the Company’s products in the aerospace and defense sector include military laser systems, military electro-optical systems, satellite-based systems, and missile warning sensors and systems that protect aircraft. The dollar volume of shipments of product within this sector depends in large measure on the U.S. Defense Department budget and its priorities, that of foreign governments, the timing of their release of contracts to their prime equipment and systems contractors, and the timing of competitive awards from this customer community to the Company.

Sales in the aerospace and defense market represented approximately 37.0% and 22.5% of sales in 2019 and 2018, respectively. Sales increased by approximately $1.1 million or 43.5% from 2018. The increase in military and defense spending resulted in increase in demand for our products in 2019.

The Company believes that the aerospace and defense sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor wafer inspection, nanoscale surface defect analysis, and optical sensing systems

Sales in the Process Control and Metrology (PC&M) market decreased by $1.7 million, or 28.9% in 2019, compared to 2018 and represented 41.9% of sales compared to 51.3% in the prior year. Decreased demand for critical components in the semiconductor capital equipment market negatively impacted sales in 2019. The reduced demand and delayed delivery schedules from two OEM customers resulted in the decrease in 2019, while an increase in bookings in late 2017 and early 2018 to two OEM customers resulted the strong shipments in 2018.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued growth opportunities which match its capabilities in precision optics, crystal products, and monochromators.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers, which the Company serves as an OEM supplier of standard and custom optical components and laser accessories. The Company also serves a number of smaller customers in other niche markets and international distributors.

Sales in this market were 12.1% of sales in 2019, compared to 13.5% in 2018. The decrease of $0.3 million, or 21.8%, from the prior year was due to cancelation of orders from one international customer.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that same market internationally. Sales to customers within the Scientific / R&D market consist primarily of x-ray monochromators, non-linear crystals for laser research, and Pockels cells. Sales in 2019 decreased by $0.6 million, or 38.4%, and as a percentage of total sales decreased from 12.7% to 9.0% in 2019. Reduced revenue on a federal government contract, combined with reduced orders from a national lab, led to the decline in revenue.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2019, the Company’s sales to its top three customers accounted for 39.2% of sales. These customers included a US based defense contractor of electro-optical systems for U.S. and foreign governments and two OEM manufacturers of process control and metrology equipment. These customers represented 18.5%, 14.7%, and 6.1% of total sales during the year, respectively. Two of those same customers represented 12.9% and 22.3% of sales in 2018.

Sales to the Company’s top five customers represented approximately 47.2% and 56.1% of sales, in 2019 and 2018, respectively.   All these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 31.9%, and 40.0% of product sales in 2019 and 2018, respectively.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time. In such cases, the Company negotiates to obtain firm price commitments, as well as cash advances from its customers for the purchase of the materials necessary to fulfill the order.

Marketing and Business Development

The Company markets its products domestically, through the coordinated efforts of the sales, marketing and customer service team.

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

Sales and marketing efforts are coordinated by the Vice President, Sales and Marketing, to promote our product lines through various means including, participation in trade shows, internet-based marketing, media and non-media advertising and promotions, and management of international sales representatives and distributors.

Backlog

The Company’s order backlog at December 31, 2019, was $5.1 million. The Company’s order backlog as of December 31, 2018 was $6.5 million.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2020. However, our backlog at any given date may consist of orders with delivery schedules that extend beyond 12 months into the future.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Our optical components manufacturing capabilities offer unique solutions designed for highly specialized applications. We are an industry leader in supplying bent crystal analyzers used in x-ray photoelectron spectroscopy, synchrotron beamline focusing, and plasma diagnostics in controlled nuclear fusion research facilities. We are a leading supplier of large precision flats produced in volume for semiconductor defect inspection tools and metrology systems. We have a broad range of materials expertise to produce products across the spectrum from the ultraviolet to the far infrared. Specialized custom optical and opto-mechanical components that we produce are used in military imaging platforms and early warning missile sensing systems. By utilizing a team of scientists, engineers, and manufacturing experts we believe we have a competitive advantage over traditional optical component manufacturers.

The Laser Devices/Instrumentation products have the advantage of vertical integration within our facility that includes crystal growth, fabrication, and design and assembly of instrumentation. Our crystals and devices are used in critical laser applications such as laser surgery, quantum technology, and scientific research. We are a sole supplier of Stilbene scintillation crystals to the nuclear science and radiation detection community and produce associated instrumentation. We believe our vertical integration provides best in class control of quality, delivery, and traceability in our products and allows us to respond quickly to market trends and newly innovative demands from our customers.

Although price is a principal factor in many product categories, competition is also based on product design, performance, customer confidence, quality, delivery, and customer service.  Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Competitors for our custom optical components used in military and process control applications include several large publicly traded, broad capability, photonics companies.  There is also competition from a range of smaller niche businesses catering to a limited set of product offerings.  In metal optics, we have competition for mirrors used in aerospace telescopes and EO/IR modules from large and well-capitalized public companies.  Our laser devices compete with several small and midsize companies both in the U.S., as well as Asia and Europe. There is also limited competition from commodity supply chain optics value added resellers.

Employees

As of the close of business on March 27, 2020, the Company had 58 full-time employees.

Patents and Licenses

The Company mainly relies on its manufacturing and technological expertise, know-how, and trade secrets in addition to its exclusive license patent, to maintain its competitive position in the industry. The Company takes precautionary and protective measures to safeguard its technical design and manufacturing processes. The Company executes nondisclosure agreements with its employees and, where appropriate, with its customers, suppliers, and other associates.

Regulation

Foreign sales of certain of the Company’s products to certain countries may require export licenses from the United States Department of Commerce and/or Department of State. Such licenses are obtained when required. All requested export licenses of Inrad Optics products have been granted or deemed not-required.

International Traffic in Arms Regulations (“ITAR”) governs much of the Company’s domestic defense sector business, and the Company is capable of handling its customers’ technical information under these regulations. Inrad Optics, Inc. is registered with the United States Department of State Directorate of Defense Trade Controls, and utilizes a supplier base of similarly registered companies.

There are no other federal regulations or any unusual state regulations that directly affect the sale of the Company’s products other than those environmental compliance regulations that generally affect companies engaged in manufacturing operations in New Jersey.

Availability of Reports

Our principal executive offices are located at 181 Legrand Avenue, Northvale, N.J. 07647, which also houses our manufacturing operations. Our telephone number is 201-767-1910, and our corporate website address is www.inradoptics.com. We include our website address in this annual report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The information on our website is not incorporated by reference in this annual report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as well as other documents we file with the Securities and Exchange Commission, are available free of charge on our web site at www.inradoptics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”) (www.sec.gov). We will also provide electronic or paper copies of such reports free of charge upon request made to our Corporate Secretary.

Item 1A.	Risk Factors

The Company cautions investors that its performance (and, therefore, any forward looking statement) is subject to risks and uncertainties. The risks described below are those we currently consider to be material. However, there may be other risks, which we now consider immaterial, or which are unknown or unpredictable, with respect to our business, the markets in which we operate, our competition, the regulatory environment or otherwise that could have a material adverse effect on our business, financial condition, or results of operations.

a)	The Company has history of losses

We recorded a net loss of $0.8 million for the year ended December 31, 2019. We had net income in 2018 of $0.7 million, and a net loss of $0.6 million in 2017. Our history of losses has had an adverse effect on our working capital, total assets, and shareholders’ equity. We are unable to predict, with certainty, whether we will be profitable after 2019, and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations, and cash flows.

b)	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $2.7 million, as well as, to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

c)	The Company has exposure to Government Markets

Sales to customers in the defense industry represent a significant part of our business. These customers in turn generally contract with government agencies. Most governmental programs are subject to funding approval through congressional appropriations which can be modified or terminated without warning upon the determination of a legislative or administrative body. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government which could reduce available funding for most federal agencies, including the Department of Defense. It is difficult to assess how this may impact our defense industry customers and the business we do with them in the future. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations, or financial condition.

d)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2019, five customer accounts represented approximately 47.2% of total revenues and two of these customers each accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, or financial condition.

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

g)	The Company’s business success depends on its ability to recruit and retain key personnel

The Company depends on the expertise, experience, and continuing services of certain scientists, engineers, production and management personnel, and on the Company’s ability to recruit additional personnel. There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s efforts to do so. The loss of services of the Company’s key personnel could have a material adverse effect on its business, results of operations, or financial condition.

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

The Company encounters substantial competition from other companies positioned to serve the same market sectors. Some competitors may have financial, technical, capacity, marketing or other resources more extensive than ours, or may be able to respond more quickly than the Company to new or emerging technologies and other competitive pressures. Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower prices than the Company. The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations, or financial condition.

k)	The Company may not be able to fully protect its intellectual property

The Company currently holds one patent for a material applicable to an important product, but does not in general rely on patents to protect its products or manufacturing processes. The Company generally relies on a combination of trade secrets and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology. In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company’s rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations, or financial condition.

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

m)	A pandemic, epidemic or outbreak of an infectious disease in the United States and globally may adversely affect our business.

A pandemic, epidemic or outbreak of an infectious disease occurring in the United States and/or worldwide, may adversely affect production. On March 11, 2020, the World Health Organization declared the COVID-19 virus a pandemic. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our production activities or our supply chain. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver timely basis or at all. In addition federal, state, and local governments may curtail and restrict business activities, as well as the ability for our employees to work. Such events may result in a period of business disruption, and in reduced operations, which could materially affect our business, financial condition and results of operations. The extent to which the recent global coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The Company is currently working to enhance its business continuity plans to include measures to protect our employees in the event of infection in our offices and production facility, or in response to potential mandatory quarantines.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Administrative, engineering, and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey. The lease for the Northvale facility was renewed for a term of three years from June 1, 2019 to May 31, 2022, along with an option to renew the lease for three additional one-year terms running through May 31, 2025, at substantially the same terms. We believe that our existing facility is adequate to meet current and future projected production needs.

Item 3.	Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a)       Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Pink Sheets under the symbol “INRD.”

b)       Shareholders

As of March 27, 2020, there were approximately 123 shareholders of record of our Common Stock based on the `Shareholders’ Listing provided by the Company’s transfer agent. As of the same date, the Company estimates there are an additional 240 beneficial shareholders.

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

The following selected statement of operations data for the years ended December 31, 2019 and 2018, is derived from our audited financial statements included within this Annual Report.

	As of December 31, or
	For the Year Ended December 31,
	(in thousands, except share and per share data)
	2019	2018	2017	2016	2015

Revenues	$10,008	$11,489	$9,859	$9,767	$10,492

Net (loss) income	(776)	707	(683)	(605)	(480)

Earnings (loss) per share
Basic (loss) earnings per share	(0.06)	0.05	(0.05)	(0.05)	(0.04)
Diluted (loss) earnings per share	(0.06)	0.05	(0.05)	(0.05)	(0.04)

Weighted average shares
Basic	13,672,235	13,561,207	13,357,622	12,926,471	12,570,867
Diluted	13,672,235	13,930,708	13,357,622	12,926,471	12,570,867

Total assets	7,135	6,932	6,543	6,735	7,075
Long-term obligations	3,082	2,745	2,758	2,771	2,879
Shareholders’ equity	2,017	2,567	1,685	2,182	2,622

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the related disclosure. The Company believes that the following summarizes critical accounting policies that require significant judgments and estimates in the preparation of the Company’s consolidated financial statements:

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

The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow moving, or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

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

Leases

The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company must determine if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.  The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2019	2018
Revenues:
Product sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.1	73.0
Gross profit margin	19.9	27.0
Selling, general and administrative expenses	26.1	19.4
Operating (loss) income	(6.2)	7.5
Net (loss) income	(7.6)	6.1

Revenues

Sales were $10.0 million in 2019, a decrease of 12.8% or $1.5 million, compared to $11.5 million in 2018.

Sales to the defense and aerospace market in 2019 increased 43.5% to $3.7 million from $2.6 million in 2018, representing 37.0% and 22.5% of total sales, respectively. The increase in military and defense spending has resulted in stronger demand for our products in 2019.

Sales in the process control and metrology market decreased to $4.2 million in 2019, from $5.9 million in 2018, down $1.7 million, or 28.9%. These sales represented 41.9% and 51.3% of total sales in 2019 and 2018, respectively. Decreased demand for critical components in the semiconductor capital equipment market negatively impacted sales in 2019. The reduced demand and delayed delivery schedules from two OEM customers resulted in the decrease in 2019.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $1.2 million in 2019 and $1.6 million in 2018. Overall, sales of laser devices and related products represented 12.1% of revenues in 2019, a decrease of $0.3 million or 21.8%. The decrease in 2019 was due to the cancelation of orders from one international customer.

Sales to customers within the Scientific / R&D market decreased in 2019 to $0.9 million, from $1.5 million in 2018. This 38.4% decrease is mainly due to reduced revenue on a federal government contract, combined with reduced orders from a national lab. As a percentage of total sales, this market represented 9.0% and 12.7% of total sales in 2019 and 2018, respectively.

Bookings

The Company booked new orders totaling approximately $8.8 million in 2019, net of $242,000 in cancelation of orders from an international customer. The Company’s backlog as of December 31, 2019, was $5.1 million, compared to $6.5 million as of December 31, 2018.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales increased to 80.0% in 2019, compared to 73.0% for the year ended December 31, 2018, or 4.4%.

The cost of goods sold in 2019 was $8.0 million compared to $8.4 million in 2018, a decrease of $0.4 million mainly attributable to the decrease in sales, coupled with a change in sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2,614,000 in 2019, compared to $2,234,000 in 2018, an increase of $380,000 or 17%. The increase is attributable to increased SG&A salaries, wages and associated benefits of approximately $223,000, due to investments in our Sales group and other sales and marketing related expenses as planned.

As a percentage of sales, SG&A was 26.1% of sales in 2019, compared to 19.4% in 2018, primarily due to higher sales in 2018.

Operating Income (Loss)

The Company had an operating loss of $622,000 in 2019, compared to operating income of $867,000 in 2018.

Other Income and Expenses

Net interest expense was $154,000 in 2019, a slight decrease from $159,000 in 2018.

Income Taxes

In 2019 and 2018, the Company did not record a current provision for either state tax or federal alternative minimum tax due to carry forward losses incurred in prior years for both income tax and financial reporting purposes.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss of $776,000 in 2019, compared to net income of $707,000 in 2018.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures, and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2019 and December 31, 2018, cash and cash equivalents were $951,000 and $1,186,000, respectively.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021, from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024.

The Company paid $112,500 and $187,500 for interest on the subordinated convertible promissory notes in 2019 and 2018, respectively. Accrued interest of $112,500 and $75,000 is included in Accounts payable and accrued liabilities as of December 31, 2019 and 2018, respectively.

In total, the Company paid $121,000 and $198,000 of interest in 2019 and 2018, respectively on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

In 2019 and 2018, the Company had capital expenditures of $310,000 and $154,000, respectively. The increase in capital spending reflects the Company’s investment in upgrades to our large diamond turning center, our in-process metrology capabilities, and the installation of a new redundant power system to support our crystal growth and IT infrastructure.

The Company had a net decrease in cash of $235,000 for the twelve months ended December 31, 2019 compared to a net increase in cash of $386,000 for the twelve months ended December 31, 2018.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years Ended
	December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$150	$552
Capital expenditures and purchase of precious metals	(310)	(155)
Principal payments on debt obligations	(75)	(12)

Overview of Financial Condition

The Company recorded a net loss of $776,000 for the twelve months ended December 31, 2019, compared to net income of $707,000 in the same period last year. The Company’s cash and cash equivalents decreased to $951,000 at December 31, 2019, from $1,186,000 at December 31, 2018.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2021.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2019 (in thousands):

		Less than		4-5	Greater
Contractual Obligations	Total	1 Year	1-3 Years	Years	Than 5

Convertible notes payable, including interest	$2,988	$150	$2,838	$-	$-
Notes payable-other, including interest	220	23	69	46	82
Total contractual cash obligations	$3,208	$173	$2,907	$46	$82

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2019 and 2018.

Impact of COVID-19 to Operations

The impacts of the global emergence of COVID-19 on our business and financial results are currently unknown.  We are conducting business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. While our operations are considered essential business under the Executive Orders of New Jersey’s Governor, we cannot predict what further actions may be required by federal, state, or local authorities. Nor can we predict what actions these mandates may have on our customers and suppliers. We will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2019 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2019.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on Page 19.

(a) (2) Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 19. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Note dated March 9, 2018, held by Clarex, Ltd.*
4.3	Note dated March 9, 2018, held by Welland, Ltd.*
4.4	Description of Securities*
10.2	2010 Equity Compensation Program (incorporated by reference to Exhibit B to the Company’s Proxy Statement for the 2010 Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2010)
10.3	Proposal to Renew and Extend Lease dated June 1, 2015, between Inrad Optics, Inc. (“Tenant”) and S & R Costa Realty, LLP (“Landlord”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)
10.4	Amendment and Extension of Lease, dated July 8, 2019, by and between V&R Costa Management, LLC, and Inrad Optics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 30. 2020
Jan M. Winston

/s/ William J. Foote	Director	March 30. 2020
William J. Foote

/s/ Luke P. LaValle, Jr.	Director	March 30. 2020
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 30. 2020
Dennis G. Romao

/s/ N.E. Rick Strandlund	Director	March 30. 2020
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 30. 2020
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Theresa A. Balog	Chief Financial Officer, Secretary, and Treasurer	March 30. 2020
Theresa A. Balog	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

New York, New York

March 30, 2020

INRAD OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$950,705	$1,185,553
Accounts receivable (net of allowance for doubtful accounts of $15,000)	1,233,081	1,296,487
Inventories, net	2,834,107	3,015,883
Other current assets	141,339	180,893
Total current assets	5,159,232	5,678,816

Plant and equipment:
Plant and equipment, at cost	14,990,773	14,696,966
Less: Accumulated depreciation and amortization	(14,309,992)	(14,069,880)
Total plant and equipment	680,781	627,086
Precious metals	561,910	562,347
Lease right-of-use, net	688,746	-
Other assets	44,577	64,176
Total Assets	$7,135,246	$6,932,425

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,044	$12,960
Accounts payable and accrued liabilities	978,184	835,015
Contract liabilities	768,243	772,927
Current portion of lease obligation	273,369	-
Total current liabilities	2,035,840	1,620,902

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	166,763	244,781
Lease obligation, net of current portion	415,377	-
Total liabilities	5,117,980	4,365,683

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,735,177 shares
issued at December 31, 2019, and 13,636,988 shares issued at December 31, 2018	137,353	136,371
Capital in excess of par value	19,281,255	19,055,615
Accumulated deficit	(17,386,392)	(16,610,294)
	2,032,216	2,581,692
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	2,017,266	2,566,742
Total Liabilities and shareholders' equity	$7,135,246	$6,932,425

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Total revenue	$10,007,655	$11,488,727

Cost and expenses:
Cost of goods sold	8,015,148	8,387,527
Selling, general and administrative expenses	2,614,229	2,233,760
	10,629,377	10,621,287

(Loss) income from operations	(621,722)	867,440
Other expense:
Interest expense-net	(153,938)	(158,544)
Loss on exchange of precious metals	(438)	(2,288)
	(154,376)	(160,832)

(Loss) income before income taxes	(776,098)	706,608

Income tax (provision) benefit	-	-

Net (loss) income	$(776,098)	$706,608

Net (loss) income per common share - basic	$(0.06)	$0.05

Net (loss) income per common share - diluted	$(0.06)	$0.05

Weighted average shares outstanding - basic	13,672,235	13,561,207

Weighted average shares outstanding - diluted	13,672,235	13,930,708

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance - January 1, 2018	13,521,200	$135,213	$18,882,086	$(17,316,902)	$(14,950)	$1,685,447
401K contribution	111,288	1,113	91,668	-	-	92,781
Common stock issued on exercise of options	4,500	45	1,343	-	-	1,388
Stock-based compensation expense	-	-	80,518	-	-	80,518
Net income December 31, 2018	-	-	-	706,608	-	706,608
Balance - December 31, 2018	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	98,189	982	92,605	-	-	93,587
Stock-based compensation expense	-	-	133,035	-	-	133,035
Net income (loss) December 31, 2019	-	-	-	(776,098)	-	(776,098)
Balance - December 31, 2019	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(776,098)	$706,608

Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities
Depreciation and amortization	267,098	278,173
401(k) common stock contribution - non cash item	93,587	92,780
Loss on exchange of precious metals	438	2,288
Stock based compensation	133,035	80,518
Change in inventory reserve	2,910	39,003
Changes in operating assets and liabilities:
Accounts receivable	63,406	(262,088)
Inventories	178,866	141,115
Other current assets	39,554	(52,993)
Other assets	8,872	5,466
Accounts payable and accrued liabilities	30,668	(419,643)
Customer advances	(4,684)	(96,750)
Accrued interest in related party note payable	112,500	37,500
Total adjustments and changes	926,250	(154,631)
Net cash (used in) provided by operating activities	150,152	551,977

Cash flows from investing activities:
Capital expenditures	(310,066)	(154,407)
Purchase of precious metals	-	(875)
Net cash (used in) investing activities	(310,066)	(155,282)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	1,388
Principal payments on notes payable-other	(74,934)	(12,483)
Net cash (used in) financing activities	(74,934)	(11,095)

Net increase (decrease) in cash and cash equivalents	(234,848)	385,600

Cash and cash equivalents at beginning of period	1,185,553	799,953

Cash and cash equivalents at end of period	$950,705	$1,185,553

Supplemental disclosure of cash flow information:
Interest paid	$158,906	$197,581
Income taxes paid	$-	$-
Significant non-cash activities:
Lease right-of-use asset	$819,612	$-
Exchange of precious metals	$400	$2,000

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2019

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

As of December 31, 2019, the Company had working capital of $3.1 million and cash and cash equivalents of $1.0 million. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2021.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2016 and state or local income tax examinations by tax authorities for the years before 2016.

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

The Company adopted the provisions of ASU 2014-09, “Revenues from Contracts with Customers (ASC 606)” on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e. point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e. over time). See Note 2.

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

Advertising costs included in selling, general and administrative expenses were $45,000 and $25,000 for the years ended December 31, 2019 and 2018, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2019, the Company had three customers who had sales representing 18.5%, 14.7% and 6.1% of total revenues. In 2018, the Company’s three top customers had sales representing 22.3%, 12.9% and 9.4% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

Long-lived assets may be measured at fair value if such assets are held for sale or if there is a determination that the asset is impaired. Management’s determination of fair value, although highly subjective, is based on the best information available, including internal projections of future earnings and cash flows discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets, broker quotes and independent appraisals, as appropriate.

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

In January 2017, the FASB issued guidance which clarifies the definition of a business and provides revised criteria and a framework to determine whether an integrated set of assets and activities is a business. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new guidance on January 1, 2018, as required, with no impact on the Company’s consolidated financial statements upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2022, with earlier application permitted in 2019. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), and subsequently issued updates as part of ASU 2018-11, “Leases, Targeted Improvements.” The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted ASC 842, effective January 1, 2019. The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019, and accordingly recorded an initial right-of-use asset of $0.8 million. See Note 11a. Lease Commitments. The adoption of ASU 842 and ASU 2018-11 did not have a material impact on the Company’s statements of operations or cash flows.

 In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Shared-Based Payment Accounting. The ASU update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption did not have a material impact on its financial statements and related disclosures.

2.	Revenue

	For the years ended
	December 31,
	2019	2018
	(in thousands)
Aerospace & Defense	$3,710	$2,585
Process Control & Metrology	4,189	5,891
Laser Systems	1,212	1,550
Scientific / R&D	897	1,463
Total	$10,008	$11,489

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 3.1% and 5.0% of revenue for 2019 and 2018, respectively. Revenue under these long-term government contracts are generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 96.9% and 95.0% of revenue for 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

Net sales by timing to transfers of goods and services is as follows:

	For the years ended
	December 31,
	2019	2018
	(in thousands)
Transfer at point in time	$9,696	$10,915
Transfer over time	312	574
Total net sales	$10,008	$11,489

3.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2,489,000 for 2019 and $2,486,000 for 2018:

	December 31,
	2019	2018
	(in thousands)
Raw materials	$1,248	$1,143
Work in process, including manufactured parts and components	1,090	1,389
Finished goods	496	484
	$2,834	$3,016

4.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2019	2018
	(In thousands)
Office and computer equipment	$1,345	$1,352
Machinery and equipment	11,334	11,062
Leasehold improvements	2,312	2,283
	14,991	14,697
Less accumulated depreciation and amortization	(14,310)	(14,070)
	$681	$627

Depreciation expense recorded by the Company totaled approximately $256,000 and $240,000 for 2019 and 2018, respectively. Fully depreciated assets of $16,000 and $184,000 were written off in 2019 and 2018, respectively.

The Company evaluates its property and equipment for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2019, its long-lived assets were not impaired.

5.	Related Party Transactions

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021, from April 1, 2019. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022, to April 1, 2024.

The Company paid $112,500 and $187,500 for interest on the notes in 2019 and 2018, respectively. Accrued interest of $112,500 and $75,000 is included in Accounts payable and accrued liabilities as of December 31, 2019 and 2018, respectively.

6.	Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2019	2018
	(in thousands)
U.S. Small Business Administration term note payable in
equal monthly installments of $1,922 and bearing an
interest rate of 4.0% and expiring in July 2029.	$183	$258
Less current portion	(16)	(13)
Long-term debt, excluding current portion	$167	$245

Other Long-Term Notes mature as follows:

Year ending December 31:	(In thousands)
2020	$16
2021	17
2022	17
2023	18
2024	19
Thereafter	96
$183

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2019	2018

Trade accounts payable and accrued purchases	$507	$399
Accrued payroll	133	114
Accrued 401K company matching contribution	114	125
Accrued expenses – other	224	197
	$978	$835

8.	Income Taxes

The Company did not record a current provision for either state tax or federal tax due to losses incurred for both income tax and financial reporting purposes.

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2019	2018
Federal statutory rate	(21)%	21%
State statutory rate	(9)	9
Reduction in State rate due to tax rate change	-	(24)
Change in Valuation Allowance	2	(8)
Permanent Differences	14	2
Other	14	-
Effective income tax rate	-%	-%

At December 31, 2019 and 2018, the Company had estimated Federal net operating loss carry forwards of approximately $9.3 million and $8.7 million, respectively, and state net operating loss carry forwards of approximately $5.8 million and $5.2 million, respectively. The 2019 and 2018 net operating loss carryforwards have no expiration dates.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (based on the risk free interest rate) of the fair market value of the Company at the time of any such ownership change. The Company has not prepared an analysis of ownership changes, but does not believe that a greater than 50% change of ownership has occurred and such limitations would not apply to the Company.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Act eliminates alternative minimum taxes and lowers the U.S. federal corporate income tax from 34% to 21% effective January 1, 2018.

Deferred tax assets (liabilities) are comprised of the following:

	Years Ended
	December 31,
	2019	2018
Account receivable reserves	$4	$4
Inventory reserves	697	746
Inventory capitalization	89	102
Depreciation	252	312
Loss carry forwards	2,332	2,229
Gross deferred tax assets	3,374	3,393
Valuation allowance	(3,374)	(3,393)
Net deferred tax asset	$—	—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2019 and 2018, the valuation allowance was decreased by $19,000 and $59,000, respectively. The company concluded it was more likely than not that it would not be able to realize any portion of the benefit on the deferred tax assets and the valuation allowance was adjusted to provide a full valuation against the deferred tax assets.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2016.

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

The Company’s 2010 Equity Compensation Program provides for grants of options, stock appreciation rights and restricted stock awards to employees, officers, directors, and others who render services to the Company. The Program is comprised of four parts including: (i) the Incentive Stock Option Plan which provides for grants of “incentive stock options,” (ii) the Supplemental Stock Option Plan which provides for grants of stock options that shall not be “incentive stock options,” (iii) the Stock Appreciation Rights Plan which allows the granting of stock appreciation rights and, (iv) the Restricted Stock Award Plan which provides for the granting of restrictive shares of Common Stock and restricted stock units. The plan is administered by the Compensation Committee of the Board of Directors. Under this plan, an aggregate of up to 4,000,000 shares of common stock may be granted.

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

The Company's results for the years ended December 31, 2019 and 2018, include stock-based compensation expense for stock option grants totaling $133,000 and $80,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($37,000 for 2019 and $22,000 for 2018), and selling, general and administrative expenses ($96,000 for 2019 and $58,000 for 2018).

As of December 31, 2019 and 2018, there were $199,000 and $180,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.89 years and 1.4 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2019 and 2018, was $0.76 and $0.98, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2019 and 2018:

	Years Ended
	December 31,
	2019	2018
Expected Dividend yield	—%	—%
Expected Volatility	126.86%	140.00%
Risk-free interest rate	2.90%	2.60%
Expected term	10 years	10 years

d.	Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2019 and 2018, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value(a)

Outstanding January 1, 2018	903,008	$0.58	5.2	$648,410
Granted	175,000	1.00
Exercised	(4,500)	0.31
Expired/Forfeited	(15,300)	0.98
Outstanding December 31, 2018 (b)	1,058,208	$0.64	5.58	$337,997
Granted	200,000	0.79
Exercised	—
Expired/Forfeited	(110,941)	1.05
Outstanding December 31, 2019 (b)	1,147,267	$0.63	6.29	$718,840

Exercisable at December 31, 2019	775,598	$0.54	4.51	$445,173

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2019, exceeds the exercise prices of the respective options.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2019.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2019:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2019	349,491	0.74
Granted	200,000	0.76
Vested	(171,156)	0.64
Forfeited	(6,666)	0.59
Non-Vested - December 31, 2019	371,669	0.80

The total weighted average grant date fair value of options vested during the years ended December 31, 2019 and 2018, was $109,000 and $62,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	402,167	5.15	$0.29	402,167	$0.29
$0.50 - $1.00	730,100	6.37	$0.80	373,431	$0.80
$1.50 - $1.80	15,000	9.50	$1.80	—	$—

10.	Net (Loss) Income per Share

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

For the year ended December 31, 2019, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 1,147,267 common stock equivalents related to outstanding options, in addition to 2,500,000 common shares issuable upon conversion of outstanding convertible notes and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes.

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

11.	Commitments and Contingencies
a.	Lease commitments

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

An initial right-of-use asset of approximately $800,000 was recognized as a non-cash asset addition with the signing of the July 8, 2019, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $179,000 during the year ended December 31 2019, and is included in operating cash flows.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating lease as of December 31, 2019:

Maturity of Lease Liability	(in thousands)
2020	$306
2021	306
2022	128
Total undiscounted operating lease payments	740

Less: imputed interest	(51)
Present value of operating lease liability	$689

Other Information
Remaining lease term (in months)	29
Discount rate for operating leases	5.80%

The Company’s total rent expense for the year ended December 31, 2019 and 2018, was $300,000 and $290,000, respectively.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $90,000 in 2019 and $94,000 in 2018.

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

In 2019, the Company’s 401(k) matching contribution for employees was $124,355. This will be funded by way of a contribution of 89,751 shares of the Company’s common stock, which will be issued to the Plan in April, 2020. In 2018, the Company’s 401(k) matching contribution for employees was $124,783. This was funded by way of cash contribution of $31,000 and a contribution of 98,189 shares of the Company’s common stock, which were issued to the Plan in June, 2019. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) Plan administrator.

12.	Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia and Japan, amounted to approximately 31.9% and 40% of product sales in 2019 and 2018, respectively.

The Company had sales to three major customers which accounted for approximately 39.2% of sales in 2019. One customer, a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments accounted for 18.5% of 2019 sales. The two other customers included two foreign-based manufacturers of process control and metrology equipment whose sales represented 14.7% and 6.1% of sales, respectively. For 2018, the top three customers represented 22.3%, 12.9% and 9.4% respectively.

During the past two years, sales to the Company’s top five customers represented approximately 47.2% and 56.1% of sales, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

13.	Shareholders’ Equity
a.	Common shares reserved at December 31, 2019, are as follows:

2010 Equity compensation plan	4,000,000
2000 Equity compensation plan	80,341
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,455,341

b.	Warrants

The Company had no outstanding warrants as of December 31, 2019 and 2018.

14.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2019, due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2.3 million compared to its carrying amount of $2.7 million as of December 31, 2019.

15.	Subsequent Event

On March 11, 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) a pandemic. While the Company has taken steps to protect our employees in the event of infection in our offices and production facility and continues to enhance its business continuity plans, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations.