Form 10-Q
period 2020-03-31
Inrad Optics, Inc.
filed 2020-05-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2020, was 13,730,577.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$835,047	$950,705
Accounts receivable, net	1,026,242	1,233,081
Inventories, net	3,037,880	2,834,107
Other current assets	111,058	141,339
Total current assets	5,010,227	5,159,232

Plant and equipment:
Plant and equipment, at cost	15,056,788	14,990,773
Less: Accumulated depreciation and amortization	(14,378,960)	(14,309,992)
Total plant and equipment	677,828	680,781
Precious metals	561,910	561,910
Lease right-of-use, net	621,879	688,746
Other assets	48,420	44,577
Total Assets	$6,920,265	$7,135,246

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,204	$16,044
Accounts payable and accrued liabilities	1,069,216	978,184
Contract liabilities	829,558	768,243
Current portion of lease obligation	277,353	273,369
Total current liabilities	2,192,331	2,035,840

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	162,647	166,763
Lease obligation, net of current portion	344,527	415,377
Total liabilities	5,199,506	5,117,980

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,735,177 shares issued at March 31, 2020 and December 31, 2019	137,353	137,353
Capital in excess of par value	19,309,235	19,281,255
Accumulated deficit	(17,710,879)	(17,386,392)
	1,735,709	2,032,216
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	1,720,759	2,017,266
Total Liabilities and shareholders' equity	$6,920,265	$7,135,246

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Total revenue	$2,050,496	$2,601,060

Cost and expenses:
Cost of goods sold	1,635,041	1,956,280
Selling, general and administrative expenses	701,679	642,254
	2,336,720	2,598,534

Income (loss) from operations	(286,224)	2,526
Other expense:
Interest expense-net	(38,263)	(38,661)
Loss on exchange of precious metals	-	-
	(38,263)	(38,661)

Income (loss) before income taxes	(324,487)	(36,135)

Income tax (provision) benefit	-	-

Net income (loss)	$(324,487)	$(36,135)

Net (loss) income per common share - basic	$(0.02)	$(0.00)

Net (loss) income per common share - diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic	13,730,577	13,632,388

Weighted average shares outstanding - diluted	13,730,577	13,632,388

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	29,375	-	-	29,375
Net income (loss) March 31, 2019	-	-	-	(36,135)	-	(36,135)
Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,980	-	-	27,980
Net income (loss) March 31, 2020	-	-	-	(324,487)	-	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(324,487)	$(36,135)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	85,227	66,360
401K common stock contribution - non cash item	-	-
Stock based compensation	27,980	29,375
Changes in operating assets and liabilities:
Accounts receivable	206,839	(24,327)
Inventories, net	(203,773)	82,347
Other assets	26,437	(20,768)
Accounts payable and accrued liabilities	91,035	74,358
Contract liabilities	61,315	(169,635)
Total adjustments and changes	295,059	37,710
Net cash (used in) provided by operating activities	(29,428)	1,575

Cash flows from investing activities:
Capital expenditures	(82,273)	(97,112)
Net cash (used in) investing activities	(82,273)	(97,112)

Cash flows from financing activities:
Principal payments on notes payable-other	(3,955)	(3,233)
Net cash (used in) financing activities	(3,955)	(3,233)

Net (decrease) in cash and cash equivalents	(115,658)	(98,770)

Cash and cash equivalents at beginning of period	950,705	1,185,553

Cash and cash equivalents at end of period	$835,047	$1,086,783

Supplemental disclosure of cash flow information:
Interest paid	$1,811	$40,033
Income taxes paid	$-	$-

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $45,000 at March 31, 2020, and $15,000 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,459,000 and $2,489,000 at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(in thousands)
Raw materials	$1,336	$1,248
Work in process, including manufactured parts and components	1,148	1,090
Finished goods	554	496
	$3,038	$2,834

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2020, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,405,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2020 and 2019, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2020 and 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition, 1,160,567 and 1,228,267 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(324,487)	13,730,577	$(0.02)	$(36,135)	13,632,388	$(0.00)
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	-	-
Diluted Income (Loss) Per Share:	$(324,487)	13,730,577	$(0.02)	$(36,135)	13,632,388	$(0.00)

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023, with earlier application permitted in 2019. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 3.6% of revenue for the three months ended March 31, 2020 and 2019, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 100% and 96.4% of revenue for the three months ended March 31, 2020 and 2019, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2020	2019
Aerospace & Defense	$790,965	$1,040,557
Process Control & Metrology	848,375	1,120,987
Laser Systems	303,990	284,990
Scientific / R&D	107,166	154,526
Total	$2,050,496	$2,601,060

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended
	March 31,
	2020	2019
Transfer at point in time	$2,050,496	$2,507,507
Transfer over time	-	93,553
Total net sales	$2,050,496	$2,601,060

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at March 31, 2020 or 2019. At March 31, 2020 and 2019, the remaining revenue to be recognized from the long-term government contracts was $0 and $94,000, respectively.

On March 31, 2020, the Company had approximately $6.3 million of performance obligations, which is also referred to as backlog. Approximately 3.0% of the March 31, 2020 backlog is related to projects that will extend beyond March 31, 2021.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2020 and 2019, include stock-based compensation expense for stock option grants totaling $27,980 and $29,375, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Cost of sales	$7,201	$8,372
Selling, general and administrative	20,779	21,003
Total stock-based compensation expense	$27,980	$29,375

As of March 31, 2020 and 2019, there were $181,000 and $282,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.12 years and 1.96 years, respectively.

There were 22,500 stock options granted during the three months ended March 31, 2020, and 185,000 stock options granted during the three months ended March 31, 2019. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Expected Dividend yield	-%	-%
Expected Volatility	122%	139%
Risk-free interest rate	1.96%	2.43%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three months ended March 31, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2020	1,147,267	$0.63	6.29	$718,840
Granted	22,500	1.48
Exercised	-	-
Expired/Forfeited	(9,200)	0.98
Outstanding March 31, 2020	1,160,567	$0.65	6.47	$1,222,620

Exercisable at March 31, 2020	812,852	$0.56	4.84	$734,355

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2020:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2020	371,669	0.80
Granted	22,500	1.41
Vested	(46,454)	0.77
Forfeited	-	-
Non-Vested - March 31, 2020	347,715	0.67

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2019, in February 2020. 89,751 common shares of Inrad Optics, Inc. are to be contributed to the Plan in May, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2018. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2020, the Company had accrued interest in the amount of $150,000 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in
equal monthly installments of $1,922 and bearing an
interest rate of 4.0% and expiring in July 2029.	$179	$183
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$163	$167

On May 6, 2020, the Company received loans totaling $973,000 as part of the 2020 Coronavirus Aid, Relief and Economic Stability Act. Please refer to Note 9, “Subsequent Events” of these condensed consolidated financial statements for additional details.

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

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, office lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during the three months ended March 31, 2020, and is included in operating cash flows.

Operating lease costs were $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) a pandemic. The Company’s operations are considered essential business under the Executive Orders of New Jersey’s Governor and the Company’s operations have been identified as critical infrastructure, as defined by the U.S. Department of Homeland Security. Companies aligned with the essential critical infrastructure workforce definition have a special responsibility to maintain normal work schedules. We are conducting our business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. We cannot predict what actions these mandates may have on our customers and suppliers, operating results, or financial condition. However we will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, and partners. The Company has taken additional steps to protect our employees in the event of infection in our offices and production facility and continues to enhance its business continuity plans.

NOTE 9 – SUBSEQUENT EVENT

On May 6, 2020, Inrad Optics, Inc. (the “Borrower” or the “Company”) received loan (the “PPP Loan”) proceeds of approximately $973,000, under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a Note dated May 4, 2020, issued by the Borrower, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum, payable monthly commencing on December 4, 2020.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain eligible purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire loan amount for qualifying expenses. Any forgiveness of the PPP Loan will be subject to approval by the SBA, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on April 14, 2020. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues. The Company’s estimates also include the amount and timing of future taxable income in determining the valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) a pandemic. The Company’s operations are considered essential business under the Executive Orders of New Jersey’s Governor and the Company’s operations have been identified as critical infrastructure, as defined by the U.S. Department of Homeland Security. Companies aligned with the essential critical infrastructure workforce definition have a special responsibility to maintain normal work schedules. We are conducting our business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. We cannot predict what actions these mandates may have on our customers and suppliers, however we will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, and partners. The Company has taken additional steps to protect our employees in the event of infection in our offices and production facility and continues to enhance its business continuity plans.

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

Revenue

Sales for the three months ended March 31, 2020, were $2.0 million, a decrease of 21.2%, or $0.6 million, compared to $2.6 million for the three months ended March 31, 2019.

Sales to the defense/aerospace market decreased by $0.2 million or 24% to $0.8 million in the three months ended March 31, 2020, compared to $1.0 million for the three months ended March 31, 2019. The decrease in sales in the defense/aerospace market is attributable to production delays in completing two large contracts.

Process control and metrology (“PC&M”) sales were $0.8 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 24.3%, from $1.1 million for the three months ended March 31, 2019. The continued reduction in demand for certain products in our PC&M market and the delayed delivery schedules from certain customers, particularly in the semi-conductor industry, negatively impacted the sales for the three months ended March 31, 2020, compared to March 31, 2019.

For the three months ended March 31, 2020 and 2019, sales to customers in the laser systems market were $0.3 million. Sales were flat year over year, as increased sales to customers were offset by reduced deliveries of electro-optical crystals to a certain customer.

Sales to customers in the Scientific/R&D market were $0.1 million for the three months ended March 31, 2020, compared to $0.2 million for three months ended March 31, 2019. The decrease in sales in the Scientific/R&D market is attributable to the completion of a federal government R&D contract in the latter part of 2019.

For the three months ended March 31, 2020, only one customer represented 10% or more of revenues. For the three months ended March 31, 2019, there were two customers that represented 10.0% or more of total sales.

The Company’s top five customers represented 49.7% of sales in the three month period ended March 31, 2020, compared to 46.1% in the same period in 2019.

Orders booked during the first three months of 2020, totaled $3.1 million, compared to $1.9 million for the same period last year. Order backlog at March 31, 2020 and 2019, was $6.3 million and $5.7 million, respectively.

Cost of Goods Sold

For the three months ended March 31, 2020 and 2019, cost of goods sold was $1.6 million, and $2.0 million, or 79.7% and 75.2% of total revenues, respectively. The impact of increased labor and service costs, as well as manufacturing overhead, resulted in an increase in costs of goods sold as a percentage of sales.

Gross profit for the three months ended March 31, 2020, was $0.4 million or 20.3% of sales, compared to $0.6 million or 24.8% of sales in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2020, amounted to $0.7 million, or 34.7%, of sales, compared to $0.6 million, or 24.7%, for the same period a year ago. The increase in SG&A expenses reflects costs related to the Company’s continued investment in sales, an increase in legal and accounting fees, and charges related to uncollectible accounts, offset by a decrease in outside services for temporary employees and a reduction in other general and administrative expenses.

Income (Loss) from Operations

The Company incurred a net loss from operations of $0.3 million for the three months ended March 31, 2020, compared with an operating income of $0.0 million in the three months ended March 31, 2019. The decrease in income primarily reflects the impact of the Company’s lower sales in the three months ended March 31, 2020, compared to the same period last year, coupled with related cost of goods sold and SG&A costs.

Other Income and Expense

There was no significant change in net interest expense for the three months ended March 31, 2020, compared to the same period in 2019, as there was no significant change in the Company’s borrowing level.

Income Taxes

For the three months ended March 31, 2020, and 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net loss of $0.3 million for the three months ended March 31, 2020, compared to a net loss of $0.0 million for the three months ended March 31, 2019. The higher net loss primarily reflects the decrease in sales for the three months ended March 31, 2020, compared to the 2019 period, combined with related cost of goods sold and increased SG&A expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt, and for capital expenditures.

As of March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $0.8 million and $1.0 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On April 12, 2018, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2021 from April 1, 2018. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2024. As of March 31, 2020, the Company had accrued interest in the amount of $150,000 associated with these notes.

The following table summarizes net cash (used in) operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(29)	$2
Net cash (used in) investing activities	(82)	(97)
Net (used in) financing activities	(4)	(4)
Net (decrease) in cash and cash equivalents	$(116)	$(99)

Net cash used in operating activities was $29,000 for the three months ended March 31, 2020, compared to net cash provided by operations of $2,000 in the same period last year. The net cash used in operating activities in the three months ended March 31, 2020, resulted primarily from operating losses as well as reductions in accounts receivable and increases in accounts payable and contract liabilities.

Net cash used in investing activities was $82,000 during the three months ended March 31, 2020, compared to $97,000 in the same period last year reflecting capital expenditures in both periods.

Overall, cash and cash equivalents decreased by $116,000 for the three months ended March 31, 2020 and decreased $99,000 in the period ending March 31, 2019.

On May 6, 2020, the Company received loan proceeds of approximately $973,000, under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a Note dated May 4, 2020, issued by the Borrower, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum, payable monthly commencing on December 4, 2020. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire loan amount for qualifying expenses. Any forgiveness of the PPP Loan will be subject to approval by the SBA, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least May 14, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.5	Note dated May 4, 2020, between Inrad Optics, Inc. and Valley National Bank.*

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: May 14, 2020