Form 10-Q
period 2020-06-30
Inrad Optics, Inc.
filed 2020-08-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 13, 2020, was 13,820,328.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,021,383	$950,705
Accounts receivable, net	1,054,699	1,233,081
Inventories, net	3,217,696	2,834,107
Other current assets	90,207	141,339
Total current assets	6,383,985	5,159,232

Plant and equipment:
Plant and equipment, at cost	15,088,567	14,990,773
Less: Accumulated depreciation and amortization	(14,448,279)	(14,309,992)
Total plant and equipment	640,288	680,781
Precious metals	561,910	561,910
Lease right-of-use, net	554,038	688,746
Other assets	48,420	44,577
Total Assets	$8,188,641	$7,135,246

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,311	$16,044
Accounts payable and accrued liabilities	1,018,208	978,184
Contract liabilities	1,026,856	768,243
Current portion of lease obligation	296,285	273,369
Total current liabilities	2,357,660	2,035,840

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	1,133,095	166,763
Lease obligation, net of current portion	298,820	415,377
Total liabilities	6,289,575	5,117,980

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,824,928 shares
issued at June 30, 2020, and 13,735,177 shares issued at December 31, 2019	138,251	137,353
Capital in excess of par value	19,460,849	19,281,255
Accumulated deficit	(17,685,084)	(17,386,392)
	1,914,016	2,032,216
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	1,899,066	2,017,266
Total Liabilities and shareholders' equity	$8,188,641	$7,135,246

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total revenue	$2,523,990	$2,619,623	$4,574,485	$5,220,683

Cost and expenses:
Cost of goods sold	1,784,192	2,172,649	3,419,232	4,128,930
Selling, general and administrative expenses	676,046	749,064	1,377,725	1,391,318
	2,460,238	2,921,713	4,796,957	5,520,248

Income (loss) from operations	63,752	(302,090)	(222,472)	(299,565)
Other expense:
Interest expense-net	(37,957)	(38,682)	(76,220)	(77,343)
Loss on exchange of precious metals	-	(438)	-	(438)
	(37,957)	(39,120)	(76,220)	(77,781)

Income (loss) before income taxes	25,795	(341,210)	(298,692)	(377,346)

Income tax (provision) benefit	-	-	-	-

Net income (loss)	$25,795	$(341,210)	$(298,692)	$(377,346)

Net income (loss) per common share - basic	$0.00	$(0.02)	$(0.02)	$(0.03)

Net income (loss) per common share - diluted	$0.00	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic	13,745,536	13,653,353	13,734,851	13,641,664

Weighted average shares outstanding - diluted	14,145,909	13,653,353	13,734,851	13,641,664

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	29,375	-	-	29,375
Net income (loss) March 31, 2019	-	-	-	(36,135)	-	(36,135)
Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

401K contribution	98,189	982	92,605	-	-	93,587
Stock-based compensation expense	-	-	33,343	-	-	33,343
Net income (loss) June 30, 2019	-	-	-	(341,210)	-	(341,210)
Balance, June 30, 2019	13,735,177	$137,353	$19,210,938	$(16,987,639)	$(14,950)	$2,345,702

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,980	-	-	27,980
Net income (loss) March 31, 2020	-	-	-	(324,487)	-	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

401K contribution	89,751	898	123,457	-	-	124,355
Stock-based compensation expense	-	-	28,157	-	-	28,157
Net income (loss) June 30, 2020	-	-	-	25,795	-	25,795
Balance, June 30, 2020	13,824,928	$138,251	$19,460,849	$(17,685,084)	$(14,950)	$1,899,066

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(298,692)	$(377,346)

Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities
Depreciation and amortization	138,287	131,237
(Gain) loss on exchange of precious metals	-	438
401K common stock contribution - non cash item	124,355	93,587
Stock based compensation	56,137	62,719
Changes in operating assets and liabilities:
Accounts receivable	178,382	(184,685)
Inventories, net	(383,589)	170,887
Other current assets	51,132	21,804
Other assets	(3,844)	-
Accounts payable and accrued liabilities	83,379	105,153
Contract liabilities	258,613	(181,748)
Total adjustments and changes	502,852	219,392
Net cash provided by (used in) operating activities	204,160	(157,954)

Cash flows from investing activities:
Capital expenditures	(100,081)	(190,692)
Net cash (used in) investing activities	(100,081)	(190,692)

Cash flows from financing activities:
Proceeds from PPP loan	973,166	-
Principal payments on notes payable-other	(6,567)	(6,444)
Net cash provided by (used in) financing activities	966,599	(6,444)

Net increase (decrease) in cash and cash equivalents	1,070,678	(355,090)

Cash and cash equivalents at beginning of period	950,705	1,185,553

Cash and cash equivalents at end of period	$2,021,383	$830,463

Supplemental disclosure of cash flow information:
Interest paid	$3,043	$80,088
Lease right-of-use asset	$-	$819,612

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $45,000 at June 30, 2020, and $15,000 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,485,000 and $2,489,000 at June 30, 2020 and December 31, 2019, respectively:

	2020	2019
	(Unaudited)
Raw materials	$1,251	$1,248
Work in process, including manufactured parts and components	1,416	1,090
Finished goods	551	496
	$3,218	$2,834

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

On the basis of this evaluation as of June 30, 2020, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,416,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended June 30, 2020, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes. For the six months ended June 30, 2020, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months and six months ended June 30, 2020, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 368,400 and 1,160,567 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three months and six months ended June 30, 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition, 1,218,367 and 1,228,267 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$25,795	13,745,536	$0.00	$(341,210)	13,653,353	$(0.02)
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	400,373	-	-	-	-
Diluted Income (Loss) Per Share:	$25,795	14,145,909	$0.00	$(341,210)	13,653,353	$(0.02)

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(298,692)	13,734,851	$(0.02)	$(377,346)	13,641,664	$(0.03)
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	-	-
Diluted Income (Loss) Per Share:	$(298,692)	13,734,851	$(0.02)	$(377,346)	13,641,664	$(0.03)

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023. The Company is currently evaluating the impact of adoption on its consolidated financial statements and does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s statements of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), and subsequently issued updates as part of ASU 2018-11, “Leases, Targeted Improvements.” The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted ASC 842, effective January 1, 2019. The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019, and accordingly recorded an initial right-of-use asset of $0.8 million. See Note 8. Lease Commitments. The adoption of ASU 842 and ASU 2018-11 did not have a material impact on the Company’s statements of operations or cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adoption of this guidance and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – REVENUE

The Company’s revenues are comprised of the sales of products and services including, products and services provided under long-term government contracts with its customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of a standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% of revenue for the three and six months ended June 20, 2020, and 4.0%, of revenue for the three months and six months ended June 30, 2019. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 100% and 96.0% of revenue for the six months ended June 30, 2020 and 2019, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Aerospace & Defense	$940,727	$979,004	$1,820,639	$2,019,561
Process Control & Metrology	1,093,022	993,355	1,945,397	2,114,342
Laser Systems	150,451	324,282	361,493	609,272
Scientific / R&D	339,790	322,982	446,956	477,508
Total	$2,523,990	$2,619,623	$4,574,485	$5,220,683

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Transfer at point in time	$2,523,990	$2,506,028	$4,574,485	$5,013,534
Transfer over time	-	113,595	-	207,149
Total net sales	$2,523,990	$2,619,623	$4,574,485	$5,220,683

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at June 30, 2020 or 2019. At June 30, 2020 and 2019, the remaining revenue to be recognized from the long-term government contracts was $0 and $105,000, respectively.

On June 30, 2020, the Company had approximately $6.4 million of performance obligations, which is also referred to as backlog. Approximately 4.0% of the June 30, 2020 backlog, is related to projects that will extend beyond June 30, 2021.

NOTE 3 - EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended June 30, 2020 and 2019, include stock-based compensation expense for stock option grants totaling $28,157 and $33,591, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation expense for stock option grants totaled $56,137 and $62,719, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$7,201	$9,493	$14,402	$17,719
Selling, general and administrative	20,956	24,098	41,735	45,000
Total stock-based compensation expense	$28,157	$33,591	$56,137	$62,719

As of June 30, 2020 and 2019, there were $153,000 and $100,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.16 years and 1.95 years, respectively.

There were 22,500 stock options granted during the six months ended June 30, 2020, and 200,000 stock options granted during the six months ended June 30, 2019. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Expected Dividend yield	-%	-%
Expected Volatility	122%	125%
Risk-free interest rate	1.96%	2.83%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six months ended June 30, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value

Outstanding January 1, 2020	1,147,267	$0.63	6.29	$718,840
Granted	22,500	1.48
Exercised	-	-
Expired/Forfeited	(9,200)	0.98
Outstanding March 31, 2020	1,160,567	$0.65	6.47	$1,222,620

Exercisable at March 31, 2020	812,852	$0.56	4.84	$734,355

The following table represents non-vested stock options granted, vested and forfeited for the three months ended June 30, 2020:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2020	371,669	0.80
Granted	22,500	1.41
Vested	(46,454)	0.77
Forfeited	-	-
Non-Vested - June 30, 2020	347,715	0.84

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2019, in February 2020. A total of 89,751 common shares of Inrad Optics, Inc. were contributed to the Plan in June, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2027. As of June 30, 2020, the Company had accrued interest in the amount of $187,500 associated with these notes.

NOTE 6 – OTHER LONG TERM NOTES

Other Long Term Notes consist of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$175	$183
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$160	$167

NOTE 7 – PAYROLL PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a promissory note, dated May 4, 2020, issued by the Company, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum, payable monthly commencing on December 4, 2020.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain eligible purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a covered eight-week or twenty-four week period will qualify for forgiveness. The Company intends to use the entire loan amount for qualifying expenses. Any forgiveness of the PPP Loan will be subject to approval by the Small Business Association, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. At June 30, 2020, the PPP Loan is included in other long term notes on the accompanying balance sheet.

NOTE 8 – LEASES

Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.

a)	Equipment Financing Lease

The Company entered into an equipment lease on January 17, 2020, commencing in March for certain computer equipment, with a bargain purchase option of $1.00 at the end of the lease for a term of 36 months. The lease is classified as a financing lease under the guidance of Topic 842. The present value of the lease payments, discounted at 3.99%, is $45,000, which initial value is recorded in Plant and Equipment on the Company’s Condensed Consolidated Balance Sheet (unaudited).

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

Maturity of Lease Liability	(in thousands)
2020 (Remaining)	$8
2021	16
2022 and beyond	18
Total undiscounted operating lease payments	42

Less: imputed interest	(1)
Present value of financing lease liability	$41

b)	Facility Lease Amendment

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

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, office lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during the three months ended June 30, 2020, and is included in operating cash flows.

Operating lease costs were $0.1 million and $0.2 million during the three months and six months ended June 30, 2020.

NOTE 9 – IMPACT OF COVID-19

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

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and businesses worldwide. Despite these circumstances, orders booked in the six months ended June 30, 2020, were up 63% over the same period in 2019, reflecting stronger orders in the defense and aerospace market. The Company’s other segments have suffered some contraction and certain customers have pushed orders to the latter part of 2020 and early 2021. We cannot predict whether there will be further push outs and/or softening in the non-defense markets we serve and what impact this may have on our results of operations, financial position, and liquidity.

The Company has taken steps to preserve cash and has deferred interest payments on its related party notes through June 30, 2020, but has elected to discontinue deferment for the remainder of 2020. However, as the outbreak continues, there is uncertainty around sales, cash collections, and costs related to our mediation efforts. These uncertainties include the duration and severity of the pandemic, and how compliance with containment measures will impact our day-to-day operations as well as that of our key customers, suppliers and other partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to insure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A and 7 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether from new information, future events, or otherwise.

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

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and businesses worldwide. Despite these circumstances, orders booked in the six months ended June 30, 2020, were up 63% over the same period in 2019, reflecting stronger orders in the defense and aerospace market. The Company’s other segments have suffered some contraction and certain customers have pushed orders to the latter part of 2020 and early 2021. We cannot predict whether there will be further push outs and/or softening in the non-defense markets we serve and what impact this may have on our results of operations, financial position, and liquidity.

The Company has taken steps to preserve cash and has deferred interest payments on its related party notes through June 30, 2020, but has elected to discontinue deferment for the remainder of 2020. However, as the outbreak continues, there is uncertainty around sales, cash collections, and costs related to our mediation efforts. These uncertainties include the duration and severity of the pandemic, and how compliance with containment measures will impact our day-to-day operations as well as that of our key customers, suppliers and other partners.

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

Revenue

Sales for the three months ended June 30, 2020, were $2.5 million, a decrease of 3.7%, or $0.1 million, compared to $2.6 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, sales were $4.6 million, a decrease of 12.4%, or $0.6 million, compared to sales of $5.2 million for the six months ended June 30, 2019.

For the three months ended June 30, 2020 and 2019, sales to the defense/aerospace market were $0.9 million in each period. For the six months ending June 30, 2020, sales to the defense/aerospace market decreased $0.2 million, or 9.8%, to $1.8 million compared to sales of $2.0 million in the six month period ending June 30, 2019. The decrease is due to timing of product shipments.

Process control and metrology (“PC&M”) sales were $1.1 million for the three months ended June 30, 2020, an increase of $0.1 million, or 10.0%, from $1.0 million for the three months ended June 30, 2019, due to stronger sales in the semi-conductor industry. For the six months ended June 30, 2020, sales decreased 8.0% or $0.2 million to $1.9 million from $2.1 million for the six months ended June 30, 2019. Timing of sales in the first quarter of 2020 from the semi-conductor industry negatively impacted year to date sales from process control and metrology.

For the three months ended June 30, 2020 and 2019, sales to customers in the laser systems market were $0.1 million and $0.3 million, respectively. This decrease of $0.2 million or 53.6% reflects reduced demand for laser-based products during the quarter. Sales for the six months ended June 30, 2020 and 2019, were $0.4 million and $0.6 million, respectively, a decrease of $0.2 million, or 40.7%. This decrease is reflective of the reduced demand in the laser products market.

Sales to customers in the Scientific/R&D market were $0.3 million for the three months ended June 30, 2020 and 2019. For the six month period ending June 30, 2020, sales decreased $0.1 million to $0.4 million, compared to $0.5 million for six months ended June 30, 2019. The decrease in sales in the Scientific/R&D market is attributable to the completion of a federal government R&D contract in the latter part of 2019.

For the three months ended June 30, 2020, three customers represented 10% or more of revenues. For the three months ended June 30, 2019, two customers represented 10.0% or more of total sales. For the six months ended June 30, 2020, only one customer represented 10.0% or more of total sales, compared to two customers representing 10.0% of sales for the six months ended June 30, 2019.

The Company’s top five customers represented 50.9% of sales in the three month period ended June 30, 2020, compared to 45.1% in the same period in 2019. For the six month period ended June 30, 2020 and 2019, the Company’s top five customers represented 44.4% and 48.3%, respectively.

Orders booked during the first six months of 2020, totaled $5.9 million, compared to $3.6 million for the same period last year. Order backlog at June 30, 2020 and 2019, was $6.4 million and $5.7 million, respectively. The increase in orders booked reflects orders in the defense/aerospace and process control and metrology markets.

Cost of Goods Sold

For the three months ended June 30, 2020 and 2019, cost of goods sold was $1.8 million, and $2.2 million, or 70.7% and 82.9% of total revenues, respectively. The $0.3 million decrease, or 18%, is due to the impact of lower material and outside services costs, manufacturing costs, and lower direct labor and related employee costs. Cost of goods sold for the six months ended June 30, 2020 and 2019, were $3.4 million and $4.1 million, respectively. Cost of goods sold decreased 17.2% or $0.7 million reflecting lower material, direct labor, outside services costs, and manufacturing expenses.

Gross profit for the three months ended June 30, 2020, was $0.7 million or 29.3% of sales, compared to $0.4 million or 17.1% of sales in the same quarter last year. Gross profit for the year to date period ending June 30, 2020, was $1.2 million or 25.3% of sales, an increase of $0.1 million from $1.1 million or 20.9% of sales for the six month period ending June 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.7 million in the three months ended June 30, 2020 and 2019, or 26.8% of sales and 28.6% of sales, respectively. SG&A expenses in the three months ended June 30, 2020, reflect a reduction in travel and entertainment costs and marketing related costs due to restrictions on travel related to COVID-19. Outside services and temporary employee costs are also down from the year ago quarter. SG&A expenses for the six month period ending June 30, 2020 and 2019, were $1.4 million in each period, or 30.1% of sales and 26.7 percent of sales, respectively. The SG&A expenses for the year to date period reflect the Company’s continued investment in sales, an increase in legal and accounting fees, and charges related to uncollectible accounts, offset by a decrease in outside services for temporary employees and a reduction in other general and administrative expenses.

Income (Loss) from Operations

The Company realized net income from operations of $0.1 million for the three months ended June 30, 2020, compared with a net operating loss of $0.3 million in the three months ended June 30, 2019. The increase in income primarily reflects the impact of the Company’s lower costs of goods sold and SG&A expenses in the three months ended June 30, 2020, compared to the same period last year. The Company incurred a net loss from operations for the six months ended June 30, 2020 and 2019, of $0.2 million and $0.3 million, respectively. The decrease in the net loss from operations is due to lower cost of goods sold and SG&A expenses.

Other Income and Expense

There was no significant change in net interest expense for the three months ended June 30, 2020, compared to the same period in 2019. Although the Company incurred additional debt of $1.0 million due to the loan (the “PPP Loan”) received under the Paycheck Protection Program (the “PPP”), interest has not accrued on this loan and there was no other significant change in the Company’s borrowings. For the six months ended June 30, 2020, other expense was slightly lower than the six months ended June 30, 2019, due to the reduction in interest expense.

Income Taxes

For the three months ended June 30, 2020, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes. For the six months ended June 30, 2020, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

For the three months and six months ended June 30, 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net income of less than $0.1 million for the three months ended June 30, 2020, compared to a net loss of $0.3 million for the three months ended June 30, 2019. The change primarily reflects the decrease in cost of goods sold for the three months ended June 30, 2020, compared to the 2019 period. For the six months ended June 30, 2020 and 2019, the Company recorded a net loss of $0.3 million and $0.4 million, primarily reflecting lower cost of goods sold.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long term debt, and for capital expenditures. The Company received PPP proceeds from the PPP Loan of approximately $1.0 million during the three months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $2.0 million and $1.0 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of June 30, 2020, the Company had accrued interest in the amount of $187,500 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$204	$(158)
Net cash (used in) investing activities	(100)	(191)
Net cash provided by (used in) financing activities	967	(6)
Net increase (decrease) in cash and cash equivalents	$1,071	$(355)

Net cash provided by operating activities was $204,000 for the six months ended June 30, 2020, compared to net cash used in operating activities of $158,000 for the same period last year. The net cash provided by operating activities in the six months ended June 30, 2020, resulted primarily from a reduction in accounts receivable and an increase in accounts payable and contract liabilities, offset by an increase in inventory. Net cash used in operating activities during the six months ended June 30, 2019, resulted from an increase in accounts receivable and a decrease in contract liabilities, offset by a decrease in inventories and an increase in accounts payable.

Net cash used in investing activities was $100,000 during the six months ended June 30, 2020, compared to $191,000 in the same period last year reflecting capital expenditures in both periods.

Net cash provided by financing activities reflects the PPP Loan proceeds received during the six months ended June 30, 2020.

Overall, cash and cash equivalents increased by $1,071,000 for the six months ended June 30, 2020, and decreased $355,000 in the six month period ending June 30, 2019.

On May 6, 2020, the Company received loan proceeds of approximately $973,000, under the PPP. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a promissory note dated May 4, 2020, issued by the Company, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum, payable monthly commencing on December 4, 2020. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered 24-week period will qualify for forgiveness. The Company intends to use the entire loan amount for qualifying expenses. Any forgiveness of the PPP Loan will be subject to approval by the Small Business Administration, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least the third quarter of 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1	Note dated July 22, 2020, held by Clarex, Ltd.*

4.2	Note dated July 22, 2020 held by Welland, Ltd.*

10.5	Note dated May 4, 2020, between Inrad Optics, Inc. and Valley National Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2020)

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: August 14, 2020