Form 10-Q
period 2020-09-30
Inrad Optics, Inc.
filed 2020-11-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 13, 2020, was 13,820,328.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,605,198	$950,705
Accounts receivable, net	1,145,560	1,233,081
Inventories, net	3,229,442	2,834,107
Other current assets	52,866	141,339
Total current assets	6,033,066	5,159,232

Plant and equipment:
Plant and equipment, at cost	15,149,628	14,990,773
Less: Accumulated depreciation and amortization	(14,522,284)	(14,309,992)
Total plant and equipment	627,344	680,781
Precious metals	561,910	561,910
Lease right-of-use, net	485,209	688,746
Other assets	48,420	44,577
Total Assets	$7,755,949	$7,135,246

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long-term notes	$16,044	$16,044
Accounts payable and accrued liabilities	711,515	978,184
Contract liabilities	1,110,176	768,243
Current portion of lease obligation	289,629	273,369
Total current liabilities	2,127,364	2,035,840

Related party convertible notes payable	2,500,000	2,500,000

Other long-term notes, net of current portion	1,133,362	166,763
Lease obligation, net of current portion	232,392	415,377
Total liabilities	5,993,118	5,117,980

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,824,928 shares issued at September 30, 2020, and 13,735,177 shares issued at December 31, 2019	138,251	137,353
Capital in excess of par value	19,488,613	19,281,255
Accumulated deficit	(17,849,083)	(17,386,392)
	1,777,781	2,032,216
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	1,762,831	2,017,266
Total Liabilities and shareholders' equity	$7,755,949	$7,135,246

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$2,237,711	$2,223,751	$6,812,196	$7,444,434

Cost and expenses:
Cost of goods sold	1,819,844	1,870,260	5,239,077	5,999,190
Selling, general and administrative expenses	545,272	608,868	1,922,996	2,000,185
	2,365,116	2,479,128	7,162,073	7,999,375

Loss from operations	(127,405)	(255,377)	(349,877)	(554,941)
Other expense:
Interest expense-net	(36,593)	(38,298)	(112,814)	(115,642)
Loss on exchange of precious metals	-	-	-	(438)
	(36,593)	(38,298)	(112,814)	(116,080)

Loss before income taxes	(163,999)	(293,675)	(462,691)	(671,021)

Income tax (provision) benefit	-	-	-	-

Net loss	$(163,999)	$(293,675)	$(462,691)	$(671,021)

Net loss per common share - basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Net loss per common share - diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding - basic	13,820,328	13,730,577	13,750,522	13,654,208

Weighted average shares outstanding - diluted	13,820,328	13,730,577	13,750,522	13,654,208

See Notes to Condensed Consolidated Financial Statements (Unaudited)

 INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	29,375	-	-	29,375
Net income (loss) March 31, 2019	-	-	-	(36,135)	-	(36,135)
Balance, March 31, 2019	13,636,988	$136,371	$19,084,990	$(16,646,429)	$(14,950)	$2,559,982

401K contribution	98,189	982	92,605	-	-	93,587
Stock-based compensation expense	-	-	33,343	-	-	33,343
Net income (loss) June 30, 2019	-	-	-	(341,210)	-	(341,210)
Balance, June 30, 2019	13,735,177	$137,353	$19,210,938	$(16,987,639)	$(14,950)	$2,345,702

401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	35,031	-	-	35,031
Net income (loss) September 30, 2019	-	-	-	(293,675)	-	(293,675)
Balance, September 30, 2019	13,735,177	$137,353	$19,245,969	$(17,281,314)	$(14,950)	$2,087,058

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,980	-	-	27,980
Net income (loss) March 31, 2020	-	-	-	(324,487)	-	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

401K contribution	89,751	898	123,457	-	-	124,355
Stock-based compensation expense	-	-	28,157	-	-	28,157
Net income (loss) June 30, 2020	-	-	-	25,795	-	25,795
Balance, June 30, 2020	13,824,928	$138,251	$19,460,849	$(17,685,084)	$(14,950)	$1,899,066

401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,764	-	-	27,764
Net income (loss) September 30, 2020	-	-	-	(163,999)	-	(163,999)
Balance, September 30, 2020	13,824,928	$138,251	$19,488,613	$(17,849,083)	$(14,950)	$1,762,831

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(462,691)	$(671,021)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	212,292	197,356
Loss on exchange of precious metals	-	438
401K common stock contribution - non cash item	124,355	93,587
Stock based compensation	83,901	97,750
Changes in operating assets and liabilities:	-
Accounts receivable	87,521	162,072
Inventories, net	(395,334)	42,787
Other current assets	88,473	63,525
Other assets	(3,842)	8,870
Accounts payable and accrued liabilities	(229,858)	(27,378)
Contract liabilities	341,933	21,107
Total adjustments and changes	309,441	660,114
Net cash used in operating activities	(153,251)	(10,907)

Cash flows from investing activities:
Capital expenditures	(158,855)	(291,320)
Net cash used in investing activities	(158,855)	(291,320)

Cash flows from financing activities:
Proceeds from PPP loan	973,166	-
Principal payments on notes payable-other	(6,566)	(71,017)
Net cash provided by (used in) financing activities	966,600	(71,017)

Net increase (decrease) in cash and cash equivalents	654,493	(373,244)

Cash and cash equivalents at beginning of period	950,705	1,185,553

Cash and cash equivalents at end of period	$1,605,198	$812,309

Supplemental disclosure of cash flow information:
Interest paid	$187,500	$119,556
Lease right-of-use asset	$-	$819,622

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $91,000 at September 30, 2020, and $15,000 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,430,000 and $2,489,000 at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(in thousands)
Raw materials	$1,195	$1,248
Work in process, including manufactured parts and components	1,510	1,090
Finished goods	524	496
	$3,229	$2,834

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of September 30, 2020, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,661,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2020 and 2019, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months and nine months ended September 30, 2020 and 2019, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition, 1,155,567 and 1,208,367 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(163,999)	13,820,328	$(0.01)	$(293,675)	13,730,577	$(0.02)
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	-	-
Diluted Income (Loss) Per Share:	$(163,999)	13,820,328	$(0.01)	$(293,675)	13,730,577	$(0.02)

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$(462,691)	13,750,522	$(0.03)	$(671,021)	13,654,208	$(0.05)
Effect of dilutive securities:	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	-	-	-	-	-
Diluted Income (Loss) Per Share:	$(462,691)	13,750,522	$(0.03)	$(671,021)	13,654,208	$(0.05)

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), and subsequently issued updates as part of ASU 2018-11, “Leases, Targeted Improvements.” The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted ASC 842, effective January 1, 2019. The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019, and accordingly recorded an initial right-of-use asset of $0.8 million. See Note 8 - Lease Commitments. The adoption of ASU 842 and ASU 2018-11 did not have a material impact on the Company’s statements of operations or cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of adoption of this guidance and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU update is intended to simplify the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – REVENUE

The Company’s revenues are comprised of the sale of products and services including, products and services provided under long-term government contracts with its customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of a standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 3.4% and 1.1% of revenue for the three and nine months ended September 30, 2020, and 3.4% and 3.8%, of revenue for the three months and nine months ended September 30, 2019. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 99.0% and 96.0% of revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Aerospace & Defense	$846,304	$749,225	$2,666,943	$2,768,786
Process Control & Metrology	826,402	950,248	2,771,799	3,064,590
Laser Systems	180,253	361,817	541,746	971,089
Scientific / R&D	384,752	162,461	831,708	639,969
Total	$2,237,711	$2,223,751	$6,812,196	$7,444,434

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Transfer at point in time	$2,161,878	$2,148,170	$6,736,363	$7,161,704
Transfer over time	75,833	75,581	75,833	282,730
Total net sales	$2,237,711	$2,223,751	$2,812,196	$7,444,434

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at September 30, 2020 or 2019. At September 30, 2020 and 2019, the remaining revenue to be recognized from the long-term government contracts was $131,000 and $29,000, respectively.

On September 30, 2020, the Company had approximately $6.4 million of performance obligations, which is also referred to as backlog. Approximately 4.0% of the September 30, 2020 backlog, is related to projects that will extend beyond September 30, 2021.

NOTE 3 – EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended September 30, 2020 and 2019, include stock-based compensation expense for stock option grants totaling $27,764 and $35,031, respectively. For the nine months ended September 30, 2020 and 2019, stock-based compensation expense for stock option grants totaled $83,901 and $97,750, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales	$7,201	$9,492	$21,604	$27,211
Selling, general and administrative	20,563	25,539	62,297	70,539
Total stock-based compensation expense	$27,764	$35,031	$83,901	$97,750

As of September 30, 2020, and 2019, there were $125,399 and $231,066 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.16 years and 1.96 years, respectively.

There were 22,500 stock options granted during the nine months ended September 30, 2020, and 200,000 stock options granted during the nine months ended September 30, 2019. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2020 and 2019:

	Nine months Ended
	September 30,
	2020	2019
Expected Dividend yield	-%	-%
Expected Volatility	122%	125%
Risk-free interest rate	1.96%	2.83%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine months ended September 30, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value

Outstanding January 1, 2020	1,147,267	$0.63	6.29	$718,840
Granted	22,500	1.48
Exercised	-	-
Expired/Forfeited	(14,200)	0.99
Outstanding September 30, 2020	1,155,567	$0.65	6.55	$208,342

Exercisable at September 30, 2020	944,727	$0.58	5.62	$207,142

The following table represents non-vested stock options granted, vested and forfeited for the three months ended September 30, 2020:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2020	371,669	0.80
Granted	22,500	1.41
Vested	(183,329)	0.77
Forfeited	-	-
Non-Vested - September 30, 2020	210,840	0.89

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2019, in February 2020. A total of 89,751 common shares of Inrad Optics, Inc. were contributed to the Plan in June, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2027. As of September 30, 2020, the Company had accrued interest in the amount of $37,500 associated with these notes.

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$176	$183
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$160	$167

NOTE 7 – PAYCHECK PROTECTION PROGRAM

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain eligible purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a covered eight-week or twenty-four-week period will qualify for forgiveness. The Company intends to use the entire loan amount for qualifying expenses. Any forgiveness of the PPP Loan will be subject to approval by the Small Business Association, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. At September 30, 2020, the PPP Loan is included in other long-term notes on the accompanying balance sheet.

NOTE 8 – LEASES

Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.

a)	Equipment Financing Lease

The Company entered into an equipment lease on January 17, 2020, commencing in March for certain computer equipment, with a bargain purchase option of $1.00 at the end of the lease for a term of 36 months. The lease is classified as a financing lease under the guidance of Topic 842. The present value of the lease payments, discounted at 3.99%, was $45,000 at inception of the lease, and the initial value recorded in Plant and Equipment on the Company’s Condensed Consolidated Balance Sheet (unaudited).

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

Maturity of Lease Liability	(in thousands)
2020 (Remaining)	$4
2021	16
2022 and beyond	19
Total undiscounted operating lease payments	39

Less: imputed interest	(2)
Present value of financing lease liability	$37

b)	Facility Lease Amendment

The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019. The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short term lease liability and long-term lease liability on the consolidated balance sheet.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, office lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during the three months ended September 30, 2020, and is included in operating cash flows.

Operating lease costs were $0.1 million and $0.3 million during the three months and nine months ended September 30, 2020.

NOTE 9 – IMPACT OF COVID-19

On March 11, 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) a pandemic. The Company’s operations are considered essential business under the Executive Orders of New Jersey’s Governor and the Company’s operations have been identified as critical infrastructure, as defined by the U.S. Department of Homeland Security. Companies aligned with the essential critical infrastructure workforce definition have a special responsibility to maintain normal work schedules. We are conducting our business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied a strict mask requirement, social distancing in our operations, cleaning and other safety protocols as well as implemented a connected, remote workforce where practicable. We are also complying with New Jersey Executive Order No. 192 mandating workplace health and safety standards, including daily health certifications by all employees. We cannot predict what actions these mandates may have on our customers and suppliers, operating results, or financial condition. However, we will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, and partners. The Company has taken additional steps to protect our employees in the event of infection in our offices and production facility and continues to enhance its business continuity plans.

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and businesses worldwide. Despite these circumstances, orders booked in the nine months ended September 30, 2020, were up 20% over the same period in 2019, reflecting stronger orders in the defense and aerospace market. The Company’s other segments have suffered some contraction and certain customers have pushed orders to the latter part of 2020 and early 2021. We cannot predict whether there will be further push outs and/or softening in the non-defense markets we serve and what impact this may have on our results of operations, financial position, and liquidity.

The Company has taken steps to preserve cash and has deferred interest payments on its related party notes through September 30, 2020, but has elected to discontinue deferment for the remainder of 2020. However, as the outbreak continues, there is uncertainty around sales, cash collections, and costs related to our mediation efforts. These uncertainties include the duration and severity of the pandemic, and how compliance with containment measures will impact our day-to-day operations as well as that of our key customers, suppliers and other partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A and 7 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) a pandemic. The Company’s operations are considered essential business under the Executive Orders of New Jersey’s Governor and the Company’s operations have been identified as critical infrastructure, as defined by the U.S. Department of Homeland Security. Companies aligned with the essential critical infrastructure workforce definition have a special responsibility to maintain normal work schedules. We are conducting our business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied a strict mask requirement, social distancing in our operations, cleaning and other safety protocols as well as implemented a connected, remote workforce where practicable. We are also complying with New Jersey Executive Order No. 192 mandating workplace health and safety standards, including daily health certifications by all employees. We cannot predict what actions these mandates may have on our customers and suppliers, operating results, or financial condition. However, we will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, and partners. The Company has taken additional steps to protect our employees in the event of infection in our offices and production facility and continues to enhance its business continuity plans.

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and businesses worldwide. Despite these circumstances, orders booked in the nine months ended September 30, 2020, were up 20% over the same period in 2019, reflecting stronger orders in the defense and aerospace market. The Company’s other segments have suffered some contraction and certain customers have pushed orders to the latter part of 2020 and early 2021. We cannot predict whether there will be further push outs and/or softening in the non-defense markets we serve and what impact this may have on our results of operations, financial position, and liquidity.

The Company has taken steps to preserve cash and has deferred interest payments on its related party notes through September 30, 2020, but has elected to discontinue deferment for the remainder of 2020. However, as the outbreak continues, there is uncertainty around sales, cash collections, and costs related to our mediation efforts. These uncertainties include the duration and severity of the pandemic, and how compliance with containment measures will impact our day-to-day operations as well as that of our key customers, suppliers and other partners.

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

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes manufactured crystal-based devices and associated instrumentation. The majority of crystals, crystal components and laser devices manufactured are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The Company operates a manufacturing facility in Northvale, New Jersey, and has its corporate offices in the same location.

Revenue

Sales for the three months ended September 30, 2020 and 2019, were $2.2 million in each respective period. For the nine months ended September 30, 2020, sales were $6.8 million, a decrease of 8.5%, or $0.6 million, compared to sales of $7.4 million for the nine months ended September 30, 2019.

Sales to the aerospace/defense market increased $0.1 million, or 13.0%, to $0.8 million for the three months ended September 30, 2020, compared to $0.7 million for the three months ended September 30, 2019. For the nine months ending September 30, 2020, sales to the defense/aerospace market decreased $0.1 million, or 3.7%, to $2.7 million compared to sales of $2.8 million in the nine-month period ending September 30, 2019. Timing of product shipments impacted sales in both the three and nine-month periods ending September 30, 2020.

Process control and metrology (“PC&M”) sales were $0.8 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 13.0%, from $1.0 million for the three months ended September 30, 2019. The decrease is mainly attributable to sluggish sales in the semi-conductor equipment industry. For the nine months ended September 30, 2020, sales decreased 9.6%, or $0.3 million to $2.7 million, from $3.1 million for the nine months ended September 30, 2019. Timing of sales in the first three quarters of 2020 from the semi-conductor industry has negatively impacted year to date sales from PC&M.

For the three months ended September 30, 2020 and 2019, sales to customers in the laser systems market were $0.2 million and $0.4 million, respectively. The decrease of $0.2 million or 50.2% reflects reduced demand for solid-state laser-based products during the quarter. Sales for the nine months ended September 30, 2020 and 2019, were $0.5 million and $1.0 million, respectively, a decrease of $0.5 million, or 44.2%. This year to date decrease is reflective of the reduced demand in the solid-state laser products market.

Sales to customers in the Scientific/R&D market were $0.4 million for the three months ended September 30, 2020 and $0.2 million for the three months ended September 30, 2019, an increase of $0.2 million, or 136.8%. For the nine-month period ending September 30, 2020, sales increased $0.2 million to $0.8 million, compared to $0.6 million for nine months ended September 30, 2019. The increase in sales in the Scientific/R&D market is attributable to the award of a federal government R&D contract in the second quarter of 2020.

For the three months ended September 30, 2020, only one customer represented 10% or more of revenues. For the three months ended September 30, 2019, two customers represented 10.0% or more of total sales. For the nine months ended September 30, 2020, no customer represented 10.0% or more of total sales, compared to two customers representing 10.0% of sales for the nine months ended September 30, 2019.

The Company’s top five customers represented 44.1% of sales in the three-month period ended September 30, 2020, compared to 46.1% in the same period in 2019. For the nine-month period ended September 30, 2020 and 2019, the Company’s top five customers represented 37.5% and 48.3%, respectively.

Orders booked during the first nine months of 2020, totaled $8.2 million, compared to $6.7 million for the same period last year. Order backlog at September 30, 2020 and 2019, was $6.4 million and $5.4 million, respectively. The increase in orders booked reflects orders in the defense/aerospace and PC&M markets.

Cost of Goods Sold

For the three months ended September 30, 2020 and 2019, cost of goods sold was $1.8 million, and $1.9 million, or 81.3% and 84.1% of total revenues, respectively. The decrease in cost of goods sold as a percentage of revenues is due to lower material and outside services costs, manufacturing costs, and lower direct labor and related employee costs, offset by an increase in depreciation expense. Cost of goods sold for the nine months ended September 30, 2020 and 2019, were $5.2 million and $6.0 million, or 76.9% and 80.6% of total revenues, respectively. Cost of goods sold decreased 12.7%, or $0.8 million, reflecting lower material and outside services costs, direct labor and related employee costs, and manufacturing expenses, offset by an increase in depreciation expense.

Gross profit for the three months ended September 30, 2020, was $0.4 million or 18.7% of sales, compared to $0.4 million or 15.9% of sales in the same quarter last year. Gross profit for the year to date period ending September 30, 2020, was $1.6 million or 23.1% of sales, an increase of $0.2 million from $1.4 million or 19.4% of sales for the nine-month period ending September 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.5 million, or 24.4% of sales, and $0.6 million, or 27.4% of sales, in the three months ended September 30, 2020 and 2019, respectively. SG&A expenses in the three months ended September 30, 2020, reflect a reduction in travel and entertainment costs and marketing related costs due to restrictions on travel related to COVID-19. Outside services and temporary employee costs, and other administrative costs are also down from the year ago quarter. These reductions are offset by an increase in commissions, other general, insurance, and charges related to uncollectible accounts. SG&A expenses for the nine-month period ending September 30, 2020 and 2019, were $1.9 million and $2.0 million, or 30.1% of sales and 26.7% of sales, respectively. The SG&A expenses for the year to date period reflect the Company’s continued investment in sales and charges related to uncollectible accounts, offset by a decrease in outside services for temporary employees, reductions in other general and administrative expenses, and a reduction in legal fees.

Loss from Operations

The Company incurred a net operating loss from operations of $0.1 million for the three months ended September 30, 2020, compared with a net operating loss of $0.3 million for the three months ended September 30, 2019. The decrease in the net loss primarily reflects the impact of the Company’s lower costs of goods sold and SG&A expenses in the three months ended September 30, 2020, compared to the same period last year. The Company incurred a net loss from operations for the nine months ended September 30, 2020 and 2019, of $0.3 million and $0.6 million, respectively. The decrease in the net loss from operations is due to lower cost of goods sold and SG&A expenses.

Other Income and Expense

There was no significant change in net interest expense for the three months ended September 30, 2020, compared to the same period in 2019. Although the Company incurred additional debt of $1.0 million due to the loan (the “PPP Loan”) received under the Paycheck Protection Program (the “PPP”), interest has not accrued on this loan and there was no other significant change in the Company’s borrowings. For the nine months ended September 30, 2020, other expense was slightly lower than the nine months ended September 30, 2019, due to the reduction in interest expense.

Income Taxes

For the three months and nine months ended September 30, 2020 and 2019, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes. For the three and nine months ended September 30, 2020 and 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Loss

The Company had a net loss of $0.2 million for the three months ended September 30, 2020, compared to a net loss of $0.3 million for the three months ended September 30, 2019. The change primarily reflects the decrease in cost of goods sold coupled with the decrease in SG&A expenses for the three months ended September 30, 2020, compared to the 2019 period. For the nine months ended September 30, 2020 and 2019, the Company recorded a net loss of $0.5 million and $0.7 million, respectively, primarily reflecting lower cost of goods sold and SG&A expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures. The Company received proceeds from the PPP Loan of approximately $1.0 million in May 2020.

As of September 30, 2020, and December 31, 2019, the Company had cash and cash equivalents of $1.6 million and $1.0 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three-year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of September 30, 2020, the Company had accrued interest in the amount of $75,000 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(153)	$(11)
Net cash used in investing activities	(159)	(291)
Net cash provided by (used in) financing activities	966	(71)
Net increase (decrease) in cash and cash equivalents	$654	$(373)

Net cash used in operating activities was $153,000 for the nine months ended September 30, 2020, compared to $11,000 for the same period last year. The net cash used operating activities in the nine months ended September 30, 2020, resulted primarily from the loss incurred for the period and an increase inventory and a decrease in accounts payable offset by an increase in contract liabilities. Net cash used in operating activities in the nine months ended September 30, 2019, resulted primarily from the net loss incurred for the period offset by a reduction in accounts receivable.

Net cash used in investing activities was $159,000 during the nine months ended September 30, 2020, compared to $291,000 in the same period last year reflecting capital expenditures incurred for both periods.

Net cash provided by financing activities reflects the PPP Loan proceeds received during the nine months ended September 30, 2020.

Overall, cash and cash equivalents increased by $654,000 for the nine months ended September 30, 2020, and decreased $373,000 in the nine-month period ending September 30, 2019.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Note dated July 22, 2020, held by Clarex, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)**

4.2	Note dated July 22, 2020 held by Welland, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)**

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: November 13, 2020