Form 10-K
period 2020-12-31
Inrad Optics, Inc.
filed 2021-03-31
CIK 719494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Common stock, par value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,762,963. (For purposes of determining this amount, only directors, executive officers and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 30, 2021 – 13,820,328 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Inrad Optics, Inc.

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise, except as otherwise required by law.

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

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal-based devices and associated instrumentation. The majority of crystals, crystal components and laser devices are used in laser systems, defense and security EO systems, medical lasers and research and development applications by engineers within corporations.

The following table summarizes the Company’s net sales by product categories during the past two years. Laser Devices/Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2020		2019
Category (In thousands)	Net Sales	%	Net Sales	%
Optical Components	$8,341	92.6	$8,796	87.9
Laser Devices/Instrumentation	667	7.4	1,212	12.1
Total	$9,008	100.0	$10,008	100.0

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

The Metal Optics product line is a fully integrated precision metal optics and optical assembly operation which employs high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium, and stainless steel. The Metal Optics product line offers opto-mechanical design and assembly services as part of its manufactured deliverables and can support prototyping through production of arc-second accuracy polygons, diamond machined precision aspheres, large and small metal mirrors, low RMS surface finish polished mirrors, planar mirrors, reflective Porro prisms, and thermally stable optical mirrors. Plating specialties include void-free gold and electroless nickel.

b)           UV Filter Optical Components

This product line consists of crystals and crystal devices including UV filter materials of both patented and proprietary formulations with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors.

Laser Devices/Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value-added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, Pockels cells, and wavelength conversion instruments. In addition to the filter materials used in the UV Filter Optical components described above, current materials produced include beta barium borate (BBO), lithium niobate, potassium dideuterium phosphate, potassium dihydrogen phosphate, Stilbene, and zinc germanium diphosphide. Applications for these materials include defense, homeland security, industrial processing lasers and surgical lasers.

The Crystals and Devices manufacturing team is also engaged in ongoing research and development efforts to develop new materials for evolving applications. Some of the major products produced for the photonics marketplace include:

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

In 2020 and 2019, the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2020		2019
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,916	43.5	$3,710	37.0
Process Control & Metrology	3,328	36.9	4,189	41.9
Laser Systems	667	7.4	1,212	12.1
Scientific / R&D	1,097	12.2	897	9.0
Total	$9,008	100.0	$10,008	100.0

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

Sales in the aerospace and defense market represented approximately 43.5% and 37.0% of sales in 2020 and 2019, respectively. Sales increased by approximately $0.2 million, or 5.6% from 2019. The increase in sales is primarily due to the increase in military and defense spending in 2020.

The Company believes that the aerospace and defense sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor wafer inspection, nanoscale surface defect analysis, and optical sensing systems

Sales in the Process Control and Metrology (PC&M) market decreased by approximately $0.9 million, or 20.6% in 2020, compared to 2019, and represented 36.9% and 41.9% of sales in 2020 and 2019 respectively. Decreased sales to two OEM customers resulted in the decrease in 2020.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued growth opportunities which match its capabilities in precision optics, crystal products, and monochromators However, COVID-19-related temporary customer shutdowns impacted the sales in this market during 2020. Stronger bookings in the second half of 2020 indicate a rebound for our products in the PC&M market.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers, which the Company serves as an OEM supplier of standard and custom optical components and laser accessories. The Company also serves a number of smaller customers in other niche markets and international distributors.

Sales in this market were 7.4% of total sales in 2020 compared to 12.1% of total sales in 2019. The decrease of approximately $0.5 million, or 45%, from the prior year was due the sharp reduction in demand for products serving the laser markets and excess inventory in the distribution channel.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that same market internationally. Sales to customers within the Scientific / R&D market consist primarily of x-ray monochromators, non-linear crystals for laser research, and Pockels cells. Sales in 2020 increased approximately $0.2 million, or 22.3%, and as a percentage of total sales increased from 9.0% in 2019 to 12.2% in 2020 due to demand for our monochromators as a result of expanded applications in the R&D market.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2020, the Company’s sales to its top three customers accounted for 30.6% of sales. These customers included a two U.S. based defense contractors of electro-optical systems for U.S. and foreign governments and one OEM manufacturer of process control and metrology equipment. These customers represented 17.1%, 7.0%, and 6.5% of total sales during the year.

Sales to the Company’s top five customers represented approximately 43.0% and 47.2% of sales, in 2020 and 2019, respectively.   All these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 29.4% and 31.9% of product sales in 2020 and 2019, respectively.

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

Independent sales agents are used in major non-U.S. markets, including the United Kingdom, the European Union, Israel, and Japan.

Sales and marketing efforts are coordinated by the Vice President, Sales and Marketing, to promote our product lines through various means including, participation in trade shows, internet-based marketing, media and non-media advertising and promotions, customer visits, and management of international sales representatives and distributors. Our sales efforts were significantly impacted by COVID-19-related government mandates and limitations on travel.

Backlog

The Company’s order backlog at December 31, 2020, was $5.9 million. The Company’s order backlog as of December 31, 2019, was $5.1 million.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2021. However, our backlog at any given date may consist of orders with delivery schedules that extend beyond 12 months into the future.

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

Human Capital

We believe that each employee contributes to our culture of integrity, innovation, and teamwork.

We offer a variety of benefits such as health insurance, paid and unpaid leave, retirement, life and disability/accident coverage as applicable.

Our commitment to diversity and inclusion is an important driver of company performance.

Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Our manufacturing facility is in Northvale, NJ, where we maintain high standards of workplace safety and employee protection. We have also been demonstrating a focus on health and safety in our response to the COVID-19 pandemic, including work-from-home flexibility and requiring those who may be sick to stay home. Measures adopted onsite include multiple COVID-19 safety protocols, such as social distancing, use of personal protective equipment, enhanced cleaning practices, regular internal communication regarding impacts of the COVID-19 pandemic, daily health certifications, and restrictions on domestic and international travel.

For our manufacturing activities, the speed at which we can recruit, train and deploy quality new and replacement personnel is an important part of our ability to ramp up and maintain our production capacity. We rely upon both employees and resources from staffing firms to meet our needs for direct labor. We face strong competition from companies in a variety of technology fields to secure the engineering and fabrication talent that we require.

As of the close of business on March 29, 2021, the Company had 51 full-time employees.

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

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. The risks described below are those we currently consider to be material. However, there may be other risks, which we now consider immaterial, or which are unknown or unpredictable, with respect to our business, the markets in which we operate, our competition, the regulatory environment or otherwise that could have a material adverse effect on our business, financial condition, or results of operations.

a)	The Company has a history of losses

We recorded a net loss of $0.8 million for each of the years ended December 31, 2020 and 2019. Our history of losses has had an adverse effect on our working capital, total assets, and shareholders’ equity. We are unable to predict, with certainty, whether we will be profitable after 2020, and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations, and cash flows.

b)	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $2.6 million, net of the PPP Loan proceeds of $1.0 million forgiven in January 2021, as well as, to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

c)	A pandemic, epidemic or outbreak of an infectious disease in the United States and globally may adversely affect our business.

A pandemic, epidemic or outbreak of an infectious disease occurring in the United States and/or worldwide, may adversely affect production. The spread of an infectious disease, including the COVID-19 virus, which was declared a pandemic by the World Health Organization on March 11, 2020, may also result in the inability of our suppliers to deliver on a timely basis or at all. In addition federal, state, and local governments may curtail and restrict business activities, as well as the ability for our employees to work. Such events may result in a period of business disruption, and in reduced operations, which could materially affect our business, financial condition and results of operations. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.

The spread of COVID-19 has negatively impacted the global economy and has had an impact our operations, including the curtailment of certain of our production activities and disruptions in our supply chain. The extent to which the global coronavirus pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, and the actions to contain or treat its impact, among others. The Company continues to monitor safety protocols and enhance its business continuity plans for potential exposure in the event of infection in our offices and production facility, or in response to potential mandatory quarantines.

d)	The Company has exposure to Government Markets

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

e)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2020, five customer accounts represented approximately 43.0% of total revenues. Only one of these customers accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, or financial condition.

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

g)	The Company’s stock price may fluctuate widely

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

h)	The Company’s business success depends on its ability to recruit and retain key personnel

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

i)	Many of the Company’s customers are in cyclical industries

The Company’s business is significantly dependent on the demand its customers experience for their products. Many of their end users are in industries that historically have experienced a cyclical demand for their products. The industries include, but are not limited to, the defense electro-optics industry and the manufacturers of process control capital equipment for the semiconductor tools industry. As a result, demand for the Company’s products is subject to cyclical fluctuations, and this could have a material effect on our business, results of operations, or financial condition.

j)	The Company’s manufacturing processes require products from limited sources of supply

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

k)	The Company faces competition

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

m)	Data breach and breakdown of information and communication technologies

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

b)       Shareholders

As of March 27, 2021, there were approximately 121 shareholders of record of our Common Stock based on the `Shareholders’ Listing provided by the Company’s transfer agent. As of the same date, the Company estimates there are an additional 240 beneficial shareholders.

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

Not required.

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

Revenue Recognition

Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e., point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e., over time), which approximates the previously used percentage-of-completion method of accounting.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2020	2019
Revenues:
Product sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.1	80.1
Gross profit margin	19.9	19.9
Selling, general and administrative expenses	28.2	26.1
Operating (loss) income	(8.3)	(6.2)
Net (loss) income	(10.0)	(7.6)

Revenues

Sales were $9.0 million in 2020, a decrease of 10.0% or $1.0 million, compared to $10.0 million in 2019. Lower bookings in 2019 combined with the effects of mandatory shutdowns, customer pushouts, and reduced demand led to the decrease in sales in 2020.

Sales to the defense and aerospace market in 2020 increased 5.6%, or $0.2 million to $3.9 million from $3.7 million in 2019. Sales in the defense and aerospace market represented 43.5% and 37.0% of total sales in 2020 and 2019, respectively. The increase in military and defense spending resulted in stronger demand for our products in 2020.

Sales in the process control and metrology market decreased $0.9 million, or 20.6% to $3.3 million in 2020 from $4.2 million in 2019. Sales in the process control and metrology represented 36.9% and 41.9% of total sales in 2020 and 2019, respectively. Decreased demand for critical components in the semiconductor capital equipment market negatively impacted sales in 2020 and 2019.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $0.7 million and $1.2 million in 2020 and 2019, respectively. Overall, sales of laser devices and related products represented 7.4% and 12.1% of revenues in 2020 and 2019, respectively, a decrease of $0.5 million or 45.0%. The decrease in 2020 was due to the cancelation of orders from one international customer.

Sales to customers within the Scientific / R&D market increased in 2020 to $1.1 million from $0.9 million in 2019. The 22.3% increase is mainly due to increased orders from a national lab and billings from an SBIR contract awarded in the second quarter of 2020. As a percentage of total sales, this market represented 12.2% and 9.0% of sales in 2020 and 2019, respectively.

Bookings

The Company booked new orders totaling approximately $9.8 million in 2020. The Company’s backlog as of December 31, 2020, was $5.9 million, compared to $5.1 million as of December 31, 2019.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 80.1% for each of the years ended December 31, 2020 and 2019.

The cost of goods sold in 2020 was $7.2 million, compared to $8.0 million in 2019, a decrease of $0.8 million, mainly attributable to the decrease in sales, coupled with a change in sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2.5 million in 2020, compared to $2.6 million in 2019, a decrease of $0.1 million, or 2.9%. The decrease is attributable a significant reduction in sales and marketing related expenses, coupled with reduced recruiting and temporary employee costs, offset by an increase in the reserve for doubtful accounts and an increase in insurance costs. The reduction in sales and marketing related expenses is directly related to the protocols and restrictions on travel implemented by the Company as a result of government mandates.

As a percentage of sales, SG&A was 28.2% of sales in 2020 compared to 26.1% of sales in 2019, primarily due to lower sales in 2020.

Operating Income (Loss)

The Company had an operating loss of $0.7 million in 2020, compared to a net operating loss of $0.6 million in 2019.

Other Income and Expenses

Net interest expense was $0.2 million in each of 2020 and 2019.

Income Taxes

In 2020 and 2019, the Company did not record a current provision for either state tax or federal alternative minimum tax due to carry forward losses incurred in prior years for both income tax and financial reporting purposes.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss of $0.9 million in 2020, compared to a net operating loss of $0.8 million in 2019.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures, and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2020, and December 31, 2019, cash and cash equivalents were $1.1 million and $1.0 million, respectively.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2027.

The Company paid $0.2 million and $0.1 million for interest on the subordinated convertible promissory notes in 2020 and 2019, respectively. Accrued interest of $37,500 and $112,500 is included in Accounts payable and accrued liabilities as of December 31, 2020 and 2019, respectively.

In total, the Company paid $0.2 million of interest in each of 2020 and 2019, on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

In 2020 and 2019, the Company had capital expenditures of $0.2 million and $0.3 million, respectively. Capital spending in 2020 reflects the Company’s investment in information and technology system upgrades to address cybersecurity requirements and manufacturing equipment upgrades. The 2019 capital expenditures reflected our investments in our large diamond turning center, our in-process metrology capabilities, and the installation of a new redundant power system to support our crystal growth and IT infrastructure.

The Company had a net increase in cash of $0.2 million for the twelve months ended December 31, 2020, compared to a net decrease in cash of $0.2 million for the twelve months ended December 31, 2019.

On May 6, 2020, the Company received loan proceeds of approximately $973,000, under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a promissory note dated May 4, 2020, issued by the Company, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum, payable monthly commencing on December 4, 2020. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered 24-week period will qualify for forgiveness. Forgiveness of the PPP Loan is subject to approval by the Small Business Administration.

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$(587)	$150
Capital expenditures and purchase of precious metals	(201)	(310)
PPP Loan Proceeds	973	0
Principal payments on debt obligations	(6)	(75)

Overview of Financial Condition

The Company recorded a net loss of $0.9 million and $0.8 million for the twelve months ended December 31, 2020 and 2019, respectively. The Company’s cash and cash equivalents increased to $1.1 million from $1.0 million at December 31, 2019.

The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2022.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2020 (in thousands):

		Less than		4-5	Greater
Contractual Obligations	Total	1 Year	1-3 Years	Years	Than 5
Convertible notes payable, including interest	$2,988	150	2,838
Notes payable-other, including interest	247	39	88	46	73
PPP Loan Proceeds *	980	980
Total contractual cash obligations	$4,215	$1,169	$2,926	$46	$73

* The PPP Loan amd accrued interest were forgiven on January 21st, 2021.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2020 and 2019.

Impact of COVID-19 to Operations

We are conducting business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. Our operations are considered essential business under the Executive Orders of New Jersey’s Governor, and we cannot predict what further actions may be required by federal, state, or local authorities in the future. Nor can we predict what actions these mandates may have on our customers and suppliers. We continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

While the Company’s bookings were stronger in 2020 and sales in our aerospace and defense and scientific markets improved over last year, total sales overall were negatively impacted by business factors resulting from COVID-19 and governmental restrictions, including disruptions to our customers’ and suppliers’ operations. Our sales and marketing efforts were negatively impacted due to travel and other operational restrictions. The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

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

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2020, are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements.

Reference is made to the Index to Financial Statements commencing on Page 20.

(a) (2)    Financial Statement Schedule.

Reference is made to the Index to Financial Statements on Page 20. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.2	By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010)
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Note dated July 22, 2020, held by Clarex, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.3	Note dated July 22, 2020 held by Welland, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.2	2020 Equity Compensation Program *
10.3	Proposal to Renew and Extend Lease dated June 1, 2015, between Inrad Optics, Inc. (“Tenant”) and S & R Costa Realty, LLP (“Landlord”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)
10.4	Amendment and Extension of Lease, dated July 8, 2019, by and between V&R Costa Management, LLC, and Inrad Optics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 30. 2021
Jan M. Winston

/s/ William J. Foote	Director	March 30. 2021
William J. Foote

/s/ Luke P. LaValle, Jr.	Director	March 30. 2021
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 30. 2021
Dennis G. Romao

/s/ N.E. Rick Strandlund	Director	March 30. 2021
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 30. 2021
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Theresa A. Balog	Chief Financial Officer, Secretary, and Treasurer	March 30. 2021
Theresa A. Balog	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As discussed in Note 1 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value.  The Company reviews the components of its inventory on a quarterly basis for products identified as surplus, slow moving or discontinued and adjusts inventory to its net realizable value as necessary. The Company’s inventory reserves are primarily based on historical, as well as projected, usage of its various inventory products. The inventory reserve at December 31, 2020 totaled $2.5 million. Net inventories at December 31, 2020 totaled $3.2 million.

Auditing management’s calculations to value inventory involved a high degree of auditor judgment due to the sensitivity of valuation methodologies and the extent of audit effort required to address the matter.

Our principal audit procedures related to the Company’s inventory valuation included the following:

•	Evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their assessment of net realizable value and their estimated reserve for slow-moving or excess inventory. We performed an analysis of the inventories’ realizable value and performed analytical testing by performing a year over year comparison of the inventory reserve by product.

•	We performed price testing on a sample of raw material inventory by comparing the carrying value of on-hand inventories to the latest purchases that occurred during the year ended December 31, 2020.

•	In order to assess the appropriateness of the valuation of work-in-progress and finished goods inventories, we performed testing on a sample of capitalized labor costs.

•	We evaluated management’s assumptions used to determine inventory absorption costs and performed a sensitivity analysis to evaluate the changes in inventory valuation that would result from changes in the assumptions.

•	Performed an observation of the Company’s physical inventory count, including independent test counts thereon.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 30, 2021

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,129,703	$950,705
Accounts receivable (net of allowance for doubtful accounts of $91,000 in 2020, and $15,000 in 2019)	824,452	1,233,081
Inventories, net	3,206,057	2,834,107
Other current assets	214,748	141,339
Total current assets	5,374,960	5,159,232

Plant and equipment:
Plant and equipment, at cost	15,191,610	14,990,773
Less: Accumulated depreciation and amortization	(14,564,186)	(14,309,992)
Total plant and equipment	627,424	680,781
Precious metals	561,909	561,910
Lease right-of-use, net	415,377	688,746
Other assets	48,421	44,577
Total Assets	$7,028,091	$7,135,246

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,288	$16,044
Accounts payable and accrued liabilities	717,537	978,184
Contract liabilities	856,802	768,243
Current portion of lease obligation	304,844	273,369
Total current liabilities	1,895,471	2,035,840

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	1,133,682	166,763
Lease obligation, net of current portion	144,228	415,377
Total liabilities	5,673,381	5,117,980

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,824,928 shares issued at December 31, 2020, and 13,735,177 shares shares issued at December 31, 2019	138,251	137,353
Capital in excess of par value	19,516,363	19,281,255
Accumulated deficit	(18,284,953)	(17,386,392)
	1,369,661	2,032,216
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	1,354,711	2,017,266
Total Liabilities and shareholders' equity	$7,028,091	$7,135,246

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Total revenue	$9,007,562	$10,007,655

Cost and expenses:
Cost of goods sold	7,218,119	8,015,148
Selling, general and administrative expenses	2,537,630	2,614,229
	9,755,750	10,629,377

(Loss) income from operations	(748,188)	(621,722)
Other expense:
Interest expense-net	(150,374)	(153,938)
Loss on exchange of precious metals	-	(438)
	(150,374)	(154,376)

(Loss) income before income taxes	(898,561)	(776,098)

Income tax (provision) benefit	-	-

Net (loss) income	$(898,561)	$(776,098)

Net (loss) income per common share - basic	$(0.07)	$(0.06)

Net (loss) income per common share - diluted	$(0.07)	$(0.06)

Weighted average shares outstanding - basic	13,762,795	13,672,235

Weighted average shares outstanding - diluted	13,762,795	13,672,235

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance - January 1, 2019	13,636,988	$136,371	$19,055,615	$(16,610,294)	$(14,950)	$2,566,742
401K contribution	98,189	982	92,605	-	-	93,587
Stock-based compensation expense	-	-	133,035	-	-	133,035
Net income December 31, 2019	-	-	-	(776,098)	-	(776,098)
Balance - December 31, 2019	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	89,751	898	123,457	-	-	124,355
Stock-based compensation expense	-	-	111,651	-	-	111,651
Net income (loss) December 31, 2020	-	-	-	(898,561)	-	(898,561)
Balance - December 31, 2020	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(898,561)	$(776,098)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	254,194	267,098
401(k) common stock contribution - non cash item	124,355	93,587
Loss on exchange of precious metals	-	438
Stock based compensation	111,651	133,035
Change in inventory reserve	(18,477)	2,910
Changes in operating assets and liabilities:
Accounts receivable	408,629	63,406
Inventories	(353,472)	178,866
Other current assets	(73,409)	39,554
Other assets	(3,844)	8,872
Accounts payable and accrued liabilities	(151,952)	30,668
Customer advances	88,558	(4,684)
Accrued interest in related party note payable	(75,000)	112,500
Total adjustments and changes	311,233	926,250
Net cash (used in) provided by operating activities	(587,328)	150,152

Cash flows from investing activities:
Capital expenditures	(200,837)	(310,066)
Net cash (used in) investing activities	(200,837)	(310,066)

Cash flows from financing activities:
Proceeds from PPP Loan	973,166	-
Principal payments on notes payable-other	(6,003)	(74,934)
Net cash provided by (used in) financing activities	967,163	(74,934)

Net increase (decrease) in cash and cash equivalents	178,998	(234,848)

Cash and cash equivalents at beginning of period	950,705	1,185,553

Cash and cash equivalents at end of period	$1,129,703	$950,705

Supplemental disclosure of cash flow information:
Interest paid	$226,513	$158,906
Income taxes paid	$-	$-
Significant non-cash activities:
Lease right-of-use asset	$-	$819,612
Exchange of precious metals	$-	$400

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2020

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

b.            Liquidity

As of December 31, 2020, the Company had working capital of $3.5 million and cash and cash equivalents of $1.1 million. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2022.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2017 and state or local income tax examinations by tax authorities for the years before 2017.

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

l.             Revenue recognition

The Company adopted the provisions of ASU 2014-09, “Revenues from Contracts with Customers (ASC 606)” on January 1, 2018, which requires recognition of revenue at the time performance obligations are satisfied. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e., point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e., over time). See Note 2.

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

o.            Advertising costs

Advertising costs included in selling, general and administrative expenses were $18,000 and $45,000 for the years ended December 31, 2020 and 2019, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2020, the Company had three customers who had sales representing 17.1%, 7.0% and 6.5% of total revenues. For the year ended December 31, 2019, the Company had three customers who had sales representing 18.5%, 14.7% and 6.1% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

r.             Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), and subsequently issued updates as part of ASU 2018-11, “Leases, Targeted Improvements.” The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted ASC 842, effective January 1, 2019. The Company entered into an amendment and extension of its building lease on July 8, 2019, retroactive to June 1, 2019, and accordingly recorded an initial right-of-use asset of $0.8 million. See Note 12a. Lease Commitments. The adoption of ASU 842 and ASU 2018-11 did not have a material impact on the Company’s statements of operations or cash flows.

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

s.	Subsequent events

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

2.	Revenue

	Years Ended December 31,
	2020		2019
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,916	43.5	$3,710	37.0
Process Control & Metrology	3,328	36.9	4,189	41.9
Laser Systems	667	7.4	1,212	12.1
Scientific / R&D	1,097	12.2	897	9.0
Total	$9,008	100.0	$10,008	100.0

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 1.8% and 3.1% of revenue for 2020 and 2019, respectively. Revenue under these long-term government contracts is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 98.2% and 96.9% of revenue for 2020 and 2019, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

Net sales by timing to transfers of goods and services is as follows:

	For the years ended
	December 31,
	2020	2019
	(in thousands)
Transfer at point in time	$8,842	$9,696
Transfer over time	166	312
Total net sales	$9,008	$10,008

3.	Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2.5 million at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Raw materials	$1,130	$1,248
Work in process, including manufactured parts and components	1,718	1,090
Finished goods	358	496
	$3,206	$2,834

4.	Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2020	2019

	(In thousands)
Office and computer equipment	$1,474	$1,345
Machinery and equipment	11,405	11,334
Leasehold improvements	2,312	2,312
	15,191	14,991
Less accumulated depreciation and amortization	(14,564)	(14,310)
	$627	$681

Depreciation expense recorded by the Company totaled approximately $254,000 and $256,000 for 2020 and 2019, respectively. No fully depreciated assets were written off in 2020, and $16,000 were written off in 2019.

The Company evaluates its property and equipment for impairment when events or circumstances indicate and impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2020, its long-lived assets were not impaired.

5.	Related Party Transactions

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2022 to April 1, 2027.

The Company paid $0.2 million and $0.1 million for interest on the subordinated convertible promissory notes in 2020 and 2019, respectively. Accrued interest of $37,500 and $112,500 is included in Accounts payable and accrued liabilities as of December 31, 2020 and 2019, respectively.

6.	Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2020	2019

	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$177	$183
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$161	$167

Other Long-Term Notes mature as follows:

Year ending December 31:
(In thousands)
2021	$16
2022	17
2023	18
2024	18
2025	19
Thereafter	89
$177

7.	Payroll Protection Program

On May 6, 2020, the Company received loan proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a promissory note, dated May 4, 2020, issued by the Company, matures on May 4, 2022, and bears interest at a rate of 1.0% per annum.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain eligible purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during a covered eight-week or twenty-four-week period qualify for forgiveness. Any forgiveness of the PPP Loan is subject to approval by the Small Business. At December 31, 2020, the PPP Loan is included in other long-term notes on the accompanying balance sheet.

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2020	2019
Trade accounts payable and accrued purchases	$454	$507
Accrued payroll	-	133
Accrued 401K company matching contribution	138	114
Accrued expenses – other	125	224
	$717	$978

9.	Income Taxes

The Company did not record a current provision for either state tax or federal tax due to losses incurred for both income tax and financial reporting purposes.

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2020	2019
Federal statutory rate	(21)%	(21)%
State statutory rate	(9)	(9)
Reduction in State rate due to tax rate change	-	-
Change in Valuation Allowance	3	2
Permanent Differences	11	14
Other	16	14
Effective income tax rate	-%	-%

At December 31, 2020 and 2019, the Company had estimated Federal net operating loss carry forwards of approximately $10.4 million and $9.3 million, respectively, and state net operating loss carry forwards of approximately $5.1 million and $5.8 million, respectively. The 2020 and 2019 net operating loss carryforwards have no expiration dates.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carry forwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited annually to a percentage (based on the risk-free interest rate) of the fair market value of the Company at the time of any such ownership change. The Company has not prepared an analysis of ownership changes, but does not believe that a greater than 50% change of ownership has occurred and such limitations would not apply to the Company.

Deferred tax assets (liabilities) are comprised of the following:

	Years Ended
	December 31,
	2020	2019
Account receivable reserves	$25	$4
Inventory reserves	692	697
Inventory capitalization	101	89
Depreciation	182	252
Loss carry forwards	2,636	2,332
Gross deferred tax assets	3,636	3,374
Valuation allowance	(3,636)	(3,374)
Net deferred tax asset	$-	$-

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2019.

On the basis of this evaluation, as of December 31, 2020, the valuation allowance was increased by $262,000. The valuation allowance decreased as of December 31, 2019, by $19,000. The company concluded it was more likely than not that it would not be able to realize a significant portion of the benefit on the deferred tax assets and adjusted the valuation allowance accordingly.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2017.

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

We do not anticipate that our unrecognized tax benefits will significantly increase in the next 12 months.

10.	Equity Compensation Program and Stock-based Compensation

a.	2020 Equity Compensation Program

On February 12, 2020, the Inrad Optics Board of Directors, adopted the Inrad Optics, Inc. 2020 Equity Compensation Program (the “2020 Program”), and received shareholder approval on June 23, 2020. The 2020 Program provides for grants of options, stock appreciation rights and restricted stock awards to employees, officers, directors, and others who render services to the Company. The 2020 Program is comprised of four parts including: (i) the Incentive Stock Option Plan which provides for grants of “incentive stock options,” (ii) the Supplemental Stock Option Plan which provides for grants of stock options that shall not be “incentive stock options,” (iii) the Stock Appreciation Rights Plan which allows the granting of stock appreciation rights and, (iv) the Restricted Stock Award Plan which provides for the granting of restrictive shares of Common Stock and restricted stock units. The 2020 Program is administered by the Compensation Committee of the Board of Directors. Under the 2020 Program, an aggregate of up to 4,000,000 shares of common stock may be granted.

b.	2010 Equity Compensation Program

The Company’s 2010 Equity Compensation Program (the “2010 Program”) provided for grants of options, stock appreciation rights and restricted stock awards to employees, officers, directors, and others who render services to the Company. The 2010 Program expired on March 23, 2020. All outstanding grants of options, stock appreciation rights and performance shares issued under the 2010 Program will remain outstanding and shall expire on the date determined by the terms of the original grant. The latest date of expiration for outstanding grants under the 2010 Program is March 23, 2030.

c.	Stock Option Expense

The Company's results for the years ended December 31, 2020 and 2019, include stock-based compensation expense for stock option grants totaling $112,000 and $133,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($29,000 and $37,000 for 2020 and 2019, respectively), and selling, general and administrative expenses ($83,000 and $96,000 for 2020 and 2019, respectively).

As of December 31, 2020, and 2019, there were $98,000 and $199,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.16 years and 1.89 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2020 and 2019, was $1.41 and $0.76, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
Expected Dividend yield	-%	-%
Expected Volatility	122.22%	126.86%
Risk-free interest rate	1.96%	2.90%
Expected term	10 years	10 years

Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2020 and 2019, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value(a)

Outstanding January 1, 2019	1,058,208	$0.64	5.58	337,997
Granted	200,000	0.79
Exercised	-	-
Expired/Forfeited	(110,941)	1.05
Outstanding December 31, 2019 (b)	1,147,267	$0.63	6.29	$718,840
Granted	22,500	1.48
Exercised	-	-
Expired/Forfeited	(18,900)	0.99
Outstanding December 31, 2020 (b)	1,150,867	$0.64	6.61	$107,573

Exercisable at December 31, 2020	940,027	$0.58	5.68	$107,573

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2020, exceeds the exercise prices of the respective options.

(b) Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2020.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2020:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2020	371,669	0.80
Granted	22,500	1.41
Vested	(183,329)	0.77
Forfeited	-	-
Non-Vested - December 31, 2020	210,840	0.89

The total weighted average grant date fair value of options vested during the years ended December 31, 2020 and 2019, was $142,000 and $109,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	402,167	5.13	$0.29	402,167	$0.29
$0.50 - $1.00	711,200	6.56	$0.79	532,860	$0.79
$1.40 - $1.80	37,500	9.89	$1.61	5,000	$1.80

11.	Net (Loss) Income per Share

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

For the year ended December 31, 2020, and 2019, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 1,150,867 common stock equivalents related to outstanding options, in addition to 2,500,000 common shares issuable upon conversion of outstanding convertible notes and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes.

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

An initial right-of-use asset of approximately $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.3 million during the year ended December 31, 2020, and is included in operating cash flows.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating and capital leases as of December 31, 2020:

Maturity of Lease Liability	(in thousands)
2021	$322
2022	143
2023	3
Total undiscounted operating and capital lease payments	468

Less: imputed interest	(19)
Present value of lease liabilities	$449

Other Information
Remaining lease term (in months)
Operating lease	17
Capital lease	26
Discount rate for operating lease	5.80%
Discount rate for capital lease	3.99%

The Company’s total rent expense for the year ended December 31, 2020 and 2019, was $0.3 million and $0.3 million, respectively.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $0.1 million in 2020 and 2019.

b.	Retirement plans

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

In 2020, the Company’s 401(k) matching contribution for employees was $138,000. This will be funded by way of a cash contribution of $34,000 and a contribution of 142,329 shares of the Company’s common stock, which will be issued to the Plan in April, 2021. In 2019, the Company’s 401(k) matching contribution for employees was $124,000. This was funded by way of a contribution of 89,751 shares of the Company’s common stock, which were issued to the Plan in June, 2020. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) Plan administrator.

13.	Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia and Japan, amounted to approximately 29.4% and 31.9% of product sales in 2020 and 2019, respectively.

The Company had sales to three major customers which accounted for approximately 30.6% of sales in 2020. One customer, a division of a major U.S. defense industry corporation that manufactures electro-optical systems for U.S. and foreign governments accounted for 17.1% of 2020 sales. The two other customers included two foreign-based manufacturers of process control and metrology equipment whose sales represented 7.0% and 6.5% of sales, respectively. For 2019, the top three customers represented 18.5%, 14.7%, and 6.1% respectively.

During the past two years, sales to the Company’s top five customers represented approximately 43.0% and 47.2%, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.	Shareholders’ Equity

a.	Common shares reserved for future issuances at December 31, 2020, are as follows:

2020 Equity compensation plan	4,000,000
2010 Equity compensation plan	1,150,867
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
9,525,867

b.	Warrants

The Company had no outstanding warrants as of December 31, 2020 and 2019.

15.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2020, due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $3.1 million compared to its carrying amount of $3.6 million as of December 31, 2020.