Form 10-Q
period 2021-03-31
Inrad Optics, Inc.
filed 2021-05-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 13, 2021, was 13,820,328.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,046,370	$1,129,703
Accounts receivable, net	1,276,262	824,452
Inventories, net	3,028,172	3,206,057
Other current assets	194,782	214,748
Total current assets	5,545,586	5,374,960

Plant and equipment:
Plant and equipment, at cost	15,205,163	15,191,610
Less: Accumulated depreciation and amortization	(14,606,560)	(14,564,186)
Total plant and equipment	598,603	627,424
Precious metals	561,909	561,909
Lease right-of-use, net	344,527	415,377
Other assets	48,421	48,421
Total Assets	$7,099,046	$7,028,091

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,288	$16,288
Accounts payable and accrued liabilities	867,271	717,536
Contract liabilities	656,142	856,802
Current portion of lease obligation	304,844	304,844
Total current liabilities	1,844,545	1,895,470

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	160,516	1,133,682
Lease obligation, net of current portion	69,637	144,228
Total liabilities	4,574,698	5,673,380

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,824,928 shares issued at March 31, 2021 and December 31, 2020	138,251	138,251
Capital in excess of par value	19,545,666	19,516,363
Accumulated deficit	(17,144,619)	(18,284,953)
	2,539,298	1,369,661
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	2,524,348	1,354,711
Total Liabilities and shareholders' equity	$7,099,046	$7,028,091

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total revenue	$2,779,548	$2,050,496

Cost and expenses:
Cost of goods sold	1,966,807	1,635,041
Selling, general and administrative expenses	608,758	701,679
	2,575,565	2,336,720

Income (loss) from operations	203,983	(286,224)
Other income (expense):
Gain on forgiveness of PPP loan	973,166	-
Interest expense-net	(36,815)	(38,263)
	936,351	(38,263)

Income (loss) before income taxes	1,140,334	(324,487)

Income tax (provision) benefit	-	-

Net income (loss)	$1,140,334	$(324,487)

Net (loss) income per common share - basic	$0.08	$(0.02)

Net (loss) income per common share - diluted	$0.08	$(0.02)

Weighted average shares outstanding - basic	13,820,328	13,730,577

Weighted average shares outstanding - diluted	14,099,251	13,730,577

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	27,980	-	-	27,980
Net income (loss) March 31, 2020	-	-	-	(324,487)	-	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	-	-	-	-	-	-
Stock-based compensation expense	-	-	29,303	-	-	29,303
Net income (loss) March 31, 2021	-	-	-	1,140,334	-	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,140,334	$(324,487)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	42,375	85,227
401K common stock contribution - non cash item	-	-
Stock based compensation	29,303	27,980
Gain on forgiveness of PPP loan	(973,166)	-
Changes in operating assets and liabilities:
Accounts receivable	(451,809)	206,839
Inventories, net	177,885	(203,773)
Other assets	19,966	26,437
Accounts payable and accrued liabilities	145,992	91,032
Contract liabilities	(200,659)	61,315
Total adjustments and changes	(1,210,113)	295,057
Net cash (used in) operating activities	(69,779)	(29,430)

Cash flows from investing activities:
Capital expenditures	(13,554)	(82,273)
Net cash (used in) investing activities	(13,554)	(82,273)

Cash flows from financing activities:
Principal payments on notes payable-other	-	(3,955)
Net cash (used in) financing activities	-	(3,955)

Net (decrease) in cash and cash equivalents	(83,333)	(115,658)

Cash and cash equivalents at beginning of period	1,129,703	950,705

Cash and cash equivalents at end of period	$1,046,370	$835,047

Supplemental disclosure of cash flow information:
Interest paid	$37,824	$1,811
Income taxes paid	$-	$-

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $91,000 at March 31, 2021, and December 31, 2020.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,779,000 and $2,489,000 at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Raw materials	$1,079	$1,130
Work in process, including manufactured parts and components	1,582	1,718
Finished goods	367	358
	$3,028	$3,206

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2021, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,585,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

For the three months ended March 31, 2020, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2021, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 476,300 shares were excluded from basic and diluted net income per common share because their effect is anti-dilutive.

For the three months ended March 31, 2020, all common stock equivalents were excluded from the computation of diluted net loss per share because their effect is anti-dilutive. This included 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes. In addition, 1,228,267 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$1,140,334	13,820,328	$0.08	$(324,487)	13,632,388	$(0.02)
Effect of dilutive securities:
Convertible Notes	-	-	-	-	-	-
Accrued Interest on Convertible Notes	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Stock Options	-	278,923	-	-	-	-
Diluted Income (Loss) Per Share:	$1,140,334	14,099,251	$0.08	$(324,487)	13,632,388	$(0.02)

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, on a prospective basis, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 1.5% and 0.0% of revenue for the three months ended March 31, 2021 and 2020, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 98.5% and 100.0% of revenue for the three months ended March 31, 2021 and 2020, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2021	2020
Aerospace & Defense	$1,176,330	$790,965
Process Control & Metrology	1,077,376	848,375
Laser Systems	114,746	303,990
Scientific / R&D	411,096	107,166
Total	$2,779,548	$2,050,496

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended
	March 31,
	2021	2020
Transfer at point in time	$2,739,329	$2,050,496
Transfer over time	40,219	-
Total net sales	$2,779,548	$2,050,496

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at March 31, 2021 or 2020. At March 31, 2021 and 2020, there was no remaining revenue to be recognized from the long-term government contracts.

On March 31, 2021, the Company had approximately $7.9 million of performance obligations, which is also referred to as backlog. Approximately 17.0% of the March 31, 2021, backlog is related to projects that will extend beyond March 31, 2022.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)	Stock Option Expense

The Company's results of operations for the three months ended March 31, 2021 and 2020, include stock-based compensation expense for stock option grants totaling $29,303 and 27,980, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Cost of sales	$7,202	$7,201
Selling, general and administrative	22,101	20,779
Total stock-based compensation expense	$29,303	$27,980

As of March 31, 2021 and 2020, there were $211,000 and $181,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.57 and 1.12 years, respectively.

There were 200,000 stock options granted during the three months ended March 31, 2021, and 22,500 stock options granted during the three months ended March 31, 2020. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Expected Dividend yield	-%	-%
Expected Volatility	106%	122%
Risk-free interest rate	0.86%	1.96%
Expected term	10 years	10 years

b)	Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three months ended March 31, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2021	1,150,867	$0.64	6.61	$107,573
Granted	200,000	0.62
Exercised	-	-
Expired/Forfeited	(72,400)	0.98
Outstanding March 31, 2021	1,278,467	$0.62	6.47	$218,520
Exercisable at March 31, 2021	998,465	$0.60	5.85	$200,520

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2020:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2021	210,840	0.89
Granted	200,000	0.57
Vested	(130,837)	0.90
Forfeited	-	-
Non-Vested - March 31, 2021	280,003	0.69

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2020, in February 2021. 142,329 common shares of Inrad Optics, Inc. and cash of $42,000 are to be contributed to the Plan in May, 2021.

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

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$176	$177
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$160	$161

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

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan.

NOTE 8 – LEASE AMENDMENT

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

An initial right-of-use asset of $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, office lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during the three months ended March 31, 2021, and is included in operating cash flows.

Operating lease costs were $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 – IMPACT OF COVID-19

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

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues. The Company’s estimates also include the amount and timing of future taxable income in determining the valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2020.

Impact of COVID-19

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

Sales in the three months ended March 31, 2021 have improved over sales for the three months ended March 31, 2020, due in part to the stronger bookings in 2020. Total sales for the year ended December 31, 2020 were negatively impacted by business factors resulting from COVID-19 and governmental restrictions, including disruptions to our customers’ and suppliers’ operations. Our sales and marketing efforts were negatively impacted due to travel and other operational restrictions. While the Company has seen improved results, the total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

Results of Operations

Inrad Optics, Inc. is a vertically integrated optical components and subsystems manufacturer focused in three areas: Crystal-based Optical Components and Assemblies, Custom Optical Components from both glass and metal, and Optical and Opto-mechanical assemblies.

The Crystal-based Optical Components and Devices category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. The majority of crystal components and assemblies manufactured are used in laser systems, defense EO systems, medical lasers and R&D applications by engineers within corporations, universities and national laboratories.

The Optical Components and Assembly categories are focused on custom optics manufacturing. The Company specializes in high-end precision components and assemblies. It develops, manufactures and delivers precision custom optics, optical assemblies and opto-mechanical assemblies through its advanced manufacturing operations. Glass, metal, and single-crystal substrates are processed using complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. The majority of custom optical components and assemblies, along with thin film coatings, are used in inspection applications, process control systems, defense and aerospace electro-optical systems, laser system applications, industrial scanners, and medical system applications.

The Company operates a manufacturing facility in Northvale, New Jersey and has its corporate offices in the same location.

Revenue

Sales for the three months ended March 31, 2021, were $2.8 million, an increase of 35.6%, or $0.7 million, compared to $2.1 million for the three months ended March 31, 2020.

Sales to the defense/aerospace market increased by $0.4 million or 48.7% to $1.2 million in the three months ended March 31, 2021, compared to $0.8 million for the three months ended March 31, 2020. The increase in sales in the defense/aerospace market reflects stronger demand in this market.

Process control and metrology (“PC&M”) sales were $1.1 million for the three months ended March 31, 2021, an increase of $0.3 million, or 27.0%, from $0.8 million for the three months ended March 31, 2020. The increase in demand, particularly in the semi-conductor industry, has contributed to the increase in sales in the PC&M market for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

For the three months ended March 31, 2021, sales to customers in the laser systems market were $0.1 million, compared to $0.3 million for the three months ended March 31, 2020. Sales declined due to reduced deliveries of electro-optical crystals to one customer.

Sales to customers in the Scientific/R&D market were $0.4 million for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020. The increase in sales in the Scientific/R&D market is attributable to the completion of a federal government R&D contract received during the three months ended March 31, 2021.

For each of the three-month periods ended March 31, 2021 and 2020, only one customer represented 10% or more of revenues.

The Company’s top five customers represented 51.5% of sales in the three-month period ended March 31, 2021, compared to 49.7% in the same period in 2020.

Orders booked during the first three months of 2021, totaled $4.7 million, compared to $3.1 million for the same period last year, an increase of 51.5%. Order backlog at March 31, 2021 and 2020, was $7.9 million and $6.3 million, respectively.

Cost of Goods Sold

For the three months ended March 31, 2021 and 2020, cost of goods sold was $2.0 million, and $1.6 million, or 70.8% and 79.7% of total revenues, respectively. Cost of goods sold increased as a result of higher sales year over year, but decreased as a percentage of sales overall. The decrease as a percentage of sales is due largely to a reduction in inventory adjustments, overhead and other manufacturing related costs.

Gross profit for the three months ended March 31, 2021, was $0.8 million or 29.2% of sales, compared to $0.4 million or 20.3% of sales in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2021, amounted to $0.6 million, or 21.9% of sales compared to $0.7 million, or 34.7% of sales, for the same period a year ago. The decrease in SG&A expenses reflects a reduction in the charges related to uncollectible accounts, benefits costs, and sales and marketing costs, offset by an increase in insurance and sales commissions.

Income (Loss) from Operations

The Company had operating income of $0.2 million for the three months ended March 31, 2021, compared with a net loss from operations of $0.3 million for the three months ended March 31, 2020. The increase in operating income reflects the impact of the Company’s higher sales in the three months ended March 31, 2021, compared to the same period last year, coupled with a reduction in related cost of goods sold and SG&A costs.

Other Income (Expense)

Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million. There was no significant change in net interest expense for the three months ended March 31, 2021, compared to the same period in 2020.

Income Taxes

For the three months ended March 31, 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes. For the three months ended March 31, 2020, the Company did not record a current provision for either state tax or federal tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had net income of $1.1 million for the three months ended March 30, 2021, compared to a net loss of $0.3 million for the three months ended March 31, 2020. The result reflect higher sales, lower SG&A costs, and the gain resulting from the PPP loan forgiveness.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $1.0 million and $1.1 million, respectively.

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

The following table summarizes net cash (used in) operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash (used in) operating activities	$(70)	$(29)
Net cash (used in) investing activities	(14)	(82)
Net cash (used in) financing activities	-	(4)
Net (decrease) in cash and cash equivalents	$(83)	$(116)

Net cash used in operating activities was $70,000 for the three months ended March 31, 2021, compared to net cash used in operating activities of $29,000 in the same period last year. The net cash used in operating activities in the three months ended March 31, 2021, resulted primarily from operating income, a reduction in inventories, and an increase in accounts payable, offset by the gain on the forgiveness of the PPP loan, an increase in accounts receivable and a reduction in contract liabilities.

Net cash used in investing activities was $14,000 during the three months ended March 31, 2021, compared to $82,000 in the same period last year reflecting capital expenditures in both periods.

Overall, cash and cash equivalents decreased by $ 83,000 and $116,000 for the three months ended March 31, 2021 and 2020, respectively.

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

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the three months ended March 31, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least May 13, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Date: May 13, 2021