Form 10-Q
period 2021-06-30
Inrad Optics, Inc.
filed 2021-08-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 13, 2021, was 13,967,257.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,494,346	$1,129,703
Accounts receivable, net	1,024,229	824,452
Inventories, net	3,078,824	3,206,057
Other current assets	102,340	214,748
Total current assets	5,699,739	5,374,960

Plant and equipment:
Plant and equipment, at cost	15,205,646	15,191,610
Less: Accumulated depreciation and amortization	(14,629,031)	(14,564,186)
Total plant and equipment	576,615	627,424
Precious metals	561,909	561,909
Lease right-of-use, net	272,645	415,377
Other assets	48,421	48,421
Total Assets	$7,159,329	$7,028,091

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long term notes	$16,288	$16,288
Accounts payable and accrued liabilities	589,067	717,536
Contract liabilities	547,056	856,802
Current portion of lease obligation	298,821	304,844
Total current liabilities	1,451,232	1,895,470

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	166,053	1,133,682
Lease obligation, net of current portion	—	144,228
Total liabilities	4,117,285	5,673,380

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,967,257 shares issued at June 30, 2021, and 13,824,928 shares issued at December 31, 2020	139,674	138,251
Capital in excess of par value	19,687,223	19,516,363
Accumulated deficit	(16,769,903)	(18,284,953)
	3,056,994	1,369,661
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	3,042,044	1,354,711
Total Liabilities and shareholders' equity	$7,159,329	$7,028,091

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Total sales revenue	$2,881,751	$2,523,990	$5,661,299	$4,574,485

Cost and expenses:
Cost of goods sold	1,824,001	1,784,192	3,790,808	3,419,232
Selling, general and administrative expenses	638,691	676,046	1,247,449	1,377,725
	2,462,692	2,460,238	5,038,257	4,796,957

Income (loss) from operations	419,059	63,752	623,042	(222,472)
Other expense:
Gain on forgiveness of PPP loan	—	—	973,166	—
Interest expense-net	(44,343)	(37,957)	(81,158)	(76,220)
	(44,343)	(37,957)	892,008	(76,220)

Income (loss) before income taxes	374,716	25,795	1,515,050	(298,692)

Income tax (provision) benefit	—	—	—	—

Net income (loss)	$374,716	$25,795	$1,515,050	$(298,692)

Net income (loss) per common share - basic	$0.03	$0.00	$0.11	$(0.02)

Net income (loss) per common share - diluted	$0.03	$0.00	$0.11	$(0.02)

Weighted average shares outstanding - basic	13,844,050	13,745,536	13,827,106	13,734,851

Weighted average shares outstanding - diluted	14,128,491	14,145,909	14,103,797	13,734,851

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,980	—	—	27,980
Net income (loss) March 31, 2020	—	—	—	(324,487)	—	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

401K contribution	89,751	898	123,457	—	—	124,355
Stock-based compensation expense	—	—	28,157	—	—	28,157
Net income (loss) June 30, 2020	—	—	—	25,795	—	25,795
Balance, June 30, 2020	13,824,928	$138,251	$19,460,849	$(17,685,084)	$(14,950)	$1,899,066

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,303	—	—	29,303
Net income (loss) March 31, 2021	—	—	—	1,140,334	—	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

401K contribution	142,329	1,423	101,926	—	—	103,349
Stock-based compensation expense	—	—	39,631	—	—	39,631
Net income (loss) June 30, 2021	—	—	—	374,716	—	374,716
Balance, June 30, 2021	13,967,257	$139,674	$19,687,223	$(16,769,903)	$(14,950)	$3,042,044

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,515,050	$(298,692)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	64,845	138,287
401K common stock contribution - non cash item	103,349	124,355
Stock based compensation	68,934	56,137
Gain on forgiveness of PPP loan	(973,166)	—
Capitalized interest on promissory note	5,538	—
Changes in operating assets and liabilities:
Accounts receivable	(120,917)	178,382
Inventories, net	127,232	(383,589)
Other assets	112,408	47,288
Accounts payable and accrued liabilities	(135,989)	83,379
Contract liabilities	(388,605)	258,613
Total adjustments and changes	(1,136,371)	502,852
Net cash provided by operating activities	378,679	204,160

Cash flows from investing activities:
Capital expenditures	(14,036)	(100,081)
Net cash (used in) investing activities	(14,036)	(100,081)

Cash flows from financing activities:
Proceeds from PPP Loan	—	973,166
Principal payments on notes payable-other	—	(6,567)
Net cash provided by financing activities	—	966,599

Net increase in cash and cash equivalents	364,643	1,070,678

Cash and cash equivalents at beginning of period	1,129,703	950,705

Cash and cash equivalents at end of period	$1,494,346	$2,021,383

Supplemental disclosure of cash flow information:
Interest paid	$83,070	$3,043
Income taxes paid	$—	$—

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $91,000 at June 30, 2021 and December 31, 2020.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,829,000 and $2,489,000 at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Raw materials	$973	$1,130
Work in process, including manufactured parts and components	1,488	1,718
Finished goods	618	358
	$3,079	$3,206

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

On the basis of this evaluation as of June 30, 2021, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,480,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2021, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

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

For the three and six months ended June 30, 2021, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 190,000 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and six months ended June 30, 2020, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 368,400 and 1,160,567 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted income (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$374,716	13,844,050	$0.03	$25,795	13,745,536	$0.00
Effect of dilutive securities:	—	—	—	—	—	—
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	284,441	—	—	400,373	—
Diluted Income (Loss) Per Share:	$374,716	14,128,491	$0.03	$25,795	14,145,909	$0.00

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income (Loss) Per Share:
Net Income (Loss)	$1,515,050	13,827,106	$0.11	$(298,692)	13,734,851	$(0.02)
Effect of dilutive securities:	—	—	—	—	—	—
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	276,691	—	—	—	—
Diluted Income (Loss) Per Share:	$1,515,050	14,103,797	$0.11	$(298,692)	13,734,851	$(0.02)

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance was effective for entities with fiscal years beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SALES REVENUE

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 0.7% of revenue for the three and six months ended June 30, 2021, and 0%of revenue for the three and six months ended June 30, 2020. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 99.3% and 100% of revenue for the six months ended June 30, 2021 and 2020, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Aerospace & Defense	$1,055,936	$940,727	$2,232,266	$1,820,639
Process Control & Metrology	1,171,856	1,093,022	2,249,232	1,945,397
Laser Systems	276,483	150,451	391,229	361,493
Scientific / R&D	377,476	339,790	788,572	446,956
Total	$2,881,751	$2,523,990	$5,661,299	$4,574,485

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Transfer at point in time	$2,881,751	$2,523,990	$5,621,080	$4,574,485
Transfer over time	—	—	40,219	—
Total net sales	$2,881,751	$2,523,990	$5,661,299	$4,574,485

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at June 30, 2021 or 2020. The Company had no remaining revenue to be recognized from long-term government contracts at June 30, 2021 or 2020.

On June 30, 2021, the Company had approximately $9.4 million of performance obligations, which is also referred to as backlog. Approximately 12.9% of the June 30, 2021 backlog, is related to projects that will extend beyond June 30, 2022.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company's results of operations for the three months ended June 30, 2021 and 2020, include stock-based compensation expense for stock option grants totaling $39,631 and $28,157, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense for stock option grants totaled $68,934 and $56,137, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales	$8,750	$7,201	$15,952	$14,402
Selling, general and administrative	30,881	20,956	52,982	41,735
Total stock-based compensation expense	$39,631	$28,157	$68,934	$56,137

As of June 30, 2021 and 2020, there were $171,000 and $153,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.57 years and 1.16 years, respectively.

There were 200,000 stock options granted during the six months ended June 30, 2021, and 22,500 stock options granted during the six months ended June 30, 2020. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021		2020
Expected Dividend yield	—%		—%
Expected Volatility	106%		122%
Risk-free interest rate	0.86%		1.96%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six months ended June 30, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2021	1,150,867	$0.64	6.61	$107,573
Granted	200,000	0.62
Exercised	—	—
Expired/Forfeited	(72,400)	0.98
Outstanding June 30, 2021	1,278,467	$0.62	6.81	$258,107

Exercisable at June 30, 2021	998,465	$0.59	5.85	$229,707

The following table represents non-vested stock options granted, vested and forfeited for the three months ended June 30, 2021:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2021	210,840	0.89
Granted	200,000	0.57
Vested	(130,838)	0.90
Forfeited	—	—
Non-Vested - June 30, 2021	280,002	0.66

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2020, in February 2021. A total of 142,329 common shares of Inrad Optics, Inc. and $42,000 were contributed to the Plan in June, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of June 30, 2021, the Company had accrued interest in the amount of $37,500 associated with these notes.

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$182	$177
Less current portion	(16)	(16)
PPP Loan	—	973
Long-term debt, excluding current portion	$166	$1,134

NOTE 7 – PAYROLL PROTECTION PROGRAM

On May 6, 2020, the Company received loan  proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which was in the form of a promissory note, dated May 4, 2020, issued by the Company, originally matured on May 4, 2022, and bore an interest at a rate of 1.0% per annum.

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

On January 19, 2021, the Company received notification from the Small Business Administration that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan.

NOTE 8 – LEASES

Maturities of lease liabilities as of June 30, 2021, were as follows:

(in thousands)
2021 (Remaining)	$161
2022	144
2023 and beyond	3
Total undiscounted lease payments	308

Less: imputed interest	(9)
Present value of lease liabilities	$299

The Company’s lease liabilities consist of a financing lease for certain computer equipment and an operating lease for the Company’s facility. Operating lease costs were $0.1 and $0.2 million during the three and six months ended June 30, 2021, respectively.

NOTE 9 – IMPACT OF COVID-19

We are conducting business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. We cannot predict what actions may be required by federal, state, or local authorities in the future, nor can we predict what actions any new mandates may have on our customers and suppliers. We continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders.  The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A and 7 of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

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

Impact of COVID-19

We are conducting business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. We cannot predict what actions may be required by federal, state, or local authorities in the future, nor can we predict what actions any new mandates may have on our customers and suppliers. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results. We will continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

Total sales for the year ended December 31, 2020 were negatively impacted by business factors resulting from COVID-19 and governmental restrictions, including disruptions to our customers’ and suppliers’ operations. Our sales and marketing efforts were negatively impacted due to travel and other operational restrictions. While the Company has seen improved results, the total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results in the future.

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

The Company operates a manufacturing facility in Northvale, New Jersey. Its corporate offices are located in the same facility.

Sales Revenue

Sales for the three months ended June 30, 2021, were $2.9 million, an increase of 14.2%, or $0.4 million, compared to $2.5 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, sales were $5.7 million, an increase of 23.8%, or $1.1 million, compared to sales of $4.6 million for the six months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, sales to the defense/aerospace market were $1.1 million and $0.9 million, respectively. For the six months ending June 30, 2021 and 2020, sales to the defense/aerospace market were $2.2 million and $1.8 million, respectively. The increase in sales in the three months and six months ended June 30, 2021, of $0.2 million, or 22.2% and $0.4 million, or 22.6%, respectively, reflect a continued increase in demand in this market.

Process control and metrology (“PC&M”) sales were $1.2 million for the three months ended June 30, 2021, an increase of $0.1 million, or 0.7%, from $1.1 million for the three months ended June 30, 2020, reflecting stronger sales in the semi-conductor industry. For the six months ended June 30, 2021, sales increased 15.6% or $0.3 million to $2.3 million from $2.0 million for the six months ended June 30, 2020. Sales in the PC&M market continue to increase due to demand in the semi-conductor industry.

For the three months ended June 30, 2021 and 2020, sales to customers in the laser systems market were $0.3 million and $0.2 million, respectively. The increase of $0.1 million, or 83.8%, reflects an increase in demand for laser-based products. Sales for the six months ended June 30, 2021 and 2020, were $0.4 million in each period.

Sales to customers in the Scientific/R&D market were $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.1 million, or 11.1%. The increase reflects stronger demand from national laboratories. For the six-month period ending June 30, 2021, sales increased $0.4 million to $0.8 million, compared to $0.4 million for six months ended June 30, 2020. The increase in sales for the six-month period ending June 30, 2021, largely reflects the revenues from a federal government R&D contract completed in the first quarter of 2021.

For each of the three months ended June 30, 2021 and 2020, three customers represented 10% or more of sales. For the six months ended June 30, 2021, two customers represented 10.0% or more of sales, compared to one customer representing 10.0% of sales for the six months ended June 30, 2020.

The Company’s top five customers represented 57.4% of sales in the three-month period ended June 30, 2021, compared to 50.9% in the same period in 2020. For the six-month period ended June 30, 2021 and 2020, the Company’s top five customers represented 50.0% and 44.4% of sales, respectively.

Orders booked during the first six months of 2021, totaled $9.1 million, compared to $5.9 million for the same period last year. Order backlog at June 30, 2021 and 2020, was $9.4 million and $6.4 million, respectively.

Cost of Goods Sold

For the three months ended June 30, 2021 and 2020, cost of goods sold was $1.8 million and $1.8 million, or 63.3% and  70.7% of total revenues, respectively. Cost of goods sold in the three-month period ending June 30, 2021, was lower as a percentage of sales due to lower material and services costs, indirect labor costs, and employee related costs. Direct labor, manufacturing expenses were higher in the three-month period ending June 30, 2021. Cost of goods sold for the six months ended June 30, 2021 and 2020, were $3.8 million and $3.4 million, respectively. Cost of goods sold increased 10.9% or $0.4 million reflecting higher material and outside services costs, direct labor, and manufacturing expenses, offset by a decrease in employee related costs and indirect labor.

Gross profit for the three months ended June 30, 2021, was $1.1 million or 36.7% of sales, compared to $0.7 million or 29.3% of sales in the same quarter last year. Gross profit for the year-to-date period ending June 30, 2021, was $1.9 million or 33.0% of sales, an increase of $0.7 million, compared to $1.2 million or 25.3% of sales, for the six-month period ending June 30, 2020. The increase in gross profit for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is due to higher sales revenues combined with material costs reflective of sales mix and lower employee related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.6 million in the three months ended June 30, 2021, or 22.2% of sales and 0.7 million, or 26.8% of sales, in the three months ended June 30, 2020. The decrease in SG&A expenses in the three months ended June 30, 2021, reflects a reduction in travel and entertainment costs, marketing related costs due to restrictions on travel related to COVID-19, and employee related expenses. SG&A expenses for the six-month period ending June 30, 2021 and 2020, were $1.2 million, or 22.0% of sales, and $1.4 million or 30.1% of sales, respectively. The decrease in SG&A expenses for the year-to-date period reflects a reduction in travel and entertainment costs, marketing related costs due to restrictions on travel related to COVID-19, and employee related expenses.

Income (Loss) from Operations

The Company realized net income from operations of $0.4 million for the three months ended June 30, 2021, compared with net income from operations of $0.1 million in the three months ended June 30, 2020. The increase in income primarily reflects an increase in sales coupled with lower SG&A expenses. The Company incurred net income from operations of $0.6 million for the six months ended June 30, 2021,compared to a net loss from operations for the six months ended June 30, 2020, of $0.2 million. The increase in net income from operations is primarily due to an increase in revenues coupled with a decrease in SG&A expenses.

Other Income and Expense

There was no significant change in net interest expense for the three months or six months periods ended June 30, 2021 compared to the same periods ended June 30, 2020. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million in the six months ended June 30, 2021.

Income Taxes

For the three months and six months ended June 30, 2021, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

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

Net Income (Loss)

The Company had a net income of $0.4 million for the three months ended June 30, 2021, compared to net income of less than $0.1 million for the three months ended June 30, 2020. The change primarily reflects an increase in sales coupled with a reduction in SG&A costs. For the six months ended June 30, 2021, the Company recorded net income of $1.5 million compared to a net loss of $0.3 million for the six months ended June 30, 2020. The increase in net income reflects higher sales, lower SG&A costs, and the gain resulting from forgiveness of the PPP loan.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $1.4 million and $1.1 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three-year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of June 30, 2021, the Company had accrued interest in the amount of $37,500 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$379	$204
Net cash (used in) investing activities	(14)	(100)
Net cash provided by financing activities	—	967
Net increase in cash and cash equivalents	$365	$1,071

Net cash provided by operating activities was $379,000 for the six months ended June 30, 2021, compared to net cash provided by operating activities of $204,000 for the same period last year. The net cash provided by operating activities in the six months ended June 30, 2021, resulted primarily from operating income and a reduction in inventories and other assets, offset by the gain on the forgiveness of the PPP loan, an increase in accounts receivable and decreases in accounts payable and contract liabilities. Net cash used in operating activities during the six months ended June 30, 2020, resulted from a reduction in accounts receivable and an increase in accounts payable and contract liabilities, offset by an increase in inventory.

Net cash used in investing activities was $14,000 during the six months ended June 30, 2021, compared to $100,000 in the same period last year reflecting capital expenditures in both periods.

Net cash provided by financing activities reflects the PPP Loan proceeds received during the six months ended June 30, 2020.

Overall, cash and cash equivalents increased by $365,000 and $1,071,000 for the six months ended June 30, 2021 and 2020, respectively.

On May 6, 2020, the Company received loan proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which was in the form of a promissory note, dated May 4, 2020, issued by the Company, originally matured on May 4, 2022, and bore an interest at a rate of 1.0% per annum.

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

On January 19, 2021, the Company received notification from the Small Business Administration that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the six months ended June 30, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least the third quarter of 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: August 13, 2021