Form 10-Q
period 2021-09-30
Inrad Optics, Inc.
filed 2021-11-12
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 11, 2021, was 13,967,257.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,819,737	$1,129,703
Accounts receivable, net	1,293,081	824,452
Inventories, net	2,888,560	3,206,057
Other current assets	83,575	214,748
Total current assets	6,084,953	5,374,960

Plant and equipment:
Plant and equipment, at cost	15,232,270	15,191,610
Less: Accumulated depreciation and amortization	(14,668,346)	(14,564,186)
Total plant and equipment	563,924	627,424
Precious metals	561,909	561,909
Lease right-of-use, net	199,716	415,377
Other assets	48,421	48,421
Total Assets	$7,458,923	$7,028,091

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of other long-term notes	$16,288	$16,288
Accounts payable and accrued liabilities	655,797	717,536
Contract liabilities	694,835	856,802
Current portion of lease obligation	213,916	304,844
Total current liabilities	1,580,836	1,895,470

Related party convertible notes payable	2,500,000	2,500,000

Other long-term notes, net of current portion	166,054	1,133,682
Lease obligation, net of current portion	8,159	144,228
Total liabilities	4,255,049	5,673,380

Shareholders' equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,967,257 shares issued at September 30, 2021, and 13,824,928 shares issued at December 31, 2020	139,674	138,251
Capital in excess of par value	19,709,233	19,516,363
Accumulated deficit	(16,630,083)	(18,284,953)
	3,218,824	1,369,661
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders' equity	3,203,874	1,354,711
Total Liabilities and shareholders' equity	$7,458,923	$7,028,091

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total revenue	$2,822,767	$2,237,711	$8,484,066	$6,812,196

Cost and expenses:
Cost of goods sold	1,956,881	1,819,844	5,747,689	5,239,077
Selling, general and administrative expenses	683,347	545,272	1,930,796	1,922,996
	2,640,228	2,365,116	7,678,485	7,162,073

Income (loss) from operations	182,539	(127,405)	805,581	(349,877)
Other expense:
Gain on forgiveness of PPP loan	—	—	973,166	—
Interest expense-net	(42,719)	(36,594)	(123,877)	(112,814)
	(42,719)	(36,594)	849,289	(112,814)

Income (loss) before income taxes	139,820	(163,999)	1,654,870	(462,691)

Income tax (provision) benefit	—	—	—	—

Net income (loss)	$139,820	$(163,999)	$1,654,870	$(462,691)

Net income (loss) per common share - basic	$0.01	$(0.01)	$0.12	$(0.03)

Net income (loss) per common share - diluted	$0.01	$(0.01)	$0.12	$(0.03)

Weighted average shares outstanding - basic	13,962,657	13,820,328	13,851,957	13,750,522

Weighted average shares outstanding - diluted	14,297,879	13,820,328	14,135,274	13,750,522

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity

Balance, January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,980	—	—	27,980
Net income (loss) March 31, 2020	—	—	—	(324,487)	—	(324,487)
Balance, March 31, 2020	13,735,177	$137,353	$19,309,235	$(17,710,879)	$(14,950)	$1,720,759

401K contribution	89,751	898	123,457	—	—	124,355
Stock-based compensation expense	—	—	28,157	—	—	28,157
Net income (loss) June 30, 2020	—	—	—	25,795	—	25,795
Balance, June 30, 2020	13,824,928	$138,251	$19,460,849	$(17,685,084)	$(14,950)	$1,899,066

401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,764	—	—	27,764
Net income (loss) September 30, 2020	—	—	—	(163,999)	—	(163,999)
Balance, September 30, 2020	13,824,928	$138,251	$19,488,613	$(17,849,083)	$(14,950)	$1,762,831

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,303	—	—	29,303
Net income (loss) March 31, 2021	—	—	—	1,140,334	—	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

401K contribution	142,329	1,423	101,926	—	—	103,349
Stock-based compensation expense	—	—	39,631	—	—	39,631
Net income (loss) June 30, 2021	—	—	—	374,716	—	374,716
Balance, June 30, 2021	13,967,257	$139,674	$19,687,223	$(16,769,903)	$(14,950)	$3,042,044

401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	22,010	—	—	22,010
Net income (loss) September 30, 2021	—	—	—	139,820	—	139,820
Balance, September 30, 2021	13,967,257	$139,674	$19,709,233	$(16,630,083)	$(14,950)	$3,203,874

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,654,870	$(462,691)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	104,160	212,292
401K common stock contribution - non cash item	103,349	124,355
Stock based compensation	90,944	83,901
Gain on forgiveness of PPP loan	(973,166)	—
Capitalized interest on promissory note	5,538	—
Changes in operating assets and liabilities:
Accounts receivable	(468,629)	87,521
Inventories, net	317,497	(395,335)
Other current assets	131,173	88,473
Other assets	—	(3,842)
Accounts payable and accrued liabilities	(73,075)	(229,858)
Contract liabilities	(161,967)	341,933
Total adjustments and changes	(924,176)	309,440
Net cash provided by (used in) operating activities	730,694	(153,251)

Cash flows from investing activities:
Capital expenditures	(40,660)	(158,855)
Net cash used in investing activities	(40,660)	(158,855)

Cash flows from financing activities:
Proceeds from PPP loan	—	973,166
Principal payments on notes payable-other	—	(6,566)
Net cash provided by (used in) financing activities	—	966,600

Net increase (decrease) in cash and cash equivalents	690,034	654,494

Cash and cash equivalents at beginning of period	1,129,703	950,705

Cash and cash equivalents at end of period	$1,819,737	$1,605,199

Supplemental disclosure of cash flow information:
Interest paid	$126,584	$187,500

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $90,000 at September 30, 2021, and $91,000 at December 31, 2020.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,886,000 and $2,489,000 at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Raw materials	$1,097	$1,130
Work in process, including manufactured parts and components	1,331	1,718
Finished goods	461	358
	$2,889	$3,206

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

On the basis of this evaluation as of September 30, 2021, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,160,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2021, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months and nine months ended September 30, 2020, the Company did not record a current provision for income taxes due to losses incurred for both income tax and financial reporting purposes.

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

For the three and nine months ended September 30, 2021, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 274,300 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and nine months ended September 30, 2020, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 1,155,567 common stock options for each period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted income (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income (loss) per share:
Net income (loss)	$139,820	13,962,657	$0.01	$(163,999)	13,820,328	$(0.01)
Effect of dilutive securities:	—	—	—	—	—	—
Convertible notes	—	—	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	335,222	—	—	—	—
Diluted income (loss) per share:	$139,820	14,297,879	$0.01	$(163,999)	13,820,328	$(0.01)

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income (loss) per share:
Net income (loss)	$1,654,870	13,851,957	$0.12	$(462,691)	13,750,522	$(0.03)
Effect of dilutive securities:	—	—	—	—	—	—
Convertible notes	—	—	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	283,317	—	—	—	—
Diluted income (loss) per share:	$1,654,870	14,135,274	$0.12	$(462,691)	13,750,522	$(0.03)

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023. The Company is currently evaluating the impact of adoption on its consolidated financial statements and does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s statements of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance was effective for entities with fiscal years beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SALES REVENUE

The Company’s revenues are comprised of the sale of products and services, including products and services provided under long-term government contracts with its customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of a standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 0.5% of revenue for the three and nine months ended September 30, 2021, and 3.4% and 1.1% of revenue for the three and nine months ended September 30, 2020, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 99.5% and 98.9% of revenue for the nine months ended September 30, 2021 and 2020, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Aerospace & Defense	$604,221	$846,304	$2,833,925	$2,666,943
Process Control & Metrology	1,825,609	826,402	4,074,841	2,771,799
Laser Systems	168,201	180,253	561,992	541,746
Scientific / R&D	224,736	384,752	1,013,308	831,708
Total	$2,822,767	$2,237,711	$8,484,066	$6,812,196

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Transfer at point in time	$2,822,767	$2,161,878	$8,443,847	$6,736,363
Transfer over time	—	75,833	40,219	75,833
Total net sales	$2,822,767	$2,237,711	$8,484,066	$6,812,196

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at September 30, 2021 or 2020. The Company had no remaining revenue to be recognized from long-term government contracts at September 30, 2021 or 2020.

On September 30, 2021, the Company had approximately $9.8 million of performance obligations, which is also referred to as backlog. Approximately 5.9% of the September 30, 2021 backlog, is related to projects that will extend beyond September 30, 2022.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended September 30, 2021 and 2020, include stock-based compensation expense for stock option grants totaling $22,010 and $27,764, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense for stock option grants totaled $90,944 and $83,901, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$4,101	$7,201	$17,285	$21,604
Selling, general and administrative	17,909	20,563	73,659	62,297
Total stock-based compensation expense	$22,010	$27,764	$90,944	$83,901

As of September 30, 2021 and 2020, there were $144,878 and $125,399 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.57 years and 1.16 years, respectively.

There were 200,000 stock options granted during the nine months ended September 30, 2021, and 22,500 stock options granted during the nine months ended September 30, 2020. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2021 and 2020:

	Nine months Ended
	September 30,
	2021		2020
Expected Dividend yield	—%		—%
Expected Volatility	106%		122%
Risk-free interest rate	0.86%		1.96%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine months ended September 30, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2021	1,150,867	$0.64	6.61	$107,573
Granted	200,000	0.62
Exercised	—	—
Expired/Forfeited	(126,400)	0.81
Outstanding September 30, 2021	1,224,467	$0.64	6.81	$341,514

Exercisable at September 30, 2021	947,797	$0.62	5.81	$239,525

The following table represents non-vested stock options granted, vested and forfeited for the three months ended September 30, 2021:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2021	210,840	0.89
Granted	200,000	0.57
Vested	(130,837)	0.22
Forfeited	(3,333)	0.68
Non-Vested - September 30, 2021	276,670	0.66

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2020, in February 2021. A total of 142,329 common shares of Inrad Optics, Inc. and $42,000 were contributed to the Plan in June 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of September 30, 2021, the Company had accrued interest in the amount of $37,500 associated with these notes.

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

NOTE 8 – LEASES

Maturities of lease liabilities as of September 30, 2021, were as follows:

Maturity of Lease Liability	(in thousands)
2021 (Remaining)	$81
2022	144
2023	3
Total undiscounted lease payments	228

Less: imputed interest	(5)
Present value of operating lease liability	$223

The Company’s lease liabilities consist of a financing lease for certain computer equipment and an operating lease for the Company’s facility. Operating lease costs were $0.1 and $0.3 million during the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

Inrad Optics is a vertically integrated manufacturer specializing in glass, crystal, and metal based optical components and subassemblies. Manufacturing capabilities include crystal growth, extensive optical fabrication capacity, super-precision optical surfacing, handling of large form factor optics, precision diamond turning, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology.

The majority of the Company’s custom optical components and assemblies are used in optical inspection applications, process control systems, defense and aerospace systems, laser systems, industrial scanners, medical applications, and in physics research.

Inrad Optics’ customers include leading photonics enabled corporations in the defense, aerospace, process control and metrology sectors, as well as the U.S. Government, National Laboratories and universities worldwide.

Manufacturing, engineering and administrative operations are in a 42,000 square foot building located in Northvale, New Jersey.

Sales Revenue

Sales for the three months ended September 30, 2021, were $2.8 million, an increase of 26.1%, or $0.6 million, compared to $2.2 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, sales were $8.5 million, an increase of 24.5%, or $1.7 million, compared to sales of $6.8 million for the nine months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, sales to the defense/aerospace market were $0.6 million and $0.9 million, respectively. This 28.6% decrease of $0.3 million is the result of the timing of delivery schedules and a large program that was completed and shipped in the third quarter of 2020. For the nine months ending September 30, 2021 and 2020, sales to the defense/aerospace market were $2.9 million and $2.7 million, respectively. The increase in sales of $0.2 million, or 6.3%, reflects an increase in demand.

Process control and metrology (“PC&M”) sales were $1.8 million for the three months ended September 30, 2021, an increase of $1.0 million, or 120.9%, from $0.8 million for the three months ended September 30, 2020. The increase reflects strong sales to the semi-conductor industry. For the nine months ended September 30, 2021, sales increased 47.0% or $1.3 million to $4.1 million from $2.8 million for the nine months ended September 30, 2020. Sales in the PC&M market continue to increase due to demand in the semi-conductor industry.

For the three months ended September 30, 2021 and 2020, sales to customers in the laser systems market were $0.2 million in each period. Sales for the nine months ended September 30, 2021 and 2020, were $0.6 million and $0.5 million, respectively. The $0.1 million, or 3.7%, increase reflects an increase in demand for our laser products.

Sales to customers in the Scientific/R&D market were $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $0.2 million, or 41.6%. The decrease reflects timing of deliveries in this market. For the nine-month period ending September 30, 2021, sales increased $0.2 million to $1.0 million, compared to $0.8 million for nine months ended September 30, 2020. The increase in sales for the nine-month period ended September 30, 2021, reflects the revenues from a federal government R&D contract completed in the first quarter of 2021 and stronger sales to national laboratories.

For the three months ended September 30, 2021, three customers represented 10% or more of sales. For the three months ended September 2020, only one customer represented 10% or more of sales. For the nine months ended September 30, 2021, two customers represented 10.0% or more of sales, and for the nine months ended September 30, 2020 no customer represented 10.0% or more of sales.

The Company’s top five customers represented 67.1% of sales in the three-month period ended September 30, 2021, compared to 44.1% in the same period in 2020. For the nine-month period ended September 30, 2021 and 2020, the Company’s top five customers represented 50.5% and 37.5% of sales, respectively.

Orders booked during the first nine months of 2021, totaled $12.4 million, compared to $8.2 million for the same period last year. Order backlog at September 30, 2021 and 2020, was $9.8 million and $6.4 million, respectively.

Cost of Goods Sold

For the three months ended September 30, 2021 and 2020, cost of goods sold was $2.0 million and $1.8 million, or 69.3% and 81.3% of total revenues, respectively. Cost of goods sold in the three-month period ending September 30, 2021, was lower as a percentage of sales due to lower direct and indirect labor costs, lower employee related costs, and lower manufacturing depreciation, offset by higher material and outside service costs. Cost of goods sold for the nine months ended September 30, 2021 and 2020, were $5.7 million and $5.2 million, respectively. Cost of goods sold increased 9.7% or $0.5 million reflecting higher material and outside services costs, and manufacturing expenses and overhead, offset by a decrease in direct and indirect labor and related employee costs.

Gross profit for the three months ended September 30, 2021, was $0.9 million or 30.7% of sales, compared to $0.4 million or 18.7% of sales in the same quarter last year. Gross profit for the year-to-date period ending September 30, 2021, was $2.7 million or 32.3% of sales, an increase of $1.1 million, compared to $1.6 million or 23.1% of sales, for the nine-month period ending September 30, 2020. The increase in gross profit for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, is due to higher sales revenues combined with lower employee related costs offset by the material costs reflective of sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.7 million in the three months ended September 30, 2021, or 24.2% of sales and $0.5 million, or 24.4% of sales, in the three months ended September 30, 2020. The increase in SG&A expenses in the three months ended September 30, 2021, reflects an increase in travel and entertainment costs, and marketing costs due to the easing of travel related restrictions due to COVID-19. SG&A expenses for the nine-month period ending September 30, 2021 and 2020, were $1.9 million, or 22.8% of sales, and $1.9 million or 28.2% of sales, respectively. The decrease in SG&A expenses as a percentage of sales for the year-to-date period is reflective of reduced travel and entertainment costs as well as employee-related expenses.

Income (Loss) from Operations

The Company realized net income from operations of $0.2 million for the three months ended September 30, 2021, compared with a net loss from operations of $0.1 million in the three months ended September 30, 2020. The increase in income primarily reflects an increase in sales. The Company incurred net income from operations of $0.8 million for the nine months ended September 30, 2021, compared to a net loss from operations for the nine months ended September 30, 2020, of $0.3 million. The increase in net income from operations is primarily due to an increase in revenues and increased gross profit margins, coupled with a decrease in employee-related costs.

Other Income and Expense

There was no significant change in net interest expense for the three months or nine months periods ended September 30, 2021, compared to the same periods ended September 30, 2020. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million in the nine months ended September 30, 2021.

Income Taxes

For the three months and nine months ended September 30, 2021, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three and nine months ended September 30, 2020, the Company did not record a current provision for either state tax or federal alternative minimum tax due to the losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

The Company had a net income of $0.1 million for the three months ended September 30, 2021, compared to net loss of  $0.2 million for the three months ended September 30, 2020. The change primarily reflects an increase in sales and higher gross profit percentage. For the nine months ended September 30, 2021, the Company recorded net income of $1.7 million compared to a net loss of $0.5 million for the nine months ended September 30, 2020. The increase in net income reflects higher sales, increased gross profit, and the gain resulting from forgiveness of the PPP loan.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, payment of accrued and current interest on convertible debt, servicing of long-term debt, and capital expenditures.

As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $1.8 million and $1.1 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three-year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of September 30, 2021, the Company had accrued interest in the amount of $37,500 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$731	$(153)
Net cash used in investing activities	(41)	(159)
Net cash provided by financing activities	—	966
Net increase in cash and cash equivalents	$690	$654

Net cash provided by operating activities was $731,000 for the nine months ended September 30, 2021, compared to net cash used by operating activities of $153,000 for the same period last year. The net cash provided by operating activities in the nine months ended September 30, 2021, resulted primarily from operating income and a reduction in inventories and other assets, offset by the gain on the forgiveness of the PPP loan, reductions in accounts payable and contract liabilities and an increase in accounts receivable. Net cash used in operating activities during the nine months ended September 30, 2020, resulted primarily from the loss incurred for the period and an increase in inventory, a decrease in accounts payable, combined with an increase in contract liabilities.

Net cash used in investing activities was $41,000 during the nine months ended September 30, 2021, compared to $159,000 in the same period last year reflecting capital expenditures in both periods.

Net cash provided by financing activities reflects the PPP Loan proceeds received during the nine months ended September 30, 2020.

Overall, cash and cash equivalents increased by $690,000 and $654,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

On January 19, 2021, the Company received notification from the Small Business Administration that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the nine months ended September 30, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least the third quarter of 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.CONTROLS AND PROCEDURES

a.Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2021 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Not applicable

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None.

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
Date: November 12, 2021