Form 10-K
period 2021-12-31
Inrad Optics, Inc.
filed 2022-03-30
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Common stock, par value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻.     No ⌧.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻.     No ⌧.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	⌧	No	◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	⌧	No	◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	◻	No	☒

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

Common Shares outstanding as of March 30, 2022 –14,022,320 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Item 1.       Business

Inrad Optics, Inc. (the “Company,” “Inrad,” or “we”), was incorporated in New Jersey in 1973. The Company develops, manufactures, and markets products and services for use in photonics enabled industry sectors.

The Company is a vertically integrated manufacturer specializing in glass, crystal, and metal based optical components, and sub-assemblies. Manufacturing capabilities include crystal growth, extensive optical fabrication capacity, super-precision optical surfacing, precision diamond turning and the ability to handle large substrates, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology.

Inrad Optics’ customers include leading corporations in the semiconductor equipment, process control and metrology, defense, aerospace, and laser systems sectors of the broad set of photonics enabled industries, as well as the U.S. Government, National Laboratories and universities and institutions worldwide.

Administrative, engineering and manufacturing operations are in a 42,000 square foot building located in Northvale, New Jersey.

The products produced by Inrad Optics, Inc. fall into two main categories: Optical Components and Laser Devices/Instrumentation.

The Optical Components category is heavily focused on custom optics manufacturing. The Company specializes in high-end precision components and sub-assemblies. It develops, manufactures, and delivers precision custom optics and thin film optical coatings. Glass, metal, and crystal substrates are processed using complex processes and techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems.

The Laser Devices/Instrumentation category includes the growth and fabrication of crystalline materials with electro-optic (EO) and non-linear optical properties for use in both standard and custom products. This category also includes crystal-based electro-optical devices and associated instrumentation.

The majority of the Company’s products are used in optical inspection applications, process control systems, defense and aerospace systems, laser systems, industrial scanners, medical laser applications, and in physics research applications.

The following table summarizes the Company’s net sales by product categories during the past two years. Laser Devices/Instrumentation includes all non-linear and electro-optical crystal components.

	Years Ended December 31,
	2021		2020
Category (In thousands)	Net Sales	%	Net Sales	%
Optical Components	$10,629	93.6	$8,341	92.6
Laser Devices/Instrumentation	724	6.4	667	7.4
Total	$11,353	100.0	$9,008	100

Products Manufactured by the Company

Optical Components

a)	Custom Optics and Optical Coatings

Manufacturing of high-performance custom optics and optical assemblies is a major product area for Inrad Optics. This product line focuses on products manufactured to specific customer requirements and specializes in the manufacture of optical components and sub-assemblies from crystal, glass, and metal, and optical coatings (ultra-violet wavelengths through infrared wavelengths).

Planar, prismatic and spherical components are fabricated from glass and synthetic crystals, including fused silica, germanium, , quartz, silicon, zinc selenide, zinc sulfide, and other optical glasses. Components consist of large form factor transmission flats, optical windows for airborne applications, multi-element optical assemblies, lenses, mirrors, polarizing optics, prisms, and wave plates.

The Company produces a full line of x-ray monochromators, which is a type of bent single crystal assembly that focuses x-ray emissions. Monochromators are used in a variety of applications, including x-ray photoelectron spectroscopy (XPS) for elemental surface analysis, synchrotron beamline focusing, and plasma diagnostics in controlled nuclear fusion research facilities.

Metal substrate optics are produced to customer specifications utilizing high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium, and stainless steel. The metal optics product area manufactures precision aspheres, large and small metal mirrors, low RMS surface finish polished mirrors, reflective Porro prisms, and thermally stable optical mirrors. Plating specialties include void-free gold and electroless nickel.

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

The Company’s Custom Optics and Optical Coatings product line offers opto-mechanical design and assembly services as part of its manufactured deliverables, and can support prototyping through production requirements.

b)	UV Filter Optical Components

This product line consists of UV filter crystals of both patented and proprietary formulations with unique transmission and absorption characteristics. These materials are used in critical applications in defense systems such as missile warning sensors.

Laser Devices/Instrumentation

This product line consists of crystal-based products that are used in, or alongside, laser systems. Developing growth processes for high quality synthetic crystals is a core competency of the Crystals and Devices manufacturing team. These crystals are embedded in our value-added devices and instrumentation products manufactured in our Northvale facility and include crystals for wavelength conversion, modulation and polarization, and EO Pockels cell devices. In addition to the filter materials used in the UV Filter Optical components described above, materials produced include beta barium borate (BBO), lithium niobate, potassium dideuterium phosphate, potassium dihydrogen phosphate, potassium acid phthalate and stilbene. Applications for these materials include defense, homeland security, and commercial and surgical lasers systems.

The Company is also engaged in ongoing research and development efforts to develop new materials for evolving applications. Some of the major products produced for the photonics marketplace include:

a)	Crystal Components

The Company grows and fabricates electro-optic and nonlinear crystals for altering the intensity, polarization or wavelength of a laser beam. Other crystal materials are grown for use in novel x-ray monochromators and are used in physics research and in detection of fast neutrons.

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

In 2021 and 2020, the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2021		2020
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,824	33.7	$3,916	43.5
Process Control & Metrology	5,656	49.8	3,328	36.9
Laser Systems	724	6.4	667	7.4
Scientific / R&D	1,149	10.1	1,097	12.2
Total	$11,353	100.0	$9,008	100.0

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

Sales in the aerospace and defense market represented approximately 33.7% and 43.5% of sales in 2021 and 2020, respectively. Sales decreased by approximately $0.1 million, or 2.3% from 2020.

The Company believes that the aerospace and defense sector will continue to represent a significant market for the Company’s products and offers an ongoing opportunity for growth given the Company’s capabilities in specialty crystal, glass and metal precision optics.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor wafer inspection, nanoscale surface defect analysis, and optical sensing systems

Sales in the Process Control and Metrology (PC&M) market increased by approximately $2.3 million, or 70.0% in 2021, compared to 2020, and represented 49.8% and 36.9% of sales in 2021 and 2020 respectively. Increased sales were a result of the strong semiconductor equipment market in 2021.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued growth opportunities which match its capabilities in precision optics, crystal products, and monochromators The stronger bookings from the second half of 2020 led to the strong rebound for our products in the PC&M market in 2021. COVID-19 related temporary customer shutdowns negatively impacted the sales in this market during 2020.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers. The Company also serves a number of smaller customers in other niche markets and international distributors.

Sales in this market were 6.4% of total sales in 2021 compared to 7.4% in 2020. Sales in the laser systems market increased $0.1 million, reflecting stronger demand from one customer.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions and through distributors into that same market internationally. Sales to customers within the Scientific / R&D market consist primarily of x-ray monochromators, non-linear crystals for laser research, and Pockels cells. Sales in 2021 increased approximately $0.1 million, or 4.7%, due to demand for our monochromators as a result of expanded applications in the R&D market.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2021, the Company’s sales to its top three customers accounted for 43.4% of sales. These customers included one U.S.- based defense contractor of electro-optical systems for U.S. and foreign governments, and two OEM manufacturers of process control and metrology equipment. These customers represented 20.3%, 13.6%, and 9.5% of total sales during the year.

Sales to the Company’s top five customers represented approximately 53.9% and 43.0%, in 2021 and 2020, respectively. All of these customers are OEM manufacturers either within the defense, process control and metrology or laser systems sector.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 36.6% and 29.4% of product sales in 2021 and 2020, respectively.

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

Sales and marketing efforts are coordinated by the Vice President, Sales and Marketing, to promote our product lines through various means including, participation in trade shows, internet-based marketing, media and non-media advertising and promotions, customer visits, and management of international sales representatives and distributors. Our sales efforts continue to be impacted by COVID-19-related government mandates and limitations on travel.

Backlog

The Company’s order backlog at December 31, 2021, was $12.4 million. The Company’s order backlog as of December 31, 2020, was $5.9 million. This significant increase in order backlog is due in large part to high demand for optical and x-ray components from customers in the process control and metrology sector.

We anticipate shipping a majority of the present backlog during fiscal year 2022. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

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

Human Capital

We believe that each employee contributes to the culture of integrity, respect, and commitment to our customers through innovation and teamwork.

We offer a variety of benefits such as health insurance, paid and unpaid leave, retirement, and life and disability/accident coverage as applicable.

Our commitment to diversity and inclusion is an important driver of company performance.

Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Our manufacturing facility is in Northvale, NJ, where we maintain high standards of workplace safety and employee protection. We have also been demonstrating a focus on health and safety in our response to the COVID-19 pandemic, including work-from-home flexibility and requiring those who may be sick to stay home. Measures adopted onsite include multiple COVID-19 safety protocols, such as social distancing, use of personal protective equipment, enhanced cleaning practices, regular internal communication regarding impacts of the COVID-19 pandemic, and have limited employee domestic and international travel.

For our manufacturing activities, the speed at which we can recruit, train and deploy quality new and replacement personnel is an important part of our ability to increase and strengthen our production capacity. We rely upon both employees and resources from staffing firms to meet our needs for direct labor. We face strong competition from companies in a variety of technology fields to secure the engineering and fabrication talent that we require.

As of the close of business on March 30, 2022, the Company had 53 full-time employees.

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

While we were profitable in 2021, we recorded a net loss of approximately $0.8 million for each of the years ended December 31, 2020 and 2019. Our past history of losses has had an adverse effect on our working capital, total assets, and shareholders’ equity. We were profitable in 2021, but are unable to predict, with certainty, whether we will continue to be profitable after 2021, and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations, and cash flows.

b)	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $2.6 million and to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

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

The spread of COVID-19 has negatively impacted the global economy and has had an impact on our operations, including the curtailment of certain of our production activities and disruptions in our supply chain. The extent to which the global coronavirus pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, and the actions to contain or treat its impact, among others. The Company continues to monitor safety protocols and enhance its business continuity plans for potential exposure in the event of infection in our offices and production facility, or in response to potential mandatory quarantines.

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

e)	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2021, five customer accounts represented approximately 53.9% of total revenues. Two customers accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers, and have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers change from year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, or financial condition.

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

g)	The Company’s stock price may fluctuate widely

The Company’s stock is thinly traded. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. Also, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s common stock.

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

m)	Data breach and breakdown of information and communication technologies

In the course of our business, we collect and store sensitive data, including intellectual property. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. We rely on our information technology systems to effectively manage our operational and financial functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, other sensitive information or cash or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, physical or electronic break-ins, vendor service outages, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. We have insurance coverage for cyber liability, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim.

Although we have not experienced an incident, potential consequences of a material cyber incident include damage to our reputation, litigation, system disruptions, shutdowns, unauthorized disclosure of confidential information, and increased cyber security protection and remediation costs. Such consequences could materially and adversely affect our results of operations.

n)	The Company may be impacted by global political and economic conditions, including acts of war

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Inrad Optics’ business and the worldwide economy. For instance, the Russia-Ukraine conflict could adversely impact, among other things, certain of our suppliers or customers. The ongoing economic sanctions may further disrupt the supply chain and increase costs where there are limited sources of certain raw materials.

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

As of March 30, 2022, there were approximately 122 shareholders of record of our Common Stock based on the `Shareholders’ Listing provided by the Company’s transfer agent. As of the same date, the Company estimates there are an additional 240 beneficial shareholders.

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

Item 6.      [Reserved]

Not applicable.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Consolidated Financial Statements. The Company’s Consolidated Financial were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the Company’s financial statements, the Company made certain estimates and judgments that affect the results of operations and the value of assets and liabilities the Company reports. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained, and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2021	2020
Revenues:	%	%
Product sales	100.0	100.0
Costs and expenses:
Cost of goods sold	69.4	80.1
Gross profit margin	30.6	19.9
Selling, general and administrative expenses	22.4	28.2
Operating income (loss)	8.2	(8.3)
Net income (loss)	15.4	(10.0)

Revenues

Sales were $11.4 million in 2021, an increase of 26.0% or $2.3 million, compared to $9.0 million in 2020. The increase in sales from 2020 to 2021 was due to the increase in orders booked in 2021, particularly in the process control and metrology market.

Sales to the defense and aerospace market in 2021 decreased 2.3% or $0.1 million to $3.8 million from $3.9 million in 2020. Sales in the defense and aerospace market represented 33.7% and 43.5% of total sales in 2021 and 2020, respectively. The decrease in revenue in this market was due to timing of contracts and deliveries.

Sales in the process control and metrology market increased $2.3 million, or 70.0% to $5.7 million in 2021 from $3.3 million in 2020. Sales in the process control and metrology represented 49.8% and 36.9% of total sales in 2021 and 2020, respectively. Increased demand for process control and metrology components, including critical components in the semiconductor capital equipment market positively impacted sales in 2021 and 2020.

The Company serves as an OEM supplier of standard and custom optical components and laser accessories within the non-military laser industry. Sales to this and related markets were $0.7 million in each of 2021 and 2020. Overall, sales of laser devices and related products represented 6.4% and 7.4% of revenues in 2021 and 2020, respectively.

Sales to customers within the Scientific / R&D market were $1.1 million for each of the years ended December 31, 2021 and 2020. As a percentage of total sales, this market represented 10.1% and 12.2% of sales in 2021 and 2020, respectively.

Bookings

The Company booked new orders totaling approximately $17.9 million in 2021. The Company’s backlog as of December 31, 2021, was $12.4 million, compared to $5.9 million as of December 31, 2020. The significant increase in year over year bookings is due in large part to extraordinary demand for optical and x-ray components from customers in the process control and metrology sector.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 69.4% and 80.1% for years ended December 31, 2021 and 2020, respectively. The cost of goods sold in 2021 was $7.9 million compared to $7.2 million in 2020, an increase of $0.7 million mainly attributable to the increase in sales. While direct material increased due to the increase in sales year over year, sales mix and an overall decrease in labor and overhead as a percentage of sales resulted in an increase in gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2.5 million in each of the years ended December 31 2021 and 2020. SG&A expenses were flat due to lower wages and fringe benefits and marketing related expenses, offset by higher depreciation and corporate insurance. As a percentage of sales, SG&A was 22.4% of sales in 2021 compared to 28.2% of sales in 2020, primarily reflecting the increase in sales in 2021.

Operating Income (Loss)

The Company had operating income of $0.9 million in 2021, compared to an operating loss of $0.7 million in 2020.

Other Income and Expenses

Net interest expense was $0.2 million in each of the years ended December 31, 2021 and 2020. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million recognized in 2021.

Income Taxes

In 2021, Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes

In 2020, the Company did not record a current provision for either state tax or federal taxes due to losses incurred for both income tax and financial reporting purposes.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $1.7 million in 2021, compared to a net loss of $0.9 million in 2020.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures, and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2021 and December 31, 2020, cash and cash equivalents were $1.8 and $1.1 million, respectively.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027.

The Company paid $0.2 million for interest on the subordinated convertible promissory notes in each of the years ended December 31, 2021 and 2020. Accrued interest of $37,500 is included in accounts payable and accrued liabilities as of December 31, 2021 and 2020.

In total, the Company paid $0.2 million of interest in each of the years ended December 31, 2021 and 2020, on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

In both 2021 and 2020, the Company had capital expenditures of $0.2 million. Capital spending in 2021 reflects the Company’s investment in new manufacturing equipment and upgrades. Capital spending in 2020 reflects the Company’s investment in information and technology system upgrades to address cybersecurity requirements and manufacturing equipment upgrades.

The Company had a net increase in cash of $0.7 million for the twelve months ended December 31, 2021, compared to a net increase in cash of $0.2 million for the twelve months ended December 31, 2020.

On May 6, 2020, the Company received loan proceeds of approximately $973,000, under the Paycheck Protection Program (“PPP”). The PPP Loan, which was in the form of a promissory note dated May 4, 2020, issued by the Company, originally matured on May 4, 2022, bearing interest at a rate of 1.0% per annum.

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan for the year ended December 31, 2021.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years Ended
	December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$861	$(587)
Capital expenditures and purchase of precious metals	(222)	(201)
PPP Loan Proceeds	—	973
Principal payments on debt obligations	(8)	(6)

Overview of Financial Condition

The Company recorded net income of $1.7 million and a net loss of $0.9 million for the twelve months ended December 31, 2021 and 2020, respectively. The Company’s cash and cash equivalents increased to $1.8 million at December 31, 2021, from $1.1 million at December 31, 2020.

The Company’s order backlog extends beyond 2022. The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2023.

Contractual Obligations

Subordinated Convertible Promissory Notes

As of December 31, 2021 and 2020, the outstanding principal on the Subordinated Convertible Promissory Notes was $2.5 million. Interest accrues at 6% annually. For the years ended December 31, 2021 and 2020, the Company recorded interest expense on these notes of $0.2 million in each year.

Notes Payable Other

At December 31, 2021 and 2020, the Company had $0.2 million outstanding in Notes Payable Other in each year. Interest accrues annually at 4%. For the years ended December 31, 2021 and 2020, the Company recorded interest expense on Notes Payable Other of $7,000 in each year.

PPP Loan Proceeds

At December 31, 2021 and 2020, PPP loan proceeds were $0 and $973,000, respectively. The PPP loan and all accrued interest was forgiven in January 2021.

Impact of COVID-19 to Operations

We are conducting business to ensure the safety of our employees and associates actively and earnestly, following all best practice CDC guidelines for prevention in the workplace. We have applied social distancing in our operations and implemented a connected, remote workforce where practicable. Our operations have been considered essential business under the Executive Orders of New Jersey’s Governor, and we cannot predict what actions may be required by federal, state, or local authorities in the future. Nor can we predict what additional actions or new mandates may have on our customers and suppliers. We continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

The Company's bookings were stronger in 2021, compared to 2020 and our sales have increased over last year. However, our sales and marketing efforts continue to be impacted due to travel and other operational restrictions. The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act

Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2021, are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

c)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B     Other Information

None

Item 9C     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2021.

Item 11.      Executive Compensation

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2021.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2021.

Item 14.      Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders which we anticipate will be filed within 120 days after our fiscal year ended December 31, 2021.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a) (1)Financial Statements.

Reference is made to the Index to Financial Statements commencing on Page 23.

(a) (2)Financial Statement Schedule.

Reference is made to the Index to Financial Statements on Page 23. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a) (3)    Exhibits.

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation of Photonics Products Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

3.2

By-Laws of Photonic Products Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)

3.3

Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated June 2, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010)

3.4

Certificate of Amendment to Restated Certificate of Incorporation of Photonics Products Group, Inc., dated January 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Note dated July 22, 2020, held by Clarex, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.3	Note dated July 22, 2020 held by Welland, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.2	2020 Equity Compensation Program (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.3

Amendment and Extension of Lease, dated July 8, 2019, by and between V&R Costa Management, LLC, and Inrad Optics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted Inline XBRL

* Filed herewith ** Furnished herewith

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 30, 2022
Jan M. Winston

/s/ William J. Foote	Director	March 30, 2022
William J. Foote

/s/ Luke P. LaValle, Jr.	Director	March 30, 2022
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 30, 2022
Dennis G. Romano

/s/ N.E. Rick Strandlund	Director	March 30, 2022
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 30, 2022
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Theresa A. Balog	Chief Financial Officer, Secretary, and Treasurer	March 30, 2022
Theresa A. Balog	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Inrad Optics, Inc. and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

As discussed in Note 1 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company reviews the components of its inventory on a quarterly basis for products identified as surplus, slow-moving, or discontinued and adjusts inventory to its net realizable value as necessary. The Company’s inventory reserves are primarily based on historical, as well as projected, usage of its various inventory products. The inventory reserve at December 31, 2021 totaled $2.5 million. Net inventories at December 31, 2021 totaled $2.5 million.

Auditing management’s calculations to value inventory involved a high degree of auditor judgment due to the sensitivity of valuation methodologies and the extent of audit effort required to address the matter.

Our principal audit procedures related to the Company’s inventory valuation included the following:

●	Evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their assessment of net realizable value and their estimated reserve for slow-moving or excess inventory. We performed an analysis of the inventories’ net realizable value and performed analytical testing by performing a year over year comparison of the inventory reserve by product.
●	We performed price testing on a sample of raw material inventory by comparing the carrying value of on-hand inventories to the latest purchases that occurred.
●	In order to assess the appropriateness of the valuation of work-in-progress and finished goods inventories, we performed testing on a sample of capitalized labor costs.
●	We evaluated management’s assumptions used to determine inventory absorption costs and performed a sensitivity analysis to evaluate the changes in inventory valuation that would result from changes in the assumptions.
●	Performed an observation of the Company’s physical inventory count, including independent test counts thereon.

We have served as the Company’s auditor since 2017.

/s/ PKF O’Connor Davies, LLP (127)

New York, New York

March 30, 2022

* * * * *

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,801,188	$1,129,703
Accounts receivable (net of allowance for doubtful accounts of $90,000 in 2021, and $91,000 in 2020)	1,287,653	824,452
Inventories, net	2,524,871	3,206,057
Other current assets	260,116	214,748
Total current assets	5,873,828	5,374,960

Plant and equipment:
Plant and equipment, at cost	15,393,241	15,191,610
Less: Accumulated depreciation and amortization	(14,709,744)	(14,564,186)
Total plant and equipment	683,497	627,424
Precious metals	561,909	561,909
Lease right-of-use, net	125,724	415,377
Other assets	26,993	48,421
Total Assets	$7,271,951	$7,028,091

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$16,403	$16,288
Accounts payable and accrued liabilities	554,604	717,537
Contract liabilities	576,474	856,802
Current portion of lease obligation	141,536	304,844
Total current liabilities	1,289,017	1,895,471

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	157,578	1,133,682
Lease obligation, net of current portion	2,692	144,228
Total liabilities	3,949,287	5,673,381

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 13,967,257 shares issued at December 31, 2021, and 13,824,928 shares issued at December 31, 2020	139,674	138,251
Capital in excess of par value	19,733,996	19,516,363
Accumulated deficit	(16,536,056)	(18,284,953)
	3,337,614	1,369,661
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,322,664	1,354,711
Total Liabilities and shareholders’ equity	$7,271,951	$7,028,091

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Total revenue	$11,352,527	$9,007,562

Cost and expenses:
Cost of goods sold	7,874,076	7,218,119
Selling, general and administrative expenses	2,544,102	2,537,630
	10,418,178	9,755,749

Income (loss) from operations	934,349	(748,187)
Other expense:
Gain on forgiveness of PPP loan	973,166	—
Interest expense-net	(158,618)	(150,374)
	814,548	(150,374)

Income (loss) before income taxes	1,748,897	(898,561)

Income tax (provision) benefit	—	—

Net income (loss)	$1,748,897	$(898,561)

Net income (loss) per common share - basic	$0.13	$(0.07)

Net income (loss) per common share - diluted	$0.11	$(0.07)

Weighted average shares outstanding – basic	13,871,420	13,762,795

Weighted average shares outstanding – diluted	16,630,239	13,762,795

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance - January 1, 2020	13,735,177	$137,353	$19,281,255	$(17,386,392)	$(14,950)	$2,017,266
401K contribution	89,751	898	123,457	—	—	124,355
Stock-based compensation expense	—	—	111,651	—	—	111,651
Net income (loss) December 31, 2020	—	—	—	(898,561)	—	(898,561)
Balance - December 31, 2020	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	142,329	1,423	101,925	—	—	103,348
Stock-based compensation expense	—	—	115,708	—	—	115,708
Net income (loss) December 31, 2021	—	—	—	1,748,897	—	1,748,897
Balance - December 31, 2021	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,748,897	$(898,561)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	166,987	254,194
401(k) common stock contribution - non cash item	103,348	124,355
Stock based compensation	115,708	111,651
Gain on forgiveness of PPP loan	(973,166)	—
Capitalized interest on promissory note	5,538	—
Changes in operating assets and liabilities:
Accounts receivable	(463,200)	408,629
Inventories, net	681,185	(371,949)
Other current assets	(45,368)	(73,409)
Other assets	(20,206)	(3,844)
Accounts payable and accrued liabilities	(178,125)	(151,952)
Customer advances	(280,327)	88,558
Accrued interest in related party note payable	—	(75,000)
Total adjustments and changes	(887,626)	311,233
Net cash provided by (used in) operating activities	861,271	(587,328)

Cash flows from investing activities:
Capital expenditures	(221,838)	(200,837)
Net cash (used in) investing activities	(221,838)	(200,837)

Cash flows from financing activities:
Proceeds from PPP Loan	—	973,166
Principal payments on notes payable-other	(8,360)	(6,003)
Net cash (used in) provided by financing activities	(8,360)	967,163

Net increase in cash and cash equivalents	631,073	178,998

Cash and cash equivalents at beginning of year	1,129,703	950,705
Cash and cash equivalents at end of year	$1,760,776	$1,129,703

Supplemental disclosure of cash flow information:
Interest paid	$161,948	$226,513
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2021

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

b.            Liquidity

As of December 31, 2021, the Company had working capital of $4.6 million and cash and cash equivalents of $1.8 million. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2023.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2018 and state or local income tax examinations by tax authorities for the years before 2018.

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

l.            Revenue recognition

The Company adopted the provisions of ASU 2014-09, “Revenues from Contracts with Customers (ASC 606)” on January 1, 2018, which requires recognition of revenue at the time performance obligations are satisfied. Revenue from the Company’s sales continue to generally be recognized either when products are shipped (i.e., point in time) or under certain long-term government contracts, as the Company transfers control of the product or service to its customers (i.e., over time).  See Note 2

m.          Internal research and development costs

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

o.            Advertising costs

Advertising costs included in selling, general and administrative expenses were $19,000 and $18,000 for the years ended December 31, 2021 and 2020, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2021, the Company had three customers who had sales representing 20.3%, 13.6% and 9.5% of total revenues. For the year ended December 31, 2020, the Company had three customers who had sales representing 17.1%, 7.0% and 6.5% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The accounting guidance requires the following fair value hierarchy:

●      Level 1 - Quoted prices (unadjusted) for identical assets and liabilities in active markets that the Company has the ability to access at the measurement date.

●      Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation.

●      Level 3 - Values determined by models, significant inputs to which are unobservable and are primarily based on internally derived assumptions regarding the timing and amount of expected cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance was effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

2.            Revenue

	Years Ended December 31,
	2021		2020
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,824	33.7	$3,916	43.5
Process Control & Metrology	5,656	49.8	3,328	36.9
Laser Systems	724	6.4	667	7.4
Scientific / R&D	1,149	10.1	1,097	12.2
Total	$11,353	100.0	$9,008	100.0

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 0.4% and 1.8% of revenue for 2021 and 2020, respectively. Revenue under these long-term government contracts is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 99.6% and 98.2% of revenue for 2021 and 2020, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

Net sales by timing to transfers of goods and services is as follows:

	For the years ended
	December 31,
	2021	2020

	(in thousands)
Transfer at point in time	$11,313	$8,842
Transfer over time	40	166
Total net sales	$11,353	$9,008

3.            Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2.5 million at December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Raw materials	$1,160	$1,130
Work in process, including manufactured parts and components	1,020	1,718
Finished goods	345	358
	$2,525	$3,206

4.            Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2021	2020

	(In thousands)
Office and computer equipment	$1,482	$1,474
Machinery and equipment	11,599	11,405
Leasehold improvements	2,312	2,312
	15,393	15,191
Less accumulated depreciation and amortization	(14,710)	(14,564)
	$683	$627

Depreciation expense recorded by the Company totaled approximately $166,000 and $254,000 for 2021 and 2020, respectively. Fully depreciated assets of $20,000 were written off in 2021. No fully depreciated assets were written off in 2020.

The Company evaluates its property and equipment for impairment when events or circumstances indicate an impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2021 and 2020, its long-lived assets were not impaired.

5.            Related Party Transactions

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027.

The Company paid $0.2 million for interest on the subordinated convertible promissory notes for each of the years 2021 and 2020, respectively. Accrued interest of $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2021 and 2020, respectively.

6.            Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2021	2020

	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$174	$177
Less current portion	(16)	(16)
Long-term debt, excluding current portion	$158	$161

Other Long-Term Notes mature as follows:

Year ending December 31:
(In thousands)
2022	$16
2023	17
2024	18
2025	18
2026	19
Thereafter	86
$174

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

8.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2021	2020
Trade accounts payable and accrued purchases	$404	$454
Accrued payroll	12	—
Accrued 401K company matching contribution	126	138
Accrued expenses – other	13	125
	$555	$717

9.            Income Taxes

The Company did not record a current provision for either state tax or federal tax due to loss carry forwards incurred for both income tax and financial reporting purposes.

A reconciliation of the income tax provision computed at the statutory Federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2021	2020
Federal statutory rate	21%	(21)%
Reduction in state rate due to tax rate change	9	(9)
Change in Valuation Allowance	(14)	3
Permanent Differences	(15)	11
Other	(1)	16
Effective income tax rate	—%	—%

At December 31, 2021 and 2020, the Company had estimated Federal net operating loss carry forwards of approximately $9.5 million and $10.4 million, respectively, and state net operating loss carry forwards of approximately $4.5 million and $5.1 million, respectively. Approximately $7.9 million net operating loss carryforwards expire during various years through 2037, and approximately $1.6 million may be carried forward indefinitely, subject to the 80% of taxable income limitation rule.

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

Deferred tax assets (liabilities) are comprised of the following:

	Years Ended
	December 31,
	2021	2020
Account receivable reserves	$25	$25
Inventory reserves	707	692
Inventory capitalization	71	101
Depreciation	197	182
Loss carry forwards	2,386	2,636
Gross deferred tax assets	3,386	3,636
Valuation allowance	(3,386)	(3,636)
Net deferred tax asset	$—	$—

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

On the basis of this evaluation, as of December 31, 2021, the valuation allowance was decreased by $250,000 due to the reduction of net operating loss carryforwards. The valuation allowance increased as of December 31, 2020, by $262,000. The company concluded it was more likely than not that it would not be able to realize a significant portion of the benefit on the deferred tax assets and adjusted the valuation allowance accordingly.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2018.

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

c.            Stock Option Expense

The Company’s results for the years ended December 31, 2021 and 2020, include stock-based compensation expense for stock option grants totaling $116,000 and $112,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($21,000 and $29,000 for 2021 and 2020, respectively), and selling, general and administrative expenses ($92,000 and $83,000 for 2021 and 2020, respectively).

As of December 31, 2021, and 2020, there were $120,000 and $98,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.57 and 1.16 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2021 and 2020, was $0.62 and $1.41, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Expected dividend yield	—%	—%
Expected volatility	106.35%	122.22%
Risk-free interest rate	0.86%	1.96%
Expected term	10 years	10 years

Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2021 and 2020, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value(a)
Outstanding January 1, 2020	1,147,267	$0.63	6.29	$718,840
Granted	22,500	1.48
Exercised	—	—
Expired/Forfeited	(18,900)	0.99
Outstanding December 31, 2020 (b)	1,150,867	$0.64	6.61	$107,573
Granted	200,000	0.62
Exercised	—	—
Expired/Forfeited	(198,200)	0.86
Outstanding December 31, 2021 (b)	1,152,667	$0.60	7.40	$662,465

Exercisable at December 31, 2021	875,998	$0.57	6.49	$520,164

(a)   Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2021, exceeds the exercise prices of the respective options.

(b)   Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2021.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2021:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2021	210,840	0.89
Granted	200,000	0.57
Vested	(130,837)	0.90
Forfeited	(3,334)	0.68
Non-Vested – December 31, 2021	276,669	0.66

The total weighted average grant date fair value of options vested during the years ended December 31, 2021 and 2020, was $113,000 and $142,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	382,667	4.11	$0.29	382,667	$0.29
$0.50 - $1.00	732,500	7.10	$0.81	475,831	$0.90
$1.40 - $1.80	37,500	8.89	$1.61	17,500	$1.66

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

For the year ended December 31, 2021, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes have been included in the diluted computation. 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. A total of 258,819 common stock equivalents have been included in the computation of diluted earnings per share because their effect is dilutive and 37,500 common stock equivalents related to outstanding stock options have been excluded from the computation of diluted earnings per share because their effect is anti-dilutive.

For the year ended December 31, 2020, all common equivalent shares outstanding have been excluded from the diluted computation because their effect is anti-dilutive. This included 1,150,867 common stock equivalents related to outstanding options, in addition to 2,500,000 common shares issuable upon conversion of outstanding convertible notes, and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes.

12.          Commitments and Contingencies

p.            Lease commitments

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of approximately $0.8 million was recognized as a non-cash asset addition with the signing of the July 8, 2019, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.3 million during the year ended December 31, 2021, and is included in operating cash flows.

The following table presents information about the amount and timing of cash flows arising from the Company's operating and capital leases as of December 31, 2021:

Maturity of Lease Liability	(in thousands)
2022	$144
2023	2
Total undiscounted operating and capital lease payments	146

Less: imputed interest	(2)
Present value of lease liabilities	$144

Other Information
Remaining lease term (in months)
Opeating lease	5
Capital lease	14
Discount rate for operating lease	5.80%
Discount rate for capital lease	3.99%

The Company’s total rent expense for the year ended December 31, 2021 and 2020, was $0.3 million in each year.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $0.1 million in both 2021 and 2020.

q.            Retirement plans

The Company maintains a 401(k) savings plan (the “Plan”) for all eligible employees (as defined in the plan). The 401(k) Plan allows employees to contribute up to 70%of their compensation on a salary reduction, pre-tax basis up to the statutory limitation. The 401(k) Plan also provides that the Company, at the discretion of the Board of Directors, may match employee contributions based on a pre-determined formula.

In 2021, the Company’s 401(k) matching contribution for employees was $127,000. This will be funded by way of a contribution of 149,156 shares of the Company’s common stock, which will be issued to the Plan in April, 2022. In 2020, the Company’s 401(k) matching contribution for employees was $145,000. This was funded by way of a contribution of 142,329 shares of the Company’s common stock, which were issued to the Plan in June, 2020 and a cash contribution of $42,000. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) Plan administrator.

13.          Product Sales, Foreign Sales and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia and Japan, amounted to approximately 36.6% and 29.4% of product sales in 2021 and 2020, respectively.

The Company had sales to three major customers which accounting for approximately 43.4% of sales in 2021. One customer, a capital equipment company supplies process and control and yield management systems for the semiconductor industry, accounted for 20.3% of sales in 2021. The two other customers included a U.S.-based customer in the aerospace defense industry and a foreign-based manufacturer of process control and metrology equipment whose sales represented 13.6% and 9.5% of sales, respectively. For 2020, the top three customers represented 17.1%, 7.0% and 6.5% of sales.

During the past two years, sales to the Company’s top five customers represented approximately 53.9% and 43.0%, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.          Shareholders’ Equity

a.            Common shares reserved for future issuances at December 31, 2021, are as follows:

2020 Equity compensation plan	4,000,000
2010 Equity compensation plan	1,150,867
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
9,525,867

b.            Warrants

The Company had no outstanding warrants as of December 31, 2021 and 2020.

15.          Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2021, due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2.3 million compared to its carrying amount of $2.7 million as of December 31, 2021.