Form 10-Q
period 2022-03-31
Inrad Optics, Inc.
filed 2022-05-13
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 13, 2022, was 14,022,320.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,792,800	$1,801,188
Accounts receivable, net	1,200,372	1,287,653
Inventories, net	2,892,823	2,524,871
Other current assets	142,834	260,116
Total current assets	6,028,829	5,873,828

Plant and equipment:
Plant and equipment, at cost	15,909,169	15,393,241
Less: Accumulated depreciation and amortization	(14,764,389)	(14,709,744)
Total plant and equipment	1,144,780	683,497
Precious metals	561,909	561,909
Lease right-of-use, net	50,654	125,724
Other assets	26,993	26,993
Total Assets	$7,813,165	$7,271,951

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$60,029	$16,403
Accounts payable and accrued liabilities	706,342	554,604
Contract liabilities	672,644	576,474
Current portion of lease obligation	65,265	141,536
Total current liabilities	1,504,280	1,289,017

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	372,476	157,578
Lease obligation, net of current portion	—	2,692
Total liabilities	4,376,756	3,949,287

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,026,920 shares issued at March 31, 2022, and 13,967,257 shares issued at December 31, 2021	140,271	139,674
Capital in excess of par value	19,805,712	19,733,996
Accumulated deficit	(16,494,624)	(16,536,056)
	3,451,359	3,337,614
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,436,409	3,322,664
Total Liabilities and shareholders’ equity	$7,813,165	$7,271,951

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Total revenue	$2,437,096	$2,779,548

Cost and expenses:
Cost of goods sold	1,677,531	1,966,807
Selling, general and administrative expenses	676,551	608,758
	2,354,082	2,575,565

Income from operations	83,014	203,983
Other income (expense):
Gain on forgiveness of PPP loan	—	973,166
Interest expense-net	(41,582)	(36,815)
	(41,582)	936,351

Income before income taxes	41,432	1,140,334

Income tax (provision) benefit	—	—

Net income	$41,432	$1,140,334

Net income per common share - basic	$0.00	$0.08

Net income per common share - diluted	$0.00	$0.08

Weighted average shares outstanding - basic	13,992,489	13,820,328

Weighted average shares outstanding - diluted	14,586,524	14,099,251

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,303	—	—	29,303
Net income March 31, 2021	—	—	—	1,140,334	—	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income March 31, 2022	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$41,432	$1,140,334

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	54,645	42,375
401K common stock contribution - non cash item	50,755	—
Stock based compensation	21,558	29,303
Gain on forgiveness of PPP loan	—	(973,166)
Changes in operating assets and liabilities:
Accounts receivable	87,281	(451,809)
Inventories, net	(367,952)	177,885
Other assets	117,282	19,966
Accounts payable and accrued liabilities	147,846	145,992
Contract liabilities	96,170	(200,659)
Total adjustments and changes	251,211	(1,210,113)
Net cash provided by (used in) operating activities	292,643	(69,779)

Cash flows from investing activities:
Capital expenditures	(515,928)	(13,554)
Net cash (used in) investing activities	(515,928)	(13,554)

Cash flows from financing activities:
Principal payments on notes payable-other	214,897	—
Net cash (used in) financing activities	214,897	—

Net (decrease) in cash and cash equivalents	(8,388)	(83,333)

Cash and cash equivalents at beginning of period	1,801,188	1,129,703
Cash and cash equivalents at end of period	$1,792,800	$1,046,370

Supplemental disclosure of cash flow information:
Interest paid	$42,113	$37,824
Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$270,320	$—

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $46,000 at March 31, 2022, and $90,000 at December 31, 2021.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,398,000 and $2,480,000 at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
Raw materials	$1,158	$1,160
Work in process, including manufactured parts and components	1,426	1,020
Finished goods	309	345
	$2,893	$2,525

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of March 31, 2022, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the deferred tax asset balance of $3,302,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2022 and 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2022, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 162,500 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three months ended March 31, 2021, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 476,300 common stock options were excluded from basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$41,432	13,992,489	$0.00	$1,140,334	13,820,328	$0.08
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	594,035	—	—	278,923	—
Diluted Income Per Share:	$41,432	14,586,524	$0.00	$1,140,334	14,099,251	$0.08

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023, with earlier application permitted. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 –REVENUE

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 1.5% of revenue for the three months ended March 31, 2022 and 2021, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 100% and 98.5% of revenue for the three months ended March 31, 2022 and 2021, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2022	2021
Aerospace & Defense	$847,293	$1,176,330
Process Control & Metrology	1,403,133	1,077,376
Laser Systems	64,567	114,746
Scientific / R&D	122,103	411,096
Total	$2,437,096	$2,779,548

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended
	March 31,
	2022	2021
Transfer at point in time	$2,437,096	$2,739,329
Transfer over time	—	40,219
Total net sales	$2,437,096	$2,779,548

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at March 31, 2022 or 2021. At March 31, 2022 and 2021, there was no remaining revenue to be recognized from the long-term government contracts.

On March 31, 2022, the Company had approximately $17.4 million of performance obligations, which is also referred to as backlog. Approximately 22% of the March 31, 2022, backlog is related to projects that will extend beyond March 31, 2023.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended March 31, 2022 and 2021, include stock-based compensation expense for stock option grants totaling $21,558 and $29,302, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Cost of sales	$3,252	$7,202
Selling, general and administrative	18,306	22,101
Total stock-based compensation expense	$21,558	$29,303

As of March 31, 2022 and 2021, there were $299,000 and $211,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.54 and 1.57 years, respectively.

There were 200,000 stock options granted during each of the three months ended March 31, 2022, and 2021. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022		2021
Expected Dividend yield	—%		—%
Expected Volatility	105%		106%
Risk-free interest rate	1.54%		0.86%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the three months ended March 31, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2022	1,152,667	$0.60	7.40	$107,573
Granted	200,000	1.20	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding March 31, 2022	1,352,667	$0.69	7.38	$970,105

Exercisable at March 31, 2022	1,011,832	$0.59	5.95	$854,550

The following table represents non-vested stock options granted, vested and forfeited for the three months ended March 31, 2022:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2022	276,670	0.89
Granted	200,000	1.09
Vested	(135,835)	0.70
Forfeited	—	—
Non-Vested - March 31, 2022	340,835	0.89

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2021, in February 2022. The Company contributed 59,663 common shares of Inrad Optics, Inc. and cash of $76,133 to the Plan in March, 2022.

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

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$170	$174
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	262	—
Less current portion	(60)	(16)
Long-term debt, excluding current portion	$372	$158
(1)	The Company purchased certain equipment in the three months ended March 31, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years in equal monthly installments.

NOTE 7 – PAYROLL PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which was in the form of a promissory note, dated May 4, 2020, issued by the Company, initially matured on May 4, 2022, and bore interest at a rate of 1.0% per annum.

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan in the three-month period ending March 31, 2021.

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

Operating lease costs were $0.1 million during each of the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – IMPACT OF COVID-19

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns, vaccine or testing mandates; supply chain disruptions; rising inflation; labor shortages; and the effect on our customers demand for our products. We may also be impacted by state actions, orders and policies regarding the COVID-19 pandemic. While our operations were considered essential business under the Executive Orders of New Jersey’s Governor, we cannot predict whether new temporary closures, shelter-in-place orders, travel, or quarantine policies will have an impact on our operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues. The Company’s estimates also include the amount and timing of future taxable income in determining the valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2021.

Ongoing Impact of COVID-19

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns, vaccine or testing mandates; supply chain disruptions; rising inflation; labor shortages; and the effect on our customers demand for our products. We may also be impacted by state actions, orders and policies regarding the COVID-19 pandemic. While our operations were considered essential business under the Executive Orders of New Jersey’s Governor, we cannot predict whether new temporary closures, shelter-in-place orders, travel, or quarantine policies will have an impact on our operations.

Results of Operations

Inrad Optics is a vertically integrated manufacturer specializing in glass, crystal, and metal based optical components and assemblies. Manufacturing capabilities include super-precision optical surfacing, precision diamond turning, the ability to handle large substrates, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology. The Company built its reputation on the growth and fabrication of UV filter crystals and non-linear crystals and devices. Today, product offerings include optical components and assemblies for the ultraviolet to infrared range, and bent crystal assemblies for x-ray applications.

Inrad Optics’ customers include leading corporations in semiconductor wafer inspection, industrial and scientific process control and metrology, defense, space, and laser systems sectors, as well as the U.S. Government, National Laboratories and universities and institutions worldwide.

All R&D, engineering, manufacturing and administrative operations are undertaken in our 42,000 square foot facility in Northvale, New Jersey.

Revenue

Sales for the three months ended March 31, 2022, were $2.4 million, a decrease of 12.3%, or $0.3 million, compared to $2.8 million for the three months ended March 31, 2021.

Sales to the defense/aerospace market decreased by $0.3 million or 28.8% to $0.8 million in the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. The decrease in sales in the defense/aerospace market was due to timing of deliveries.

Process control and metrology (“PC&M”) sales were $1.4 million for the three months ended March 31, 2022, an increase of $0.3 million, or 30.2%, from $1.1 million for the three months ended March 31, 2021. The increase in demand, particularly in the semi-conductor industry, has contributed to the increase in sales in the PC&M market for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Sales to customers in the laser systems market were $0.1 million in each of the three months ended March 31, 2022 and 2021. Products sold into this market segment largely consist of legacy materials for replacement units and small volume buys.

Sales to customers in the Scientific/R&D market were $0.1 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. The decrease in sales in the Scientific/R&D market is due to the completion of a federal government R&D contract that ended in March 2021.

In the three-month period ended March 31, 2022, three customers represented 10% or more of revenues while only one customer represented 10% or more of revenues in the three-month period ended March 31, 2021.

The Company’s top five customers represented 64.7% of sales in the three-month period ended March 31, 2022, compared to 51.5% in the same period in 2021.

Orders booked during the first three months of 2022, totaled $7.4 million, compared to $3.1 million for the same period last year, an increase of 138.7%. Order backlog at March 31, 2022 and 2021, was $17.4 million and $7.9 million, respectively. We anticipate shipping a majority of the present backlog during fiscal year 2022. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Cost of Goods Sold

For the three months ended March 31, 2022 and 2021, cost of goods sold was $1.7 million and $2.0 million, or 68.8% and 70.8% of total revenues, respectively. Cost of goods sold decreased as a result of sales mix and lower sales year over year.

Gross profit for each of the three months ended March 31, 2022 and 2021, was $0.8 million. Gross profit was 31.2% of sales in the three months ended March 31, 2022, and 29.2% of sales in the three months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2022, amounted to $0.7 million, or 27.8% of sales compared to $0.6 million, or 21.9% of sales, for the same period a year ago. The increase in SG&A expenses reflects an increase in personnel related costs and insurance, offset by a reduction in uncollectible accounts.

Income from Operations

The Company had operating income of $0.1 million for the three months ended March 31, 2022, compared to operating income of $0.2 million for the three months ended March 31, 2021. The decrease in operating income reflects the impact of the Company’s lower sales in the three months ended March 31, 2022, compared to the same period last year, coupled with an increase in SG&A costs, partially offset by a decrease in cost of goods sold.

Other Income (Expense)

Other income in 2021 reflects the gain on the forgiveness of the PPP loan of $1.0 million. There was a slight increase in interest expense for the three months ended March 31, 2022, compared to the same period in 2021 due to the financing of new equipment.

Income Taxes

For the three months ended March 31, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes. For the three months ended March 31, 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had net income of $41,000 for the three months ended March 31, 2022, compared to net income of $1.1 million for the three months ended March 31, 2021. The 2021 results reflect higher sales, and the gain resulting from the PPP loan forgiveness.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $1.8 million and $1.8 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 8, 2019, retroactive to June 1, 2019, for an additional three-year term. The current lease term expires on May 31, 2022. The Company is currently negotiating an extension of the lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

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

The following table summarizes net cash (used in) operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$249	$(70)
Net cash (used in) investing activities	(246)	(14)
Net cash (used in) by financing activities	(12)	—
Net (decrease) in cash and cash equivalents	$(8)	$(83)

Net cash provided by operating activities was $249,000 for the three months ended March 31, 2022, compared to net cash used in operating activities of $70,000 in the same period last year. Net cash provided by operating activities in the three months ended March 31, 2022, resulted primarily from an increase in inventories, an increase in accounts payable and accrued liabilities, and an increase in contract liabilities.

Net cash used in investing activities was $246,000 during the three months ended March 31, 2022, compared to $14,000 in the same period last year reflecting capital expenditures in both periods.

Overall, cash and cash equivalents decreased by $8,000 and $83,000 for the three months ended March 31, 2022 and 2021, respectively.

On May 6, 2020, the Company received loan proceeds of approximately $973,000 (the “PPP Loan”), under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was enacted March 27, 2020. The PPP Loan, which is in the form of a promissory note, dated May 4, 2020, issued by the Company, initially matured on May 4, 2022, and bore interest at a rate of 1.0% per annum.

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the three months ended March 31, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least May 13, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.    Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)
*	Filed herewith

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
Date: May 13, 2022