Form 10-Q
period 2022-06-30
Inrad Optics, Inc.
filed 2022-08-12
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 12, 2022, was 14,043,320.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,518,612	$1,801,188
Accounts receivable, net	1,374,493	1,287,653
Inventories, net	3,005,746	2,524,871
Other current assets	86,909	260,116
Total current assets	5,985,760	5,873,828

Plant and equipment:
Plant and equipment, at cost	15,966,452	15,393,241
Less: Accumulated depreciation and amortization	(14,784,572)	(14,709,744)
Total plant and equipment	1,181,880	683,497
Precious metals	561,909	561,909
Lease right-of-use, net	879,300	125,724
Other assets	26,993	26,993
Total Assets	$8,635,842	$7,271,951

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$60,030	$16,403
Accounts payable and accrued liabilities	593,058	554,604
Contract liabilities	703,163	576,474
Current portion of lease obligation	300,238	141,536
Total current liabilities	1,656,490	1,289,017

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	356,613	157,578
Lease obligation, net of current portion	589,741	2,692
Total liabilities	5,102,844	3,949,287

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,047,920 shares issued at June 30, 2022 and 13,967,257 shares issued at December 31, 2021	140,481	139,674
Capital in excess of par value	19,843,176	19,733,996
Accumulated deficit	(16,435,709)	(16,536,056)
	3,547,948	3,337,614
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,532,998	3,322,664
Total Liabilities and shareholders’ equity	$8,635,842	$7,271,951

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total revenue	$2,740,055	$2,881,751	$5,177,151	$5,661,299

Cost and expenses:
Cost of goods sold	1,880,437	1,824,001	3,557,967	3,790,808
Selling, general and administrative expenses	757,820	638,691	1,434,372	1,247,449
	2,638,257	2,462,692	4,992,339	5,038,257

Income from operations	101,798	419,059	184,812	623,042
Other income (expense):
Gain on forgiveness of PPP loan	—	—	—	973,166
Interest expense-net	(42,883)	(44,343)	(84,465)	(81,158)
	(42,883)	(44,343)	(84,465)	892,008

Income before income taxes	58,915	374,716	100,347	1,515,050

Income tax (provision) benefit	—	—	—	—

Net income	$58,915	$374,716	$100,347	$1,515,050

Net income per common share - basic	$0.00	$0.03	$0.01	$0.11

Net income per common share - diluted	$0.00	$0.03	$0.01	$0.11

Weighted average shares outstanding - basic	14,025,820	13,844,050	13,992,068	13,827,106

Weighted average shares outstanding - diluted	14,791,747	14,128,491	14,675,384	14,103,797

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
Stock-based compensation expense	—	—	29,303	—	—	29,303
Net income	—	—	—	1,140,334	—	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

401K contribution	142,329	1,423	101,926	—	—	103,349
Stock-based compensation expense	—	—	39,631	—	—	39,631
Net income	—	—	—	374,716	—	374,716
Balance, June 30, 2021	13,967,257	$139,674	$19,687,223	$(16,769,903)	$(14,950)	$3,042,044

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409

Common stock options exercised	21,000	210	4,860			5,070
Stock-based compensation expense	—	—	32,604	—	—	32,604
Net income	—	—	—	58,915	—	58,915
Balance, June 30, 2022	14,047,920	$140,481	$19,843,176	$(16,435,709)	$(14,950)	$3,532,998

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$100,347	$1,515,050

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	74,828	64,845
401K common stock contribution - non cash item	50,755	103,349
Stock based compensation	54,162	68,934
Gain on forgiveness of PPP loan	—	(973,166)
Capitalized interest on promissory note	—	5,538
Changes in operating assets and liabilities:
Accounts receivable	(86,840)	(120,917)
Inventories, net	(480,875)	127,232
Other current and noncurrent assets	298,932	112,408
Accounts payable and accrued liabilities	38,454	(135,989)
Contract liabilities	126,689	(388,605)
Other current and noncurrent liabilities	(89,922)	—
Total adjustments and changes	(13,817)	(1,136,371)
Net cash provided by operating activities	86,530	378,679

Cash flows from investing activities:
Capital expenditures	(302,890)	(14,036)
Net cash (used in) investing activities	(302,890)	(14,036)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,070	—
Principal payments on notes payable-other	(71,286)	—
Net cash (used in) financing activities	(66,216)	—

Net (decrease) increase in cash and cash equivalents	(282,576)	364,643

Cash and cash equivalents at beginning of period	1,801,188	1,129,703
Cash and cash equivalents at end of period	$1,518,612	$1,494,346

Supplemental disclosure of cash flow information:
Interest paid	$85,584	$83,070
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$879,300	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$270,320	$—

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $46,000 at June 30, 2022, and $90,000 at December 31, 2021.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,418,000 and $2,480,000 at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
Raw materials	$1,140	$1,160
Work in process, including manufactured parts and components	1,428	1,020
Finished goods	438	345
	$3,006	$2,525

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

On the basis of this evaluation as of June 30, 2022, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,582,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2022 and 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three and six months ended June 30, 2022, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 15,000 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and six months ended June 30, 2021, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 190,000 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted income (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$58,915	14,025,820	$0.00	$374,716	13,844,050	$0.03
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	765,927	—	—	284,441	—
Diluted Income Per Share:	$58,915	14,791,747	$0.00	$374,716	14,128,491	$0.03

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$100,347	13,992,068	$0.01	$1,515,050	13,827,106	$0.11
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	683,316	—	—	276,691	—
Diluted Income Per Share:	$100,347	14,675,384	$0.01	$1,515,050	14,103,797	$0.11

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% of revenue for the three and six months ended June 30, 2022. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 0.7% of revenue for the three and six months ended June 30, 2021, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 100% of revenue for the six months ended June 30, 2022 and 2021, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Aerospace & Defense	$774,627	$1,055,936	$1,621,920	$2,232,266
Process Control & Metrology	1,704,461	1,171,856	3,107,594	2,249,232
Laser Systems	38,724	276,483	103,291	391,229
Scientific / R&D	222,243	377,476	344,346	788,572
Total	$2,740,055	$2,881,751	$5,177,151	$5,661,299

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Transfer at point in time	$2,740,055	$2,881,751	$5,177,151	$5,621,080
Transfer over time	—	—	—	40,219
Total net sales	$2,740,055	$2,881,751	$5,177,151	$5,661,299

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at June 30, 2022 or 2021. The Company had no remaining revenue to be recognized from long-term government contracts at June 30, 2022 or 2021.

On June 30, 2022, the Company had approximately $21.1 million of performance obligations, which is also referred to as backlog. Approximately 18.4% of the June 30, 2022 backlog, is related to projects that will extend beyond June 30, 2023.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended June 30, 2022 and 2021, include stock-based compensation expense for stock option grants totaling $32,604 and $39,631, respectively. For the six months ended June 30, 2022 and 2021, stock-based compensation expense for stock option grants totaled $54,162 and $68,934, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$3,369	$8,750	$6,621	$15,952
Selling, general and administrative	29,235	30,881	47,541	52,982
Total stock-based compensation expense	$32,604	$39,631	$54,162	$68,934

As of June 30, 2022 and 2021, there were $284,000 and $171,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.54 and 1.57 years, respectively.

There were 200,000 stock options granted during the six months ended June 30, 2022, and 200,000 stock options granted during the six months ended June 30, 2021. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022		2021
Expected Dividend yield	—%		—%
Expected Volatility	105%		106%
Risk-free interest rate	1.54%		0.86%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the six months ended June 30, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2022	1,152,667	$0.60	7.40	$107,573
Granted	200,000	1.20
Exercised	(21,000)	0.24
Expired/Forfeited	—	—
Outstanding June 30, 2022	1,331,667	$0.70	7.41	$1,352,142

Exercisable at June 30, 2022	990,832	$0.59	5.99	$1,103,082

The following table represents non-vested stock options granted, vested and forfeited for the six months ended June 30, 2022:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2022	276,670	0.89
Granted	200,000	1.09
Vested	(135,835)	0.70
Forfeited	—	—
Non-Vested - June 30, 2022	340,835	0.89

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2021, in February 2022. The Company contributed 59,663 common shares of Inrad Optics, Inc. and cash of $76,133 to the Plan in March, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of June 30, 2022, the Company had accrued interest in the amount of $37,500 associated with these notes.

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$165	$174
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	251
Less current portion	(60)	(16)
Long-term debt, excluding current portion	$356	$158
(1)	The Company purchased certain equipment in the six months ended June 30, 2022, financing approximately $282,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

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

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan in the six-month period ending June 30, 2021.

NOTE 8 – LEASES

The Company’s lease agreements consist of the building lease and an office equipment lease with terms that range from 8 months to three years. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such arrangements contain a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.

The Company entered into an amendment and extension of its building lease on July 25, 2022, retroactive to June 1, 2022. The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short term lease liability and long-term lease liability on the consolidated balance sheet. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of $0.9 million was recognized as a non-cash asset addition with the signing of the July 29, 2022, facility lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during each of the three months ended June 30, 2022 and 2021, and $0.2 during each of the six months ended June 30, 2022 and 2021. Operating lease costs are included in operating cash flows. The Company’s other lease liabilities consist of a financing lease for certain computer equipment.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of June 30, 2022:

June 30, 2022
(in thousands)
Maturity of Lease Liabilities
Remainder of 2022	$170
2023	328
2024	325
2025	135
Total undiscounted operating lease payments	958
Less: imputed interest	(68)
Present value of operating lease liabilities	$890

Balance sheet classification
Current lease liabilities	$300
Long-term lease liabilities	590
Total operating lease liabilities	$890

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

Impact of COVID-19

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including the current resurgence of COVID-19 and COVID-19 variants or impacts of new variants in the future; government actions taken in response to the pandemic, including required shutdowns, vaccine or testing mandates; supply chain disruptions; rising inflation; labor shortages; and the effect on our customers demand for our products. We may also be impacted by state actions, orders and policies regarding the COVID-19 pandemic. We cannot predict whether new temporary closures, shelter-in-place orders, travel, or quarantine policies will have an impact on our operations.

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

Sales Revenue

Sales for the three months ended June 30, 2022, were $2.7 million, a decrease of $0.2 million or 4.9% compared to $2.9 million, for the three months ended June 30, 2021. For the six months ended June 30, 2022, sales were $5.2 million, a decrease of 8.6%, or $0.5 million, compared to sales of $5.7 million for the six months ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, sales to the defense/aerospace market were $0.8 million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, sales to the defense/aerospace market were $1.6 million and $2.2 million, respectively. The decrease in sales in the three months and six months ended June 30, 2022, of $0.3 million, or 26.7%, and $0.6 million, or 27.8%, respectively, reflect reduced demand for defense-based products.

Process control and metrology (“PC&M”) sales were $1.7 million for the three months ended June 30, 2022, an increase of $0.5 million, or 45.4%, from $1.2 million for the three months ended June 30, 2021, reflecting stronger sales in the semiconductor industry. For the six months ended June 30, 2022, sales increased 38.2% or $0.9 million to $3.1 million from $2.2 million for the six months ended June 30, 2021. Sales in the PC&M market continue to increase due to strong demand in the semiconductor industry.

For the three months ended June 30, 2022 and 2021, sales to customers in the laser systems market were $39,000 and $0.3 million, respectively. The decrease of $0.3 million, or 86.0%, reflects the decrease in sales of products for legacy replacement materials. Sales for the six months ended June 30, 2022 and 2021, were $0.1 million and $0.3 million, respectively. Products sold into this market segment largely consist of legacy materials for replacement units and small volume buys.

Sales to customers in the Scientific/R&D market were $0.2 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $0.2 million, or 41.1%. The decrease reflects reduced demand from national laboratories. For the six-month period ending June 30, 2022, sales decreased $0.4 million to $0.4 million, compared to $0.8 million for six months ended June 30, 2021. The decrease in sales for the six-month period ended June 30, 2022, reflects reduced demand for certain products in this market and completion of a federal government R&D contract in the beginning of 2021.

For each of the three months ended June 30, 2022 and 2021, three customers represented 10% or more of sales. For the six months ended June 30, 2022, three customers represented 10% or more of sales compared to two customers representing 10.0% of sales for the six months ended June 30, 2021.

The Company’s top five customers represented 63.8% of sales the three-month period ended June 30, 2022, compared to 57.4% of sales in the same period in 2021. For the six-month period ended June 30, 2022 and 2021, the Company’s top five customers represented 64.2% and 50.0% of sales, respectively.

Orders booked during the first six months of 2022, totaled $13.9 million, compared to $9.1 million for the same period last year. Order backlog at June 30, 2022 and 2021, was $21.1 million and $9.4 million, respectively.

Cost of Goods Sold

For the three months ended June 30, 2022 and 2021, cost of goods sold was $1.9 million and $1.8 million, or 68.6% and 63.3% of total revenues, respectively. Cost of goods sold in the three-month period ending June 30, 2022, was higher as a percentage of sales due to increased material and services costs, employee related costs and increased depreciation. Cost of goods sold for the six months ended June 30, 2022 and 2021, were $3.6 million and $3.8 million, respectively. Cost of goods sold decreased $0.2 million reflecting lower overhead costs offset by an increase in employee related costs and materials and services.

Gross profit for the three months ended June 30, 2022, was $0.9 million or 31.4% of sales compared to $1.1 million or 36.7% of sales in the same quarter last year. Gross profit for the year-to-date period ending June 30, 2022, was $1.6 million or 31.3% of sales, a decrease of $0.3 million, compared to $1.9 million or 33.0% of sales, for the six-month period ended June 30, 2021. The decrease in gross profit for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is due to lower sales revenues combined with an increase in material costs and employee related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.8 million in the three months ended June 30, 2022, or 27.7% of sales and $0.6 million, or 22.2% of sales, in the three months ended June 30, 2021. The increase in SG&A expenses in the three months ended June 30, 2022, reflects an increase in employee related expenses. SG&A expenses for the six-month periods ended June 30, 2022 and 2021, were $1.4 million, or 27.7% of sales, and $1.2 million or 22.0% of sales, respectively. The increase in SG&A expenses for the year-to-date period reflects an increase in employee related expenses.

Income from Operations

The Company realized net income from operations of $0.1 million for the three months ended June 30, 2022, compared with net income from operations of $0.4 million in the three months ended June 30, 2021. The decrease in income primarily reflects a decrease in sales coupled with higher cost of goods sold and higher SG&A expenses. The Company incurred net income from operations of $0.2 million for the six months ended June 30, 2022, compared net income from operations for the six months ended June 30, 2021, of $0.6 million. The decrease in net income from operations is primarily due lower revenues coupled with an increase in SG&A expenses.

Other Income and Expense

There was no significant change in net interest expense for the three months or six months periods ended June 30, 2022 compared to the same periods ended June 30, 2021. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million in the six months ended June 30, 2021.

Income Taxes

For the three months and six months ended June 30, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months and six months ended June 30, 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had a net income of $0.1 million for the three months ended June 30, 2022, compared to net income of $0.4 million for the three months ended June 30, 2021. The change primarily reflects a decrease in sales coupled with an increase in SG&A costs. For the six months ended June 30, 2022, the Company recorded net income of $0.1 million compared to net income of $1.5 million for the six months ended June 30, 2021. The decrease in net income reflects lower sales, higher SG&A costs, and the absence of the gain resulting from forgiveness of the PPP loan in the six months ended June 30, 2021.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $1.5 million and $1.8 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 29, 2022, retroactive to June 1, 2022, for an additional three-year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of June 30, 2022, the Company had accrued interest in the amount of $37,500 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$87	$379
Net cash (used in) investing activities	(303)	(14)
Net cash (used in) financing activities	(66)	—
Net (decrease) increase in cash and cash equivalents	$(282)	$365

Net cash provided by operating activities was $87,000 for the six months ended June 30, 2022, compared to net cash provided by operating activities of $379,000 for the same period last year. The net cash provided by operating activities in the six months ended June 30, 2022, resulted primarily from operating income and increases in accounts payable and contract liabilities, offset increases in accounts receivable and inventories. The net cash provided by operating activities in the six months ended June 30, 2021, resulted primarily from operating income and a reduction in inventories and other assets, offset by the gain on the forgiveness of the PPP loan, an increase in accounts receivable and decreases in accounts payable and contract liabilities.

Net cash used in investing activities was $303,000 during the six months ended June 30, 2022, compared to $14,000 in the same period last year reflecting capital expenditures in both periods.

Net cash used in financing activities during the six months ended June 30, 2021, primarily reflects the principal payments on notes payable.

Overall, cash and cash equivalents decreased by $282,000 during the six months ended June 30, 2022, and increased by $365,000 during the six months ended June 30, 2021.

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

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the six months ended March 31, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least August 12, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.    Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment and Extension of Lease dated July 29, 2022, by and between V&R. Costa Management LLC, and Inrad Optics, Inc.*

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)
*	Filed herewith

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
Date: August 12, 2022