Form 10-Q
period 2022-09-30
Inrad Optics, Inc.
filed 2022-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 14, 2022, was 14,073,320.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,729,208	$1,801,188
Accounts receivable, net	1,098,986	1,287,653
Inventories, net	3,016,599	2,524,871
Other current assets	188,051	260,116
Total current assets	6,032,844	5,873,828

Plant and equipment:
Plant and equipment, at cost	15,817,798	15,393,241
Less: Accumulated depreciation and amortization	(14,655,974)	(14,709,744)
Total plant and equipment	1,161,824	683,497
Precious metals	561,909	561,909
Lease right-of-use, net	809,020	125,724
Other assets	26,993	26,993
Total Assets	$8,592,590	$7,271,951

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$66,584	$16,403
Accounts payable and accrued liabilities	672,072	554,604
Contract liabilities	613,378	576,474
Current portion of lease obligation	297,316	141,536
Total current liabilities	1,649,350	1,289,017

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	333,993	157,578
Lease obligation, net of current portion	518,413	2,692
Total liabilities	5,001,756	3,949,287

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,077,920 shares issued at September 30, 2022, and 13,967,257 shares issued at December 31, 2021	140,781	139,674
Capital in excess of par value	19,889,039	19,733,996
Accumulated deficit	(16,424,036)	(16,536,056)
	3,605,784	3,337,614
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,590,834	3,322,664
Total Liabilities and shareholders’ equity	$8,592,590	$7,271,951

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total revenue	$2,610,330	$2,822,767	$7,787,481	$8,484,066

Cost and expenses:
Cost of goods sold	1,834,401	1,956,881	5,392,369	5,747,689
Selling, general and administrative expenses	722,293	683,347	2,156,665	1,930,796
	2,556,694	2,640,228	7,549,034	7,678,485

Income from operations	53,636	182,539	238,447	805,581
Other income (expense):
Gain on forgiveness of PPP loan	—	—	—	973,166
Interest expense-net	(41,962)	(42,719)	(126,427)	(123,877)
	(41,962)	(42,719)	(126,427)	849,289

Income before income taxes	11,673	139,820	112,020	1,654,870

Income tax (provision) benefit	—	—	—	—

Net income	$11,673	$139,820	$112,020	$1,654,870

Net income per common share - basic	$0.00	$0.01	$0.01	$0.12

Net income per common share - diluted	$0.00	$0.01	$0.01	$0.12

Weighted average shares outstanding - basic	14,058,320	13,962,657	14,006,447	13,851,957

Weighted average shares outstanding - diluted	14,829,573	14,297,879	14,711,621	14,135,274

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
Stock-based compensation expense	—	—	29,303	—	—	29,303
Net income	—	—	—	1,140,334	—	1,140,334
Balance, March 31, 2021	13,824,928	$138,251	$19,545,666	$(17,144,619)	$(14,950)	$2,524,348

401K contribution	142,329	1,423	101,926	—	—	103,349
Stock-based compensation expense	—	—	39,631	—	—	39,631
Net income	—	—	—	374,716	—	374,716
Balance, June 30, 2021	13,967,257	$139,674	$19,687,223	$(16,769,903)	$(14,950)	$3,042,044

Stock-based compensation expense	—	—	22,010	—	—	22,010
Net income (loss) September 30, 2021	—	—	—	139,820	—	139,820
Balance, September 30, 2021	13,967,257	$139,674	$19,709,233	$(16,630,083)	$(14,950)	$3,203,874

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409

Common stock options exercised	21,000	210	4,860	—	—	5,070
Stock-based compensation expense	—	—	32,604	—	—	32,604
Net income	—	—	—	58,915	—	58,915
Balance, June 30, 2022	14,047,920	$140,481	$19,843,176	$(16,435,709)	$(14,950)	$3,532,998

Common stock options exercised	30,000	300	14,700	—	—	15,000
Stock-based compensation expense	—	—	31,163	—	—	31,163
Net income September 30, 2022	—	—	—	11,673	—	11,673
Balance, September 30, 2022	14,077,920	$140,781	$19,889,039	$(16,424,036)	$(14,950)	$3,590,834

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$112,020	$1,654,870

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	181,370	104,160
401K common stock contribution - non cash item	50,755	103,349
Stock based compensation	85,325	90,944
Gain on forgiveness of PPP loan	—	(973,166)
Capitalized interest on promissory note	—	5,538
Changes in operating assets and liabilities:
Accounts receivable	188,667	(468,629)
Inventories, net	(491,728)	317,497
Other current and noncurrent assets	72,065	131,173
Accounts payable and accrued liabilities	117,470	—
Contract liabilities	36,904	(73,075)
Other current and noncurrent liabilities	(11,796)	(161,967)
Total adjustments and changes	229,032	(924,176)
Net cash provided by operating activities	341,052	730,694

Cash flows from investing activities:
Capital expenditures	(389,377)	(40,660)
Net cash (used in) investing activities	(389,377)	(40,660)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,070	—
Principal payments on notes payable-other	(43,725)	—
Net cash (used in) financing activities	(23,655)	—

Net (decrease) increase in cash and cash equivalents	(71,980)	690,034

Cash and cash equivalents at beginning of period	1,801,188	1,129,703
Cash and cash equivalents at end of period	$1,729,208	$1,819,737

Supplemental disclosure of cash flow information:
Interest paid	$128,586	$126,584
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$879,300	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$270,320	$—

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

Accounts Receivable

Accounts receivable are carried at net realizable value, net of write-offs and allowances. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable. Management specifically analyzes past-due accounts receivable balances and, additionally, considers bad debt history, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncollectible accounts receivable are written-off when it is determined that the balance will not be collected. Reserves for uncollectible accounts receivable are recorded as part of selling, general and administrative expenses in the Consolidated Statements of Operations, and were $46,000 at September 30, 2022, and $90,000 at December 31, 2021.

Inventories

Inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,339,000 and $2,480,000 at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
Raw materials	$1,181	$1,160
Work in process, including manufactured parts and components	1,427	1,020
Finished goods	409	345
	$3,017	$2,525

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

On the basis of this evaluation as of September 30, 2022, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the net deferred tax asset balance of $3,406,000 and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2022 and 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three and nine months ended September 30, 2022, a total of 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes in addition to 15,000 common stock options in each respective period, were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

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

A reconciliation of the shares used in the calculation of basic and diluted income (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$11,673	14,058,320	$0.00	$139,820	13,962,657	$0.01
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	771,253	—	—	335,222	—
Diluted Income Per Share:	$11,673	14,829,573	$0.00	$139,820	14,297,879	$0.01

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$112,020	14,006,447	$0.01	$1,654,870	13,851,957	$0.12
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	705,174	—	—	283,317	—
Diluted Income Per Share:	$112,020	14,711,621	$0.01	$1,654,870	14,135,274	$0.12

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

Recent Accounting Standards

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which amended guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2023, with earlier application permitted. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% of revenue for the three and nine months ended September 30, 2022. Revenue from products or services transferred to customers under these performance obligations accounted for approximately 0% and 0.5% of revenue for the three and nine months ended September 30, 2021, respectively. This revenue is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

Accounting for these long-term government contracts involves the use of various techniques to estimate total revenue and costs. The Company estimates profit on these long-term government contracts as the difference between total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, costs and availability of materials, and timing of funding by the U.S. government. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards and incentive fees. Historically, these amounts of variable consideration are not considered significant. Additionally, contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgement at the time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Under these long-term government contracts, the Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 100% of revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Aerospace & Defense	$640,847	$636,621	$2,262,767	$2,833,925
Process Control & Metrology	1,835,117	1,825,609	4,942,711	4,074,841
Laser Systems	47,874	135,801	151,165	561,992
Scientific / R&D	86,492	224,736	430,838	1,013,308
Total	$2,610,330	$2,822,767	$7,787,481	$8,484,066

Net sales by timing of transfers of goods and services is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Transfer at point in time	$2,610,330	$2,822,767	$7,787,481	$8,443,847
Transfer over time	—	—	—	40,219
Total net sales	$2,610,330	$2,822,767	$7,787,481	$8,484,066

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with long-term government contracts were not significant at September 30, 2022 or 2021. The Company had no remaining revenue to be recognized from long-term government contracts at September 30, 2022 or 2021.

On September 30, 2022, the Company had approximately $21.5 million of performance obligations, which is also referred to as backlog. Approximately 12.9% of the September 30, 2022 backlog, is related to projects that will extend beyond September 30, 2023.

NOTE 3- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended September 30, 2022 and 2021, include stock-based compensation expense for stock option grants totaling $31,163 and $22,010, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense for stock option grants totaled $85,325 and $90,944, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales	$3,369	$4,101	$9,990	$17,285
Selling, general and administrative	27,794	17,909	75,335	73,659
Total stock-based compensation expense	$31,163	$22,010	$85,325	$90,944

As of September 30, 2022 and 2021, there were $253,000 and $145,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.54 and 1.57 years, respectively.

There were 200,000 stock options granted during the nine months ended September 30, 2022, and 200,000 stock options granted during the nine months ended September 30, 2021. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022		2021
Expected Dividend yield	—%		—%
Expected Volatility	105%		106%
Risk-free interest rate	1.54%		0.86%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised and forfeited during the nine months ended September 30, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2022	1,152,667	$0.60	7.40	$107,573
Granted	200,000	1.20
Exercised	(51,000)	0.39
Expired/Forfeited	—	—		—
Outstanding September 30, 2022	1,301,667	$0.70	7.52	$1,431,642

Exercisable at September 30, 2022	960,832	$0.70	6.13	$1,151,907

The following table represents non-vested stock options granted, vested and forfeited for the nine months ended September 30, 2022:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2022	276,670	0.89
Granted	200,000	1.09
Vested	(135,835)	0.70
Forfeited	—	—
Non-Vested - September 30, 2022	340,835	0.89

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2021, in February 2022. The Company contributed 59,663 common shares of Inrad Optics, Inc. and cash of $76,133 to the Plan in March 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024 from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of September 30, 2022, the Company had accrued interest in the amount of $37,500 associated with these notes.

NOTE 6 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$162	$174
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	239
Less current portion	(67)	(16)
Long-term debt, excluding current portion	$334	$158
(1)	The Company purchased certain equipment in the nine months ended September 30, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

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

On January 19, 2021, the Company received notification from the Small Business Administration that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan in the nine-month period ending September 30, 2021.

NOTE 8 – LEASES

The Company’s lease agreements consist of the building lease and an office equipment lease with terms that range from 5 months to three years. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company determines if such arrangements contain a lease and whether that lease meets the classification criteria of a finance or operating lease at inception of the arrangement.

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

An initial right-of-use asset of $0.9 million was recognized as a non-cash asset addition with the signing of the July 29, 2022, facility lease. Cash paid for amounts included in the present value of operating lease liability was $0.1 million during each of the three months ended September 30, 2022 and 2021, and $0.2 million during each of the nine months ended September 30, 2022 and 2021. Operating lease costs are included in operating cash flows. The Company’s other lease liabilities consist of a financing lease for certain computer equipment.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of September 30, 2022:

September 30, 2022
(in thousands)
Maturity of Lease Liabilities
Remainder of 2022	$85
2023	328
2024	325
2025	135
Total undiscounted operating lease payments	873
Less: imputed interest	(58)
Present value of operating lease liabilities	$815

Balance sheet classification
Current lease liabilities	$297
Long-term lease liabilities	518
Total operating lease liabilities	$815

NOTE 9 – IMPACT OF COVID-19

The Company continues to ensure the health and safety of our employees and associates, actively and earnestly following all best practice CDC guidelines and safety protocols in our operations for the spread of COVID-19 in the workplace. We cannot predict what actions may be required by federal, state, or local authorities in the future, nor can we predict what actions any new mandates may have on our customers and suppliers. We continue to actively monitor the situation and may be required to take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, nor can we predict what impact it may have on our continuing operations or the effect to our financial results.

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

Impact of COVID-19

The COVID-19 pandemic has created significant volatility and global economic disruption and the impact on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the impact of new COVID-19 variants in the future; government actions taken in response to the pandemic, including required shutdowns, vaccine or testing mandates; supply chain disruptions; rising inflation; labor shortages; and the effect on our customers’ demand for our products. We may also be impacted by state actions, orders and policies regarding the COVID-19 pandemic. We cannot predict whether new travel or quarantine policies will have an impact on our operations.

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

Sales Revenue

Sales for the three months ended September 30, 2022, were $2.6 million, a decrease of $0.2 million or 7.5% compared to $2.8 million, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, sales were $7.8 million, a decrease of 8.2%, or $0.7 million, compared to sales of $8.5 million for the nine months ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, sales to the defense/aerospace market were $0.6 million in each period. For the nine months ended September 30, 2022 and 2021, sales to the defense/aerospace market were $2.3 million and $2.9 million, respectively. The decrease in sales in the nine months ended September 30, 2022, of $0.6 million, or 21.5% reflects softened demand for the Company’s defense-based products during the nine-month period ending September 30, 2022.

Process control and metrology (“PC&M”) sales were $1.8 million for each of the three months ended September 30, 2022 and September 30, 2021, reflecting the continued strong demand in the semiconductor industry. For the nine months ended September 30, 2022, sales increased 21.3% or $0.8 million to $4.9 million from $4.1 million for the nine months ended September 30, 2021. Sales in the PC&M market continue to increase due to strong demand in the semiconductor industry.

For the three months ended September 30, 2022 and 2021, sales to customers in the laser systems market were $48,000 and $136.000, respectively. The decrease of $88,000, or 64.7%, reflects the decrease in sales of products for legacy replacement materials. Sales for the nine months ended September 30, 2022 and 2021, were $0.2 million and $0.6 million, respectively. Products sold into this market segment largely consist of legacy materials for replacement units and small volume buys.

Sales to customers in the scientific/R&D market were $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $0.1 million, or 61.5%. The decrease reflects reduced demand from national laboratories. For the nine-month period ending September 30, 2022, sales decreased $0.6 million to $0.4 million, compared to $1.0 million for nine months ended September 30, 2021. The decrease in sales for the nine-month period ended September 30, 2022, reflects reduced demand for certain products in this market and completion of a federal government R&D contract in the beginning of 2021.

For the three months ended September 30, 2022 and 2021, five customers represented 10% or more of sales and three customers represented 10% or more of sales, respectively. For the nine months ended September 30, 2022, three customers represented 10% or more of sales compared to two customers representing 10.0% or more of sales for the nine months ended September 30, 2021.

The Company’s top five customers represented 70.7% of sales for the three-month period ended September 30, 2022, compared to 67.1% of sales in the same period in 2021. For the nine-month period ended September 30, 2022 and 2021, the Company’s top five customers represented 66.4% and 50.5% of sales, respectively.

Orders booked during the first nine months of 2022, totaled $16.9 million, compared to $12.4 million for the same period last year. Order backlog at September 30, 2022 and 2021, was $21.5 million and $9.8 million, respectively.

Cost of Goods Sold

For the three months ended September 30, 2022 and 2021, cost of goods sold was $1.8 million and $2.0 million, or 70.3% and 69.3% of total revenues, respectively. Cost of goods sold in the three-month period ended September 30, 2022, was as a percentage stayed consistent. Cost of goods sold for the nine months ended September 30, 2022 and 2021, were $5.4 million and $5.7 million, respectively. Cost of goods sold decreased $0.3 million reflecting lower costs for materials and services offset by increases in employee related costs and depreciation.

Gross profit for the three months ended September 30, 2022, was $0.8 million or 29.7% of sales compared to $0.9 million or 30.8% of sales in the same quarter last year. Gross profit for the year-to-date period ending September 30, 2022, was $2.4 million or 30.8% of sales, a decrease of $0.3 million, compared to $2.7 million or 32.3% of sales, for the nine-month period ended September 30, 2021. The decrease in gross profit for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to lower sales revenues combined with an increase in material costs and employee related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.7 million in each of the three months ended September 30, 2022 and September 30, 2021, or 27.7% of sales and 24.2% of sales, respectively. The increase as a percentage of sales in SG&A expenses in the three months ended September 30, 2022, reflects an increase in employee related expenses. SG&A expenses for the nine-month periods ended September 30, 2022 and 2021, were $2.2 million, or 27.7% of sales, and $1.9 million or 22.8% of sales, respectively. The increase in SG&A expenses for the year-to-date period reflects an increase in employee related expenses coupled with an increase in marketing and travel expenses.

Income from Operations

The Company realized net income from operations of $0.1 million for the three months ended September 30, 2022, compared with net income from operations of $0.2 million in the three months ended September 30, 2021. The decrease in income primarily reflects a decrease in sales coupled with higher cost of goods sold and higher SG&A expenses. The Company realized net income from operations of $0.2 million for the nine months ended September 30, 2022, compared net income from operations for the nine months ended September 30, 2021, of $0.8 million. The decrease in net income from operations is primarily due lower revenues coupled with an increase in SG&A expenses.

Other Income and Expense

There was no significant change in net interest expense for the three months or nine months periods ended September 30, 2022 compared to the same periods ended September 30, 2021. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million in the nine months ended September 30, 2021.

Income Taxes

For the three months and nine months ended September 30, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

For the three months and nine months ended September 30, 2021, the Company did not record a current provision for income taxes due to the permanent difference related to loan forgiveness and the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had a net income of $12,000 for the three months ended September 30, 2022, compared to net income of $140,000 for the three months ended September 30, 2021. The change primarily reflects a decrease in sales coupled with an increase in SG&A costs. For the nine months ended September 30, 2022, the Company recorded net income of $0.1 million compared to net income of $1.7 million for the nine months ended September 30, 2021. The decrease in net income reflects lower sales, higher SG&A costs, and the absence of the $1.0 million gain resulting from forgiveness of the PPP loan recorded in the nine months ended September 30, 2021.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $1.7 million and $1.8 million, respectively.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 29, 2022, retroactive to June 1, 2022, for an additional three-year term. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance, and operating costs of the facility.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at an annual rate of 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement, the expiration dates of the warrants were extended from April 1, 2024 to April 1, 2027. As of September 30, 2022, the Company had accrued interest in the amount of $37,500 associated with these notes.

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$341	$731
Net cash (used in) investing activities	(389)	(41)
Net cash (used in) financing activities	(24)	—
Net (decrease) increase in cash and cash equivalents	$(72)	$690

Net cash provided by operating activities was $341,000 for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $731,000 for the same period last year. The net cash provided by operating activities in the nine months ended September 30, 2022, resulted primarily from operating income and increases in accounts payable, contract liabilities and a reduction in other current assets and accounts receivable, offset by an increase in inventories. The net cash provided by operating activities in the nine months ended September 30, 2021, resulted primarily from operating income and a reduction in inventories and other assets, offset by the gain on the forgiveness of the $1.0 million PPP loan, an increase in accounts receivable and decreases in accounts payable and contract liabilities.

Net cash used in investing activities was $389,000 during the nine months ended September 30, 2022, compared to $41,000 in the same period last year reflecting capital expenditures in both periods.

Net cash used in financing activities during the nine months ended September 30, 2022, primarily reflects the principal payments on notes payable.

Overall, cash and cash equivalents decreased by $72,000 during the nine months ended September 30, 2022, and increased by $690,000 during the nine months ended September 30, 2021.

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

On January 19, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $980,000, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recognized a gain from forgiveness on PPP Loan in the nine months ended March 31, 2021.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least November 11, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2022 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.    Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amendment and Extension of Lease dated July 29, 2022, by and between V&R. Costa Management LLC, and Inrad Optics, Inc.

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: November 14, 2022