Form 10-K
period 2022-12-31
Inrad Optics, Inc.
filed 2023-03-30
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	◻	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,762,963. (For purposes of determining this amount, only directors, executive officers, and shareholders with voting power of 10% or more of our stock have been deemed affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares outstanding as of March 30, 2023 –14,200,975 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Inrad Optics, Inc.

PART 1

Caution Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, or projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise, except as otherwise required by law.

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

Products Manufactured by the Company

The Company built its reputation on its ability to grow and fabricate crystalline materials. As original equipment manufacturers (OEM) demand waned for such crystals the Company transitioned to a vertically integrated photonics manufacturer focused in three main categories: Ultraviolet (UV) to Infrared Optical Components (IR), X-ray Imaging Optics, and Metal Substrate Optics.

The Company offers thin-film coating services, opto-mechanical design for manufacturability, and complex assembly services as part of its deliverables, and supports prototyping through production requirements across all three product areas.

UV-IR Optics and Assemblies

The Company specializes in high-end precision components and sub-assemblies. It develops, manufactures, and delivers precision custom optics and thin film optical coatings. Glass and single crystal substrates are processed to specific customer requirements using complex and often proprietary techniques to manufacture components, deposit optical thin films, and assemble sub-components used in advanced photonic systems. Planar, prismatic, and spherical components are fabricated from glass and synthetic crystals, including fused silica, germanium, quartz, silicon, zinc selenide, zinc sulfide, and other optical glasses.

Components consist of large form factor transmission flats, optical windows for airborne applications, multi-element optical assemblies, lenses, mirrors, polarizing optics, prisms, and wave plates. The Company specializes in super-precision interferometer and transmission flats up to 480mm diameter across a variety of optical materials, as well as multi-element optical assemblies utilizing adhesive free optical contacting and other bonding processes.

Most optical components and sub-assemblies in the UV-IR range require thin film coatings on their surfaces. Depending on the design, optical coatings can refract, reflect, and transmit specific wavelengths. Optical coating specialties include anti-reflective high laser damage resistance, highly reflective, infra-red, polarizing, and coating to complex multi- wavelength requirements on a wide range of substrate materials. Coating deposition process technologies employed include electron beam, ion and plasma assisted deposition, and thermal deposition of multi-layer coating designs.

X-Ray Imaging Optics

Using proprietary optical polishing and proprietary adhesive free bonding techniques, the Company fabricates high-performance bent x-ray monochromators from a large selection of crystal materials and orientations. The Company’s implementation of exacting metrology and specialized processing techniques enable it to develop flat and bent x-ray crystals curved to different shapes with arcsecond precision, verified quality, and high orientation accuracy. This technology is used in OEM and research and development (R&D) high-impact applications, including x-ray photoelectron spectroscopy (XPS) for elemental surface analysis applications in semiconductor wafer inspection, life science and micro-probe chemical analysis.  The Company’s bent x-ray crystal assemblies have wide deployment in government R&D facilities for synchrotron beamline focusing and plasma diagnostics in nuclear fusion energy research. Overall, the Company’s products in this area have substantial market impact and the Company has continuously driven innovation to better serve the changing needs of x-ray optics customers.

Metal Substrate Optics and Assemblies

The Company manufactures precision aspheres, large and small metal mirrors, low RMS surface finish polished mirrors, reflective Porro prisms, and thermally stable optical mirrors. Plating specialties include void-free gold and electroless nickel. Metal substrate optics are produced to customer specifications utilizing high precision diamond machining, polishing, and plating of aluminum, AlBeMet™, beryllium, and stainless steel. Leveraging its unique metal substrate expertise, the Company minimizes assembly distortion of the finished optic and ensures quality through in-house testing. The Company’s design optimization results in lower costs and shortened cycle time while improving repeatability for configured components. This product area has served the defense markets for many years and has evolved to include space-based applications in communications and docking systems.

The following table summarizes the Company’s net sales by product categories during the past two years.

	Years Ended December 31,
	2022		2021
Category (In thousands)	Net Sales	%	Net Sales	%
UV-IR Optics*	$4,877	45.9	$5,640	49.7
X-ray Optics	4,379	41.2	3,574	31.5
Metal Substrate Optics	1,375	12.9	2,139	18.8
Total	$10,631	100.0	$11,353	100.0

* The company no longer separates sales of legacy non-linear and electro-optical crystal components, formerly categorized under Laser Devices and Instrumentation. In 2022 and 2021, the company recorded sales of $188,000 and $724,000 in the Laser Devices and Instrumentation segment, respectively. These sales are included in the UV-IR Optics category.

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

In 2022 and 2021, the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2022		2021
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,008	28.3	$3,824	33.7
Process Control & Metrology	6,981	65.6	5,656	49.8
Laser Systems	188	1.8	724	6.4
Scientific / R&D	454	4.3	1,149	10.1
Total	$10,631	100.0	$11,353	100.0

Aerospace & Defense

This market consists of sales to OEM defense electro-optical systems and subsystems manufacturers, U.S. based prime aerospace and defense contractors, and system integrators where the products have the same end-use.

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

Sales in the aerospace and defense market represented approximately 28.3% and 33.7% of sales in 2022 and 2021, respectively. Sales of $3.0 million in 2022 decreased by approximately $0.8 million, or 21.3% from sales of $3.8 million in 2021.

The Company believes that the aerospace and defense sector continues to represent a significant market for the Company’s products. The aerospace and defense sector offers an ongoing opportunity for growth given the Company’s capabilities in glass, single crystal, and metal precision optics.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor wafer inspection, nanoscale surface defect analysis, and optical sensing systems.

Sales in the Process Control and Metrology (PC&M) market increased by approximately $1.3 million, or 23.4% to $7.0 million in 2022, compared to sales of $5.7 million in 2021. Sales in the PC&M market represented 65.6% and 49.8% of total sales in 2022 and 2021, respectively. Increased sales in 2022 were a result of the rising demand for our products, especially products installed in semiconductor capital equipment.

The Company believes that the optical and x-ray inspection segment of the semiconductor industry offers continued growth opportunities which match its capabilities in precision optics, crystal products, and monochromators. Bookings for our products in the PC&M market continued to be strong throughout 2022.

Laser Systems

This market consists principally of customers who are OEM manufacturers of industrial, medical, and R&D lasers. The Company also serves a number of smaller customers in other niche markets and international distributors.

Sales in this market were 1.8% of total sales in 2022 compared to 6.4% of total sales in 2021. Sales in the laser systems market decreased $0.5 million, due to last time orders placed in 2021 for legacy products.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions domestically and internationally. A portion of the international sales to this market are through distributors. Sales to customers within the Scientific/R&D market consist primarily of x-ray monochromators for use in plasma physics applications for defense and fusion energy research. Sales of $0.4 million in 2022 decreased approximately $0.7 million, or 60.5% from sales of $1.1 million in 2021, due to timing of research and development activities and long lead times for order delivery.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2022, the Company’s sales to its top three customers accounted for 50.1% of sales. These customers included two OEM manufacturers of process control and metrology equipment and one U.S.- based defense contractor of electro-optical systems for U.S. and foreign governments. These customers represented 19.7%, 15.3%, and 15.1% of total sales during the year.

Sales to the Company’s top five customers represented approximately 68.6% and 53.9%, in 2022 and 2021, respectively. All of these customers are OEM manufacturers either within the aerospace and defense or process control and metrology sectors.

Export Sales

The Company’s export sales are primarily to customers in Europe, Israel, and Asia and amounted to approximately 39.0% and 36.6% of product sales in 2022 and 2021, respectively.

Long-Term Contracts

Certain of the Company’s agreements with customers provide for periodic deliveries at fixed prices over a long period of time. In such cases, the Company negotiates to obtain firm price commitments, as well as cash advances from its customers for the purchase of the materials necessary to fulfill the order.

Marketing and Business Development

The Company markets its products domestically, through the coordinated efforts of the sales, marketing, and customer service team.

The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross selling all products across all business lines. This strategy is well suited to the diverse and fragmented markets that utilize photonic technologies.

Non-exclusive independent sales agents are occasionally used in major non-U.S. markets, including the United Kingdom, the European Union, Israel, and Japan.

Sales and marketing efforts are coordinated by the Vice President, Sales and Marketing, to promote our product lines through various means including, participation in trade shows, internet-based marketing, media and non-media advertising and promotions, customer visits, and management of international sales representatives and distributors. Our sales efforts are impacted by remaining COVID-19-related restrictions and protocols.

Backlog

The Company’s order backlog at December 31, 2022, was $20.5 million. The Company’s order backlog as of December 31, 2021, was $12.4 million. The significant increase in order backlog is due to the high demand for optical and x-ray components from customers in the process control and metrology sector.

We anticipate shipping a majority of the present backlog during fiscal year 2023. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Competition

Within each product category in which the Company’s business units are active, there is competition.

Our optical components manufacturing capabilities offer unique solutions designed for highly specialized applications. We are an industry leader in supplying bent crystal analyzers used in x-ray photoelectron spectroscopy, synchrotron beamline focusing, and plasma diagnostics in controlled nuclear fusion research facilities. We are a leading supplier of large precision flats produced in volume for semiconductor defect inspection tools and metrology systems. We have a broad range of materials expertise to produce products across the spectrum from the ultraviolet to the far infrared. Specialized custom optical and opto-mechanical components that we produce are used in military imaging platforms and early warning missile sensing systems. By utilizing a team of scientists, engineers, and manufacturing experts, we believe we have a competitive advantage over traditional optical component manufacturers.

Although price is a principal factor in many product categories, competition is also based on product design, performance, customer confidence, quality, delivery, and customer service. Based on its performance to date, the Company believes that it can continue to compete successfully, although no assurances can be given in this regard.

Competitors for our custom optical components used in military and process control applications include several large publicly traded, broad capability, photonics companies. There is also competition from a range of smaller niche businesses catering to a limited set of product offerings. In metal optics, we have competition for mirrors used in aerospace telescopes and EO/IR modules from large and well-capitalized public companies. There is limited competition in the x-ray optics product segment, where the Company possesses proprietary intellectual property and expertise.

Human Capital

We believe that each employee contributes to the culture of integrity, respect, and commitment to our customers through innovation and teamwork. Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Our manufacturing facility is in Northvale, NJ, where we maintain high standards of workplace safety and employee protection. We have also been demonstrating a focus on health and safety in our response to the COVID-19 pandemic, including work-from-home flexibility and requiring those who may be sick to stay home. Measures adopted onsite include multiple COVID-19 safety protocols, such as social distancing, use of personal protective equipment, enhanced cleaning practices, and regular internal communication regarding impacts of the COVID-19 pandemic.

We offer a variety of benefits such as health insurance, paid and unpaid leave, retirement, and life and disability/accident coverage as applicable.

Our commitment to diversity and inclusion is an important driver of Company performance. We have focused recruiting efforts to include individuals from technical training programs and local colleges.

For our manufacturing activities, the speed at which we can recruit, train, and deploy quality new and replacement personnel is an important part of our ability to increase and strengthen our production capacity. We rely upon both employees and resources from staffing firms to meet our needs for direct labor. We face strong competition from companies in the photonics and optics industry as well as a variety of other technology fields to secure the engineering and fabrication talent that we require.

As of the close of business on March 30, 2023, the Company had 59 full-time employees.

Intellectual Property

The Company relies on its manufacturing and technological expertise, know-how, and trade secrets to maintain its competitive position in the industry. The Company takes precautionary and protective measures to safeguard its technical design and manufacturing processes. The Company executes nondisclosure agreements with its employees and, where appropriate, with its customers, suppliers, and other associates.

Regulation

Foreign sales of certain of the Company’s products to certain countries may require export licenses from the United States Department of Commerce and/or Department of State. Such licenses are obtained when required. All requested export licenses of Inrad Optics products have been granted or deemed not required.

International Traffic in Arms Regulations (“ITAR”) governs much of the Company’s domestic defense sector business, and the Company is capable of handling its customers’ technical information under these regulations. Inrad Optics, Inc. is registered with the United States Department of State Directorate of Defense Trade Controls and utilizes a supplier base of similarly registered companies.

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

a.	The Company has a history of losses

While we were profitable in 2022 and 2021, we recorded a net loss for each of the years ended December 31, 2020, and 2019. Our history of losses has had an adverse effect on our working capital, total assets, and shareholders’ equity. We are unable to predict, with certainty, whether we will continue to be profitable after 2022, and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations, and cash flows.

b.	The Company may need to raise additional capital to repay indebtedness and to fund our operations

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

c.	A pandemic, epidemic or outbreak of an infectious disease in the United States and globally may adversely affect our business

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

The spread of COVID-19 has negatively impacted the global economy and has impacted our operations, including the curtailment of certain of our production activities from a human resource perspective and minor disruptions in our supply chain. The extent to which the global coronavirus pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, and the actions to contain or treat its impact, among others. The Company continues to monitor safety protocols and enhance its business continuity plans for potential exposure in the event of infection in our offices and production facility, or in response to potential mandatory quarantines.

d.	The Company has exposure to government markets

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

e.	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2022, five customer accounts represented approximately 68.6% of total revenues. Four customers each accounted for more than 10% of revenues. We are a supplier of custom manufactured components to OEM customers. We have a number of large customers in both the commercial and defense markets, but the relative size and identity of our largest customers may change from year to year. In the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, or financial condition.

f.	The Company depends on, but may not succeed in, developing and acquiring new products and processes

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

g.	The Company’s stock price may fluctuate widely

The Company’s stock is thinly traded. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. Also, any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than the Company could in the future contribute to volatility in the market price of the Company’s common stock.

h.	The Company’s business success depends on its ability to recruit and retain key personnel

The Company depends on the expertise, experience, and continuing services of certain scientists, engineers, production, and management personnel, and on the Company’s ability to recruit additional personnel. There is competition for the services of these personnel, and there is no assurance that the Company will be able to retain or attract the personnel necessary for its success, despite the Company’s efforts to do so. The loss of services of the Company’s key personnel could have a material adverse effect on its business, results of operations, or financial condition.

i.	Many of the Company’s customers are in cyclical industries

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

j.	The Company’s manufacturing processes require products from limited sources of supply

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

k.	The Company faces competition

The Company encounters substantial competition from other companies positioned to serve the same market sectors. Some competitors may have financial, technical, capacity, marketing, or other resources more extensive than ours, or may be able to respond more quickly than the Company to new or emerging technologies and other competitive pressures. Some competitors have manufacturing operations in low-cost labor regions such as the Far East and Eastern Europe and can offer products at lower prices than the Company. The Company may not be successful in winning orders against the Company’s present or future competitors, and competition may have a material adverse effect on our business, results of operations, or financial condition.

l.	The Company may not be able to fully protect its intellectual property

The Company does not in general rely on patents to protect its products or manufacturing processes. The Company generally relies on a combination of trade secrets and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of the Company’s technology. In addition, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company’s rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the Company’s business, results of operations, or financial condition.

m.	Data breach and breakdown of information and communication technologies

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

n.	The Company may be impacted by global political and economic conditions, including acts of war

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Inrad Optics’ business and the worldwide economy. For instance, the Russia-Ukraine conflict has had an adverse impact, among other things, on certain of our suppliers or customers. The ongoing economic sanctions may further disrupt the supply chain and increase costs where there are limited sources of certain raw materials.

Item 1B.      Unresolved Staff Comments

None

Item 2.      Properties

Administrative, engineering, and manufacturing operations are housed in a 42,000 square foot building located in Northvale, New Jersey. The lease for the Northvale facility was renewed for a term of three years from June 1, 2022 to May 31, 2025, along with an option to renew the lease for three additional one-year terms running through May 31, 2028, at substantially the same terms. We believe that our existing facility is adequate to meet current and future projected production needs.

Item 3.      Legal Proceedings

We are not party to any legal proceedings as of the date hereof.

Item 4.      Mine Safety Disclosures

Not Applicable

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

a.Market Information

The Company’s Common Stock, with a par value of $0.01 per share, is traded on the OTC Pink Sheets under the symbol “INRD.”

b.Shareholders

As of March 30, 2023, there were approximately 124 shareholders of record of our Common Stock based on the `Shareholders’ Listing provided by the Company’s transfer agent. As of the same date, the Company estimates there are an additional 240 beneficial shareholders.

c.Dividends

The Company has not historically paid cash dividends. Payment of cash dividends is at the discretion of the Company’s Board of Directors (the “Board”) and depends, among other factors, upon the earnings, capital requirements, operations, and financial condition of the Company. The Company does not anticipate paying cash dividends in the foreseeable future.

d.Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the past year.

Item 6.      Reserved

Not Applicable

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Consolidated Financial Statements. The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the Company’s financial statements, the Company made certain estimates and judgments that affect the results of operations and the value of assets and liabilities the Company reports. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained, and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments, or conditions.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2022	2021
	%	%
Revenues:
Product sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	70.8	69.4
Gross profit margin	29.2	30.6
Selling, general and administrative expenses	26.2	22.4
Operating income (loss)	3.0	8.2
Net income (loss)	1.4	15.4

Revenues

Sales were $10.6 million in 2022, a decrease of 6.4% or $0.7 million, compared to $11.4 million in 2021. The decrease in sales from 2021 to 2022 was due to capacity restraints as the Company hired and trained new employees and acquired additional capital equipment.

Sales to the defense and aerospace market in 2022 decreased 21.3% or $0.8 million to $3.0 million from $3.8 million in 2021. Sales in the defense and aerospace market represented 28.3% and 33.7% of total sales in 2022 and 2021, respectively. The decrease in revenue in this market was due to a decrease in the demand for our products.

Sales in the process control and metrology market increased $1.3 million, or 23.4% to $7.0 million in 2022 from $5.7 million in 2021. Sales in the process control and metrology market represented 65.6% and 49.8% of total sales in 2022 and 2021, respectively. Increased demand for process control and metrology components, including critical components in the semiconductor capital equipment market positively impacted sales in 2022 and 2021.

In 2022, the Company served as an OEM supplier of custom optical components within the non-military laser industry. Sales to this and related markets in 2022 were $0.2 million, a decrease of $0.5 million or 74.0% compared to $0.7 million in 2021. Overall, sales of laser devices and related products represented 1.8% and 6.4% of revenues in 2022 and 2021, respectively.

Sales to customers within the Scientific / R&D market were $0.5 million and $1.1 million for the years ended December 31, 2022 and 2021. As a percentage of total sales, this market represented 4.3% and 10.1% sales in 2022 and 2021, respectively. The decrease in sales in this market is due to timing of research and development activities and long lead times for order delivery.

Bookings

The Company booked new orders totaling approximately $18.7 million in 2022. The Company’s backlog as of December 31, 2022, was $20.5 million, compared to $12.4 million as of December 31, 2021. The significant increase in year over year bookings is due to extraordinary demand for optical and x-ray components from customers in the process control and metrology sector.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 70.8% and 69.4% for years ended December 31, 2022 and 2021, respectively. The cost of goods sold in 2022 was $7.5 million compared to $7.9 million in 2021, a decrease of $0.4 million mainly attributable to the decrease in sales. Indirect labor and overhead and an increase in manufacturing depreciation adversely impacted gross profit margin in 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $2.8 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. SG&A expenses increased due to higher wages and corporate insurance costs, offset by lower depreciation. As a percentage of sales, SG&A was 26.2% of sales in 2022 compared to 22.4% of sales in 2021, primarily reflecting the decrease in sales in 2022.

Operating Income

The Company had operating income of $0.3 million in 2022, compared to an operating income of $0.9 million in 2021.

Other Income and Expenses

Net interest expense was $0.2 million in each of the years ended December 31, 2022 and 2021. Other income reflects the gain on the forgiveness of the PPP loan of $1.0 million recognized in 2021.

Income Taxes

The Company did not record a current provision for income taxes in 2022 or 2021, due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $0.2 million in 2022, compared to net income of $1.7 million in 2021.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures, and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2022, and December 31, 2021, cash and cash equivalents were $2.0 million and $1.8 million, respectively.

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2024, to April 1, 2027.

The Company paid $0.2 million for interest on the subordinated convertible promissory notes in each of the years ended December 31, 2022 and 2021. Accrued interest of $37,500 is included in accounts payable and accrued liabilities as of December 31, 2022 and 2021.

In total, the Company paid $0.2 million of interest in each of the years ended December 31, 2022 and 2021, on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

Capital expenditures were $0.8 million in 2022 and $0.2 million in 2021. The increase in capital spending reflects the Company’s investment in new manufacturing equipment and upgrades to existing equipment.

The Company had a net increase in cash of $0.2 million for the twelve months ended December 31, 2022, compared to a net increase in cash of $0.7 million for the twelve months ended December 31, 2021.

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

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years Ended
	December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$776	$861
Capital expenditures	(539)	(222)
Principal payments on debt obligations	(35)	(8)

Overview of Financial Condition

The Company recorded net income of $0.2 million and $1.7 million for the twelve months ended December 31, 2022 and 2021, respectively. The Company’s cash and cash equivalents increased to $2.0 million at December 31, 2022, from $1.8 million at December 31, 2021.

The Company’s order backlog extends beyond 2022. The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2024.

Contractual Obligations

Subordinated Convertible Promissory Notes

As of December 31, 2022 and 2021, the outstanding principal on the Subordinated Convertible Promissory Notes was $2.5 million. Interest accrues at 6% annually. For the years ended December 31, 2022 and 2021, the Company recorded interest expense on these notes of $0.2 million in each year.

Notes Payable Other

At December 31, 2022 and 2021, the Company had $0.4 million and $0.2 million outstanding in Notes Payable Other in each year, respectively. Interest accrues annually at a weighted average interest rate of 4.9%. For the years ended December 31, 2022 and 2021, the Company recorded interest expense on Notes Payable Other of $20,000 in 2022 and $7,000 in 2021.

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

The Company’s bookings were stronger in 2022, compared to 2021 and our sales have increased over last year. While sales and marketing efforts were severely impacted by COVID-19 during 2021, such efforts improved significantly in 2022. The Company continues to be impacted by COVID-related restrictions in certain areas and the Company expects that restrictions and other limitations may continue for the foreseeable future. The total impact of the global emergence of COVID-19 on our business and financial results are not completely known, and we cannot predict what impact it may have on our continuing operations and the effect to our financial results.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page 21 of the Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2022, are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

b.	Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

c.	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.     Other Information

None

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth the name and age of each executive officer and director of the Company, the period during which each such person has served as an executive officer or director and the current position with the Company held by each such person:

Name	Age	Since	Position with the Company
Amy Eskilson	62	2012	President and Chief Executive Officer
Theresa A. Balog	61	2019	Chief Financial Officer, Corporate Secretary and Treasurer
George Murray	59	2013	Vice President of Sales and Marketing
Jan M. Winston	86	2000	Chairman of the Board
William J. Foote	72	2017	Director of the Company
Luke P. LaValle, Jr.,	80	2005	Director of the Company
Dennis G. Romano	80	2009	Director of the Company
N.E. Rick Strandlund	79	2009	Director of the Company

Amy Eskilson has served as President and Chief Executive Officer of Inrad Optics since October 2012 and served as Inrad Optics’ Vice President of Sales and Marketing from February 2011 through October 2012. Prior to joining the Inrad Optics team, Ms. Eskilson spent 18 years with Thorlabs, Inc., a photonic tools catalogue company, where she served as Director of Business Development from 2001 to 2011. In this role, Ms. Eskilson coordinated a team responsible for a total of eight acquisitions and foster the development of multiple partner companies, technology transfers and IP license agreements. Ms. Eskilson was also involved in photonic start-ups Nova Phase, Inc., Menlo Systems, Inc. and Idesta Quantum Electronics. Honored in 2021 as an Optica Fellow for her contributions to the photonics industry, as well as a long history of advocacy for the optics & photonics community, Ms. Eskilson continues to be an active Optica volunteer. She is a member of the Steering Committee of the National Photonics Initiative and serves as a Trustee of the New Jersey Manufacturing Extension Partnership.  She received her BA in Communications from Montclair State University.

Theresa Balog has served as the Chief Financial Officer, Secretary, and Treasurer since joining Inrad Optics in May 2019. As CFO, Ms. Balog oversees the accounting, business support, financial planning and analysis, treasury, and human resources functions at Inrad Optics. Ms. Balog has previously served as chief financial officer for Clear Align, LLC and MakerBot Industries, Vice President and Global Controller and Chief Accounting Officer for VWR International, Executive Director for MSCI, Inc., and Vice President and Controller for KeySpan Energy.  Ms. Balog holds a BBA in Accounting from St. Mary's College, a Master's Degree in Accounting from the University of Delaware, a Master's Degree in Human Resource Management from Wilmington University, and DBA from Northcentral University. Ms. Balog serves on the Advisory Board of the Accounting and MIS Department at the University of Delaware and mentors undergraduate business students in the University's Lerner Executive Mentoring Program. She is a licensed CPA in the state of Delaware.

George Murray has served as Vice President, Sales & Marketing at Inrad Optics since 2013. Mr. Murray joined the Company as Sales Manager, West Region in 2010. Previously, Mr. Murray managed the sales and marketing activities at Axsys Technologies Imaging Systems (now part of General Dynamics), a premier supplier of optical components. He also held increasingly responsible roles in applications engineering, product marketing, and sales management which included international sales territories at Photon Dynamics, now a division of KLA Corporation, and Gerber Scientific. Mr. Murray holds a Bachelor of Science degree in Mechanical Engineering from the University of Connecticut and an MBA from Rensselaer Polytechnic Institute in Hartford, CT.

Jan M. Winston has served as Chairman of the Board since 2009 and has been a member of Board since 2000. Mr. Winston also has served as a Management Consultant of the Winston Consulting since 1997. From 1981 through 1997, Mr. Winston served as a Division Director/General Manager at IBM Corporation. Mr. Winston has an AB degree from Princeton University and attended the Columbia Graduate School of Business Administration.

William J. Foote has been a director since 2017. Mr. Foote served as the Company’s VP and Chief Accounting Officer from 2018-2019 and as its Chief Financial Officer from 2006-2018.  Mr. Foote also gained extensive experience in finance and accounting through a number of senior financial roles with small and mid-cap private and public manufacturing companies, Mr. Foote is a CPA and a certified professional accountant in Canada, and is a member of the Illinois Society of CPAs and the AICPA.  Mr. Foote holds a BA from Carleton University in Ottawa and a Master’s Degree in Accounting from the University of British Columbia.

Luke P. LaValle, Jr. has been a director since 2005. Currently, Mr. LaValle serves as the Chairman, Chief Executive Officer and co-Chief Investment Officer of American Capital Management Inc., a boutique investment management firm, since 1980. He has a BS from Boston College and an MBA from the University of Massachusetts. Mr. LaValle is a retired Lieutenant Colonel, Military Intelligence, U.S. Army Reserve and served with the 101st Airborne Division and on the Army Staff, The Pentagon.

Dennis G. Romano has been a director since 2009. From 2002-2007, Mr. Romano served as the Senior Vice President of Business Development, Defense Business Unit, Washington Group International, a provider of engineering construction and technical services. Mr. Romano holds a Bachelor of Science degree and Master of Science degree in Physics from Adelphi University.

N.E. Rick Strandlund has been a director since 2009. From 2005-2008, he served as the Chairman, President and CEO of Nanoproducts Corporation, a producer and developer of nanoproduct materials and technologies. Mr. Strandlund has served on the Board of Directors for Research Electro-Optics (a private company) and served as the Chairman of the Board for NanoProducts Corporation (a private company). Mr. Strandlund holds an MBA in management from Golden Gate University and a Bachelor of Science degree in Aerospace Engineering from San Diego State University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). A copy of such Code of Ethics is available on the Company website at www.inradoptics.com and will be made available without charge and upon written request addressed to the attention of the Secretary of the Company and mailed to the Company’s principal executive offices, 181 Legrand Avenue, Northvale, NJ 07647. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver in its website or in a current report on Form 8-K.

Composition of the Board

The Board currently consists of six members. The Company’s directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

The Board is divided into three classes (Class I, Class II and Class III) with directors of the Board (collectively, “Directors”) in each class serving staggered three-year terms. At each annual meeting of shareholders, the terms of Directors in one of these three classes expire. At that annual meeting of shareholders, Directors are elected to a Class to succeed the Directors whose terms are then expiring, with the terms of that Class of Directors so elected to expire at the third annual meeting of shareholders, thereafter. Our directors are divided among the three classes as follows:

●	The Class I directors are Dennis G. Romano and N.E. Rick Strandlund; their terms will expire at the annual meeting of stockholders to be held in 2023.
●	The Class II directors are William J. Foote and Luke P. LaValle, Jr.; their terms will expire at the annual meeting of stockholders to be held in 2024.
●	The Class III directors are Amy Eskilson and Jan M. Winston; their terms will expire at the annual meeting of stockholders to be held in 2025.

The by-laws of the Company provide for a range of no less than four and no more than six directors.

Audit Committee

The Company has a separately designated standing Audit Committee. Luke P. LaValle, Jr. has served as the Audit Committee Chairman since assuming the role in December 2006. The three other members of the Audit Committee are Messrs. Romano, Strandlund, and Winston. The Board has determined that the members of the Audit Committee each satisfy the requirements for independence under applicable SEC rules, as well as the independence standards of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. LaValle is an “audit committee financial expert” as such term is defined under applicable SEC rules.

Item 11.      Executive Compensation

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2022. Our named executive officers include our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2022, as set forth below:

●	Amy Eskilson, President and CEO;
●	Theresa Balog, CFO; and
●	George Murray Vice President, Sales & Marketing.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years ended December 31, 2022 and 2021, the compensation paid by the Company and its Subsidiaries, with respect to the Company’s named executive officers.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name & Principal Position	Year	$	$	$ (1)(2)	$(3)	$
Amy Eskilson	2022	212,000	25,000	51,000	10,665	299,165
President & CEO	2021	198,763	—	28,250	9,484	239,247

Theresa Balog	2022	182,000	20,000	30,900	8,490	241,390
Chief Financial Officer	2021	169,229	—	16,950	8,062	195,891

George Murray	2022	158,000	22,500	30,900	8,123	219,523
Vice President, Sales & Marketing	2021	148,931	—	11,300	7,114	168,445

(1)The aggregate grant date fair value of option awards and stock awards are computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. The valuation is based on the assumptions set forth in Note 10 to our Consolidated Financial Statements in this annual report.

(2)On February 24, 2022, 50,000, 30,000, and 30,000 stock options were awarded to Ms. Eskilson, Ms. Balog, and Mr. Murray respectively. The options have an exercise price of $1.20 and a fair value of $1.03 per share. On March 24, 2021, 50,000, 30,000, and 20,000 stock options were awarded to Ms. Eskilson, Ms. Balog, and Mr. Murray, respectively. The options have an exercise price of $0.62 per share and a fair value of $0.57 per share. All stock options granted in 2022 and 2021 have a ten-year term and vest over three years, one-third each year upon the anniversary of the grant. The amounts reflect the aggregate grant date fair value of each award.

(3)All Other Compensation includes the fair value of Company stock and cash contributed in 2022 and 2021, as a match to the Company’s Section 401(k) Plan for individual executive contributions to the Plan in the 2022 and 2021 Plan years, respectively.

Employment Agreements

The Company has not entered into any employment agreement with any of Ms. Eskilson, Ms. Balog, or Mr. Murray.

Outstanding Equity-Based Awards at Fiscal Year-End

The following table provides information pertaining to vested and non-vested stock options held by each of the executive officers named in the Summary Compensation Table as of December 31, 2022.

	Option Awards (1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name & Principal Position	Exercisable	Unexercisable	$	Date
Amy Eskilson	—	50,000	1.20	02/24/32
President & CEO	16,667	33,333	0.62	02/24/31
	40,000		0.71	02/27/29
	40,000		1.00	07/03/28
	40,000		0.57	01/18/27
	40,000		0.35	02/22/26
	25,000		0.19	01/13/25
	20,000		0.27	01/21/24
Total	221,667	83,333

Theresa Balog	—	30,000	1.20	02/24/32
Chief Financial Officer	10,000	20,000	0.62	02/24/31
	10,000	5,000	1.48	02/12/30
	15,000	—	1.80	05/16/29
Total	35,000	55,000

George Murray	—	30,000	1.20	02/24/32
Vice President, Sales & Marketing	6,667	13,333	0.62	02/24/31
	20,000	—	0.71	02/27/29
	20,000	—	1.00	07/03/28
	15,000	—	0.57	01/18/27
	15,000	—	0.35	02/22/26
	20,000	—	0.19	01/13/25
Total	96,667	43,333

(1)Options have a 10-year term and vest over three years, one third each year upon each anniversary of the grant.

Director Compensation

	Fees earned or	Option
	paid in cash	Awards (1)(2)	Total
Name	$	$	$
William Foote	18,500	10,300	28,800
Luke P. LaValle, Jr.	18,500	10,300	28,800
N.E. Rick Strandlund	18,500	10,300	28,800
Dennis Romano	18,500	10,300	28,800
Jan M. Winston	23,500	10,300	33,800

(1)The value of stock option awards is computed in accordance with FASB ASC Topic 718. The Option Awards reflect the aggregate grand date fair value of the awards. The Company granted 10,000 stock options with an exercise price of $1.20 to each of the directors on March 24, 2022, and 10,000 stock options with an exercise price of $0.62 to each of the directors on March 24, 2021.

(2)The number of stock options which vested in 2022 to each non-employee director was as follows: William J. Foote, 6,667; Luke P. LaValle, Jr., 6,667; Dennis G. Romano, 6,667; N.E. Rick Strandlund, 6,667; and Jan M. Winston, 6,667. As of December 31, 2022, the aggregate number of option awards outstanding for each non-employee director then serving as a director was as follows: William J. Foote, 125,000; Luke P. LaValle, Jr., 75,000; Dennis G. Romano, 75,000; N.E. Rick Strandlund, 80,000; and Jan M. Winston, 75,000.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives the information about the Company’s Common Stock that may be issued upon the exercise of options, warrants, and rights under the Company’s 2010 Equity Compensation Program and the 2020 Equity Compensation Plan, as of December 31, 2022. These Plans were the Company’s only equity compensation Plans in existence as of December 31, 2022.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a)
Equity Compensation Plans Approved by Shareholders (1)	1,286,667	$0.71	3,600,000
Equity Compensation Plans Not Approved by Shareholders	—	$—	—
Total	1,286,667	$0.71	3,600,000

(1)

The 2020 Equity Compensation Program was adopted by the Company’s shareholders at the Annual Meeting held on June 23, 2020. Under this Program, an aggregate of up to 4,000,000 shares of common stock may be granted. The 2010 Equity Compensation Program expired on June 2, 2020, and each outstanding option, warrant and right granted under the Program expired on the date determined under the terms of the original award, which in no event, exceeded 10 years. As of December 31, 2022, there was a total of 886,667 options outstanding under the 2010 Plan. In 2022, no stock options expired or were forfeited under the 2010 Plan. Under the 2020 Equity Compensation Plan, a total of 200,000 stock options were awarded to employees during 2022. 66,000 stock options were exercised under the 2010 Equity Compensation Plan in 2022, and no stock options were exercised under the 2020 Equity Compensation Plan in 2022.

The following table presents certain information available to the Company at the date hereof with respect to the security ownership of the Company’s Common Stock by (i) each of the Company’s directors and nominees, (ii) each named executive officer of the Company, (iii) all executive officers and directors as group, and (iv) each person known by the Company to beneficially own more than five percent (5%) of the Company's common stock outstanding as of December 31, 2022. Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options (including

“out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity. Accordingly, the percentages may add to more than 100%. The address of each principal shareholder, unless otherwise indicated, is c/o Inrad Optics, Inc., 181 Legrand Avenue, Northvale, NJ 07647.

Beneficial Ownership of Common Stock
	Amount and
	Nature of		Percent of
	Beneficial		Common
Name and Address of Beneficial Owner	Ownership		Stock
William J. Foote	159,327	(1)	0.8%
Luke P. LaValle, Jr.	80,000	(2)	0.4%
Dennis G. Romano	80,000	(3)	0.4%
N.E. Rick Strandlund	80,000	(4)	0.4%
Jan M. Winston	80,000	(5)	0.4%
Amy Eskilson	464,391	(6)(12)	2.3%
George Murray	263,292	(7)	1.3%
Theresa Balog	102,817	(8)(12)	0.5%

All Directors and Executive Officers as a group (8 persons)	1,309,827	(9)	6.6%

Clarex Ltd. & Welland Ltd.	7,782,839	(10)	39.3%
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas

Emancipation Management LLC	3,717,787	(11)	18.8%
825 Third Avenue
New York, NY 10022

Inrad Optics, Inc. Employees 401(k) Plan	1,031,309	(12)	5.2%
Amy Eskilson, as Trustee
181 Legrand Avenue
Northvale, NJ 07647

Minerva Advisors LLC	1,012,252	(13)	5.1%
50 Monument Road, Suite 201
Bala Cynwyd, PA 19004

(1)

Including 105,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, 12,934 shares owned, and 32,165 shares allocated to Mr. Foote in the Inrad Optics, Inc. 401(k) Plan over which he has voting and dispotitive power.

(2)	Including 65,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 5,000 shares owned.
(3)	Including 65,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 5,000 shares owned.
(4)	Including 65,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 5,000 shares owned.
(5)	Including 65,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 5,000 shares owned.
(6)

Including 255,000 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 114,391 shares allocated to Ms. Eskison in the Inrad Optics, Inc. 401(k) Plan over which she has voting and dispotitive power.

(7)

Including 113,333 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023, and 102,292 shares allocated to Mr. Murray in the Inrad Optics, Inc. 401(k) Plan over which he has voting and dispotitive power.

(8)

Including 25,000 shares issuable upon exercise of options excercisable within 60 days of March 30, 2023, and 12,817 shares allocated to Ms. Balog in the Inrad Optics, Inc. 401K Plan over which she has voting and dispotitive power

(9)	Including 1,003,993 shares issuable upon exercise of options exercisable within 60 days of March 30, 2023.

(10)

Including 2,500,000 shares and warrants to purchase an additional 1,875,000 shares at $1.35 per share which are issuable upon conversion of convertible promissory notes and 50,000 shares issuable upon conversion of accrued interest on convertible promissory notes.

(11)	These figures are based upon information set forth in Schedule 13G filed February 1, 2023, on behalf of the following reporting persons:

Emancipation Management LLC (a)

Circle N Advisors, LLC (a)

Charles Frumberg (a)

(a) Each of these reporting persons is deemed a beneficial owner of 3,717,787shares of Inrad Optics, Inc. held by Emancipation with shared investment power but no voting power with respect to these 3,717,787 shares.

(12)

These figures are based upon information provided by Amy Eskilson and Theresa Balog, Trustees of the 401(k) Plan. Ms. Eskilson and Ms. Balog, as trustees of the 401(k) Plan, share voting power with respect to the shares held by the 401(k) Plan, but do not have dispositive power over such shares. Ms. Eskilson and Ms. Balog disclaim beneficial ownership of the shares held by the 401(k) Plan, except to the extent of the shares allocated to them in the 401(k) Plan in their individual capacities, and such shares are not refelcted in the amounts of shares listed as being beneficially held in them in individual capacities in this table.

(13)	These figures are based upon information set forth in Schedule 13G filed February 14, 2023, on behalf of the following reporting persons:

Minerva Advisors LLC (a)

Minerva Group, LP (a)

Minerva GP, LP

Minerva GP, Inc. (a)

David P. Cohen (a)

(a) Each of these reporting persons is deemed a beneficial owner of 1,012,252 shares of Inrad Optics, Inc. held by Minvera Group, L.P. with both investment power and voting power with respect to these 1,012,252 shares.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The documented ethics policies of the Company restrict certain types of related party transactions between the Company and its directors, officers, and employees of the Company. Specifically, compensation for services provided by directors, officers, and employees to the Company may not be through any source but the Company. The Company’s policies do permit related parties to participate in financial transactions, limited to financing via debt or equity. In such instances, the Company has an informal policy of requiring that the terms of such financing, including but not limited to interest rates and fees, are at least equal to or better than the terms obtainable via financing from other sources. The Audit Committee is responsible for the review and approval of all related party transactions.

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

No payments against the total principal of $2,500,000 have been made. In 2022, the Company paid a total of $150,000 in interest on the outstanding Subordinated Convertible Notes described above. Accrued interest on the notes amounted to $37,500 as of December 31, 2022.

Director Independence

The Board has determined that each of Mr. William J. Foote, Mr. Luke P. LaValle, Jr., Mr. Dennis G. Romano, Mr. N.E. Rick Strandlund, and Mr. Jan M. Winston has no material relationship with the Company (other than as director) and is therefore “independent” within the meaning of the current listing standards of the Nasdaq Stock Market and applicable SEC rules. Ms. Eskilson is not an independent director due to her position as President and CEO of the Company. The Company has established an Audit

Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are comprised of independent directors.

Item 14.      Principal Accountant Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees.

Audit fees billed or expected to be billed by the Company’s principal accountant, PKF O’Connor Davies, LLP (PKF) for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022, were $126,000. Audit fees billed or expected to be billed by PKF for the audit of the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were $120,500.

Audit-Related Fees

The Company was billed $0 by the Company’s principal accountants for each of the fiscal years ended December 31, 2022 and 2021, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

The Company was billed or is expected to be billed an aggregate of $17,000 by the Company’s principal accountants for each of the fiscal year ended December 31, 2022, for tax services, principally the preparation of income tax returns. The Company was billed or is expected to be billed an aggregate of $16,500 for tax services, principally the preparation of income tax returns for the fiscal year ended December 31, 2021.

All Other Fees

The Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted. The Company did not have any other fees in 2022 and 2021.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a) (1)Financial Statements.

Reference is made to the Index to Financial Statements commencing on Page 28.

(a) (2)Financial Statement Schedule.

Reference is made to the Index to Financial Statements on Page 28. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Note dated July 22, 2020, held by Clarex, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.3	Note dated July 22, 2020, held by Welland, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.2	2020 Equity Compensation Program (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.3

Amendment and Extension of Lease, dated July 8, 2019, by and between V&R Costa Management, LLC, and Inrad Optics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.4

Amendment and Extension of Lease dated July 29, 2022, by and between V&R. Costa Management LLC, and Inrad Optics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2022)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted Inline XBRL

* Filed herewith
** Furnished herewith

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 30. 2023
Jan M. Winston

/s/ William J. Foote	Director	March 30. 2023
William J. Foote

/s/ Luke P. LaValle, Jr.	Director	March 30. 2023
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 30. 2023
Dennis G. Romao

/s/ N.E. Rick Strandlund	Director	March 30. 2023
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 30. 2023
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Theresa A. Balog	Chief Financial Officer, Secretary, and Treasurer	March 30. 2023
Theresa A. Balog	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Inrad Optics, Inc., and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

As discussed in Note 1 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company reviews the components of its inventory on a quarterly basis for products identified as surplus, slow-moving, or discontinued and adjusts inventory to its net realizable value as necessary. The Company’s inventory reserves are primarily based on historical, as well as projected, usage of its various inventory products. The inventory reserve at December 31, 2022, totaled $2.4 million. Net inventories at December 31, 2022, totaled $2.8 million.

Auditing management’s calculations to value inventory involved a high degree of auditor judgment due to the sensitivity of valuation methodologies and the extent of audit effort required to address the matter.

Our principal audit procedures related to the Company’s inventory valuation included the following:

●	Performed an observation of the Company’s physical inventory count, including independent test counts thereon.
●	We performed price testing on a sample of raw material inventory by comparing the carrying value of on-hand inventories to the latest purchases that occurred.
●	In order to assess the appropriateness of the valuation of work-in-progress and finished goods inventories, we performed testing on a sample of capitalized labor costs and net realizable value of subsequent sales.
●	We evaluated management’s assumptions used to determine inventory absorption costs and performed a sensitivity analysis to evaluate the changes in inventory valuation that would result from changes in the assumptions.
●	Evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their assessment of net realizable value and their estimated reserve for slow-moving or excess inventory. We performed an analysis of the inventories’ net realizable value and performed analytical testing by performing a year over year comparison of the inventory reserve by product.

We have served as the Company’s auditor since 2017.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 30, 2023

PCAOB ID No. 127

* * * * *

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,003,485	$1,801,188
Accounts receivable, net	1,389,867	1,287,653
Inventories, net	2,825,987	2,524,871
Other current assets	309,287	260,116
Total current assets	6,528,626	5,873,828

Plant and equipment:
Plant and equipment, at cost	15,967,537	15,393,241
Less: Accumulated depreciation and amortization	(14,723,869)	(14,709,744)
Total plant and equipment	1,243,668	683,497
Precious metals	561,909	561,909
Lease right-of-use, net	737,743	125,724
Other assets	26,993	26,993
Total Assets	$9,098,939	$7,271,951

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$67,513	$16,403
Accounts payable and accrued liabilities	741,281	554,604
Contract liabilities	1,065,173	576,474
Current portion of lease obligation	295,978	141,536
Total current liabilities	2,169,945	1,289,017

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	316,740	157,578
Lease obligation, net of current portion	444,462	2,692
Total liabilities	5,431,147	3,949,287

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,092,920 shares issued at December 31, 2022, and 13,967,257 shares issued at December 31, 2021	140,931	139,674
Capital in excess of par value	19,925,292	19,733,996
Accumulated deficit	(16,383,481)	(16,536,056)
	3,682,742	3,337,614
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,667,792	3,322,664
Total Liabilities and shareholders’ equity	$9,098,939	$7,271,951

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Total revenue	$10,631,032	$11,352,527

Cost and expenses:
Cost of goods sold	7,529,893	7,874,076
Selling, general and administrative expenses	2,782,082	2,544,102
	10,311,975	10,418,178

Income from operations	319,057	934,349
Other expense:
Gain on forgiveness of PPP loan	—	973,166
Interest expense-net	(166,482)	(158,618)
	(166,482)	814,548

Income before income taxes	152,575	1,748,897

Income tax (provision) benefit	—	—

Net income	$152,575	$1,748,897

Net income per common share - basic	$0.01	$0.13

Net income per common share - diluted	$0.01	$0.11

Weighted average shares outstanding – basic	14,018,227	13,871,420

Weighted average shares outstanding – diluted	14,724,895	16,630,239

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance - January 1, 2021	13,824,928	$138,251	$19,516,363	$(18,284,953)	$(14,950)	$1,354,711
401K contribution	142,329	1,423	101,925	—	—	103,348
Stock-based compensation expense	—	—	115,708	—	—	115,708
Net income December 31, 2021	—	—	—	1,748,897	—	1,748,897
Balance - December 31, 2021	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	116,478	—	—	116,478
Common stock options exercised	66,000	660	24,660	—	—	25,320
Net income December 31, 2022	—	—	—	152,575	—	152,575
Balance - December 31, 2022	14,092,920	$140,931	$19,925,292	$(16,383,481)	$(14,950)	$3,667,792

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$152,575	$1,748,897

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	249,265	166,987
401(k) common stock contribution - non cash item	50,755	103,348
Stock based compensation	116,478	115,708
Gain on forgiveness of PPP loan	—	(973,166)
Capitalized interest on promissory note	—	5,538
Change in inventory reserve	(99,662)	9,700
Changes in operating assets and liabilities:
Accounts receivable	(102,214)	(463,200)
Inventories	(201,454)	671,485
Other current and non-current assets	(661,190)	(65,574)
Other current and non-current liabilities	596,212	—
Accounts payable and accrued liabilities	186,677	(178,125)
Contract liabilities	488,699	(280,327)
Total adjustments and changes	623,566	(887,626)
Net cash provided by operating activities	776,141	861,270

Cash flows from investing activities:
Capital expenditures	(539,116)	(221,838)
Net cash (used in) investing activities	(539,116)	(221,838)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,320	—
Principal payments on notes payable-other	(60,048)	(8,360)
Net cash (used in) provided by financing activities	(34,728)	(8,360)

Net increase in cash and cash equivalents	202,297	671,485

Cash and cash equivalents at beginning of year	1,801,188	1,129,703

Cash and cash equivalents at end of year	$2,003,485	$1,801,188

Supplemental disclosure of cash flow information:
Interest paid	$171,060	$161,948
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$879,300	$—
Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment by issuing a note payable	$270,320	$—

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2022

1.            Nature of Business and Operations and Summary of Significant Accounting Policies and Estimates

a.            Nature of Business and Operations

Inrad Optics, Inc. and Subsidiaries (the “Company”) was incorporated in the state of New Jersey and is a manufacturer of products and services for use in the photonics industry enabling key applications for the semiconductor metrology, life sciences, and aerospace and defense industries. The company’s products include custom glass, single crystal, metal optical components and assemblies, and x-ray imaging crystals and assemblies. Company’s principal customers include commercial instrumentation companies and OEM laser systems manufacturers, research laboratories, government agencies, and defense contractors. The Company’s administrative offices and manufacturing operations are in Northvale, New Jersey.

b.            Liquidity

As of December 31, 2022, the Company had working capital of $4.4 million and cash and cash equivalents of $2.0 million. Management believes based on the Company’s operations and its existing working capital resources together with existing cash flows, the Company has sufficient cash flows to fund operations through at least March 31, 2024.

c.            Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, all inter-company accounts and transactions are eliminated.

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

f.            Accounts receivable

Beginning in 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. During 2022 and 2021, a net reduction of $46,000 and $90,000, respectively, in allowances related to customer receivables was recorded due to a change in customers' financial condition, actual and anticipated bankruptcies and other associated claims.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2019 and state or local income tax examinations by tax authorities for the years before 2019.

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

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 0.0% and 0.4% of revenue for 2022 and 2021, respectively. Revenue under these long-term government contracts is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

Accounting for these long-term government contracts involves the use of various techniques to estimate total revenue and costs. The Company estimates profit on these long-term government contracts as the difference between total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, costs and availability of materials, and timing of funding by the U.S. government. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration are not considered significant. Additionally, contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgement at the time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income. Under these long-term government contracts, the Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.

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

o.            Advertising costs

Advertising costs included in selling, general and administrative expenses were $25,000 and $19,000 for the years ended December 31, 2022 and 2021, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

The Company is subject to credit risk for cash accounts in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts. The Company does not believe there is significant credit risk with respect to such cash.

The Company utilizes many relatively uncommon materials and compounds to manufacture its products and relies on outside vendors for certain manufacturing services. Therefore, any failure by its suppliers to deliver materials of an adequate quality and quantity could have an adverse effect on the Company’s ability to meet the commitments of its customers.

For the year ended December 31, 2022, the Company had three customers who had sales representing 19.7%, 15.3% and 15.1% of total revenues. For the year ended December 31, 2021, the Company had three customers who had sales representing 20.3%, 13.6% and 9.5% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

q.            Fair value measurements

The Company follows U.S. GAAP accounting guidance which establishes a framework for measuring fair value and expanded related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

2.            Revenue

	Years Ended December 31,
	2022		2021
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$3,008	28.3	$3,824	33.7
Process Control & Metrology	6,981	65.6	5,656	49.8
Laser Systems	188	1.8	724	6.4
Scientific / R&D	454	4.3	1,149	10.1
Total	$10,631	100.0	$11,353	100.0

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were approximately 100% and 99.6% of revenue for 2022 and 2021, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

Net sales by timing to transfers of goods and services is as follows:

	For the years ended
	December 31,
	2022	2021

	(in thousands)
Transfer at point in time	$10,631	$11,313
Transfer over time	—	40
Total net sales	$10,631	$11,353

The Company’s performance obligations under long-term government contracts are generally satisfied over time. Revenue from products or services transferred to customers over time accounted for approximately 0.0% and 0.4% of revenue for 2022 and 2021, respectively.

3.            Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2.4 million and $2.5 million at December 31, 2022 and 2021, respectively:

	December 31,
	2022	2021

	(in thousands)
Raw materials	$1,065	$1,160
Work in process, including manufactured parts and components	1,282	1,020
Finished goods	479	345
	$2,826	$2,525

4.            Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2022	2021

	(In thousands)
Office and computer equipment	$1,487	$1,482
Machinery and equipment	12,126	11,599
Leasehold improvements	2,354	2,312
	15,967	15,393
Less accumulated depreciation and amortization	(14,724)	(14,710)
	$1,244	$683

Depreciation and amortization expense recorded by the Company totaled approximately $249,000 and $166,000 for 2022 and 2021, respectively. Fully depreciated assets of $235,000 and $20,000 were written off in 2022 and 2021, respectively.

The Company evaluates its property and equipment for impairment when events or circumstances indicate an impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2022 and 2021, its long-lived assets were not impaired.

5.            Related Party Transactions

On July 22, 2020, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to April 1, 2024, from April 1, 2021. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2024, to April 1, 2027.

The Company paid $0.2 million for interest on the subordinated convertible promissory notes for each of the years 2022 and 2021, respectively. Accrued interest of $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2022 and 2021, respectively.

6.            Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2022	2021

	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$160	$174
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	225	—
Less current portion	(68)	(16)
Long-term debt, excluding current portion	$317	$158

(1)	The Company purchased certain equipment in the six months ended June 30, 2022, financing approximately $282,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

Other Long-Term Notes mature as follows:

Year ending December 31:
(In thousands)
2023	$68
2024	71
2025	75
2026	80
2027	25
Thereafter	66
$385

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

8.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2022	2021
Trade accounts payable and accrued purchases	$446	$404
Accrued payroll	25	12
Accrued 401K company matching contribution	137	126
Accrued expenses – other	133	13
	$741	$555

9.            Income Taxes

The Company did not record a current provision for either state tax or federal tax due to loss carry forwards incurred for both income tax and financial reporting purposes.

A reconciliation of the income tax provision computed at the statutory federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2022	2021
Federal statutory rate	21%	21%
Reduction in state rate due to tax rate change	9	9
Change in Valuation Allowance	(106)	(14)
Permanent Differences	33	(15)
Return to provision adjustment	43	(1)
Effective income tax rate	—%	—%

At December 31, 2022 and 2021, the Company had estimated Federal net operating loss carry forwards of approximately $10.1 million and $9.5 million, respectively, and state net operating loss carry forwards of approximately $5.0 million and $4.5 million, respectively. Approximately $8.2 million net operating loss carryforwards expire during various years through 2037, and approximately $1.9 million may be carried forward indefinitely, subject to the 80% of taxable income limitation rule.

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

Deferred tax assets (liabilities) are comprised of the following:

	Years Ended
	December 31,
	2022	2021
Account receivable reserves	$13	$25
Inventory reserves	667	707
Inventory capitalization	92	71
Depreciation	—	197
Loss carry forwards	2,562	2,386
Gross deferred tax assets	3,334	3,386
Deferred tax liability- depreciation	(110)	—
Valuation allowance	(3,224)	(3,386)
Net deferred tax asset	$—	$—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. A significant piece of objective evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2022.

On the basis of this evaluation, as of December 31, 2022, the valuation allowance decreased by $162,000 due to the reduction of net operating loss carryforwards. The valuation allowance increased as of December 31, 2021, by $61,000. The company concluded it was more likely than not that it would not be able to realize a significant portion of the benefit on the deferred tax assets and adjusted the valuation allowance accordingly.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state, or local income tax examinations by tax authorities for the years before 2019.

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

c.            Stock Option Expense

The Company’s results include stock-based compensation expense for stock option grants totaling $116,000 and $113,000 for the years ended December 31, 2022 and 2021,  respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($13,000 and $21,000 for 2022 and 2021, respectively), and selling, general and administrative expenses ($103,000 and $92,000 for 2022 and 2021, respectively).

As of December 31, 2022 and 2021, there were $222,000 and $120,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.54 and 1.57 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2022 and 2021, was $1.20 and $0.62, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Expected dividend yield	—%	—%
Expected volatility	104.62%	106.35%
Risk-free interest rate	1.54%	0.86%
Expected term	10 years	10 years

d.            Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2022 and 2021, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value(a)
Outstanding January 1, 2021	1,150,867	$0.64	6.61	$107,573
Granted	200,000	0.62
Exercised	—	—
Expired/Forfeited	(198,200)	0.86
Outstanding December 31, 2021 (b)	1,152,667	$0.60	7.40	$662,465
Granted	200,000	1.20
Exercised	(66,000)	0.38
Expired/Forfeited	—	—
Outstanding December 31, 2022 (b)	1,286,667	$0.71	7.52	$1,214,875

Exercisable at December 31, 2022	945,832	$0.61	6.13	$1,085,699

(a)   Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2022, exceeds the exercise prices of the respective options.

(b)   Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2022.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2022:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2022	276,670	0.66
Granted	200,000	1.09
Vested	(135,836)	0.70
Forfeited	—	—
Non-Vested – December 31, 2022	340,834	0.89

The total weighted average grant date fair value of options vested during the years ended December 31, 2022 and 2021, was $218,000 and $113,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	346,667	3.19	$0.30	346,667	$0.30
$0.50 - $1.00	702,500	7.10	$0.72	569,165	$0.74
$1.40 - $1.80	237,500	9.74	$1.26	30,000	$1.64

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

For the year ended December 31, 2022, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes and 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. A total of 706,668 common stock equivalents related to outstanding options have been included in the computation of diluted earnings per share because their effect is dilutive. 30,000 common stock equivalents related to outstanding stock options have been excluded from the computation of diluted earnings per share because their effect is anti-dilutive.

For the year ended December 31, 2021, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes have been included in the diluted calculation. 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. A total of 258,819 common stock equivalents related to outstanding options have been included in the computation of diluted earnings per share because their effect is dilutive. 37,500 common stock equivalents related to outstanding stock options have been excluded from the computation of diluted earnings per share because their effect is anti-dilutive.

12.          Commitments and Contingencies

a.            Lease commitments

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of approximately $0.9 million was recognized as a non-cash asset addition with the signing of the July 25, 2022, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.2 million during the year ended December 31, 2022, and is included in operating cash flows.

The following table presents information about the amount and timing of cash flows arising from the Company's operating and capital leases as of December 31, 2022:

Maturity of Lease Liability	(in thousands)
2023	$328
2024	325
2025	135
Total undiscounted operating and capital lease payments	788

Less: imputed interest	(48)
Present value of lease liabilities	$740

Other Information
Remaining lease term (in months)
Opeating lease	29
Capital lease	2
Discount rate for operating lease	5.80%
Discount rate for capital lease	3.99%

The Company’s total rent expense for the years ended December 31, 2022 and 2021, was $0.3 million in each year.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $0.1 million in both 2022 and 2021.

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

In 2022, the Company’s 401(k) matching contribution for employees was $137,000. This will be funded by way of a contribution of cash of $82,000 and 83,306 shares of the Company’s common stock, which will be issued to the Plan in February 2023. In 2021, the Company’s 401(k) matching contribution for employees was $127,000. This was funded by way of a contribution of cash of $76,000 and 149,156 shares of the Company’s common stock, which were issued to the Plan in June 2022. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) Plan administrator.

13.          Product Sales, Foreign Sales, and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Europe, Israel, Asia, and Japan, amounted to approximately 37.7% and 36.6% of product sales in 2022 and 2021, respectively.

The Company had sales to three major customers which accounting for approximately 50.1% of sales in 2022. One customer, a capital equipment company supplies process and control and yield management systems for the semiconductor industry, accounted for 19.7% of sales in 2022. The two other customers included a foreign-based manufacturer of process control and metrology equipment and a U.S.-based customer in the aerospace defense industry whose sales represented 15.3% and 15.1% of sales, respectively. For 2021, the top three customers represented 20.3%, 13.6% and 9.5% of sales.

During the past two years, sales to the Company’s top five customers represented approximately 68.6% and 53.9%, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

14.          Shareholders’ Equity

a.            Common shares reserved for future issuances at December 31, 2022, are as follows:

2020 Equity compensation plan	3,600,000
2010 Equity compensation plan	886,667
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,861,667

b.            Warrants

The Company had no outstanding warrants as of December 31, 2022 and 2021.

15.          Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2022, due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2.6 million compared to its carrying amount of $2.8 million as of December 31, 2022.