Form 10-Q
period 2023-03-31
Inrad Optics, Inc.
filed 2023-05-15
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 15, 2023, was 14,200,975.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,994,833	$2,003,485
Accounts receivable, net of allowance for credit losses of $46,000, respectively	1,468,332	1,389,867
Inventories, net	3,003,356	2,825,987
Other current assets	159,167	309,287
Total current assets	6,625,688	6,528,626

Plant and equipment:
Plant and equipment, at cost	16,155,498	15,967,537
Less: Accumulated depreciation and amortization	(14,798,222)	(14,723,869)
Total plant and equipment	1,357,276	1,243,668
Precious metals	561,909	561,909
Lease right-of-use, net	665,557	737,743
Other assets	26,993	26,993
Total Assets	$9,237,423	$9,098,939

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$68,455	$67,513
Accounts payable and accrued liabilities	744,958	741,281
Contract liabilities	1,079,156	1,065,173
Current portion of lease obligation	298,067	295,978
Total current liabilities	2,190,636	2,169,945

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	299,266	316,740
Lease obligation, net of current portion	367,491	444,462
Total liabilities	5,357,393	5,431,147

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,205,575 shares issued at March 31, 2023, and 14,092,920 shares issued at December 31, 2022	142,057	140,931
Capital in excess of par value	20,044,877	19,925,292
Accumulated deficit	(16,291,954)	(16,383,481)
	3,894,980	3,682,742
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	3,880,030	3,667,792
Total Liabilities and shareholders’ equity	$9,237,423	$9,098,939

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Total revenue	$2,807,161	$2,437,096

Cost and expenses:
Cost of goods sold	1,926,891	1,677,531
Selling, general and administrative expenses	750,362	676,551
	2,677,253	2,354,082

Income from operations	129,908	83,014
Other income (expense):
Interest expense-net	(38,381)	(41,582)
	(38,381)	(41,582)

Income before income taxes	91,528	41,432

Income tax (provision) benefit	—	—

Net income	$91,528	$41,432

Net income per common share - basic	$0.01	$0.00

Net income per common share - diluted	$0.01	$0.00

Weighted average shares outstanding - basic	14,088,320	13,992,489

Weighted average shares outstanding - diluted	14,759,188	14,586,524

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income March 31, 2022	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2023	14,092,920	$140,931	$19,925,293	$(16,383,482)	$(14,950)	$3,667,792
401K contribution	33,322	333	54,388	—	—	54,721
Stock-based compensation expense	—	—	34,203	—	—	34,203
Stock options exercised	79,333	793	30,993	—	—	31,786
Net income March 31, 2023	—	—	—	91,528	—	91,528
Balance, March 31, 2023	14,205,575	$142,057	$20,044,877	$(16,291,954)	$(14,950)	$3,880,030

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$91,528	$41,432

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,353	54,645
401K common stock contribution - non cash item	54,721	50,755
Stock based compensation	34,203	21,558
Change in inventory reserve	149,667	(82,080)
Changes in operating assets and liabilities:
Accounts receivable	(78,464)	87,281
Inventories	(327,036)	(285,872)
Other current and non-current assets	222,306	192,352
Other current and non-current liabilities	3,677	(35,337)
Accounts payable and accrued liabilities	(74,882)	151,739
Contract liabilities	13,983	96,170
Total adjustments and changes	72,528	251,211
Net cash provided by operating activities	164,056	292,643

Cash flows from investing activities:
Capital expenditures	(187,961)	(515,928)
Net cash (used in) investing activities	(187,961)	(515,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,786	—
Proceeds from issuance of a note payable	—	226,694
Principal payments on notes payable-other, net	(16,533)	(11,797)
Net cash provided by financing activities	15,253	214,897

Net (decrease) in cash and cash equivalents	(8,652)	(8,388)

Cash and cash equivalents at beginning of period	2,003,485	1,801,188
Cash and cash equivalents at end of period	$1,994,833	$1,792,800

Supplemental disclosure of cash flow information:
Interest paid	$42,454	$42,113
Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$—	$270,320

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Inrad Optics, Inc., and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. For the period ended March 31, 2023, there were no changes to the estimate for credit losses. For the period ended March 31, 2022, the estimate for credit losses was reduced by $44,000.

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

Inventories are comprised of the following and are shown net of inventory reserves of $2,530,000 and $2,398,000 at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
Raw materials	$931	$1,065
Work in process, including manufactured parts and components	1,393	1,282
Finished goods	679	479
	$3,003	$2,826

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

On the basis of this evaluation as of March 31, 2023, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the deferred tax asset balance of $2,967,000, and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three months ended March 31, 2023 and 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2023, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 161,000 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three months ended March 31, 2022, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 162,500 common stock options were excluded from basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$91,528	14,088,320	$0.01	$41,432	13,992,489	$0.00
Effect of dilutive securities:
Convertible Notes	—	—	—	—	—	—
Accrued Interest on Convertible Notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	670,868	—	—	594,035	—
Diluted Income Per Share:	$91,528	14,759,188	$0.01	$41,432	14,586,524	$0.00

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

NOTE 2 – CONCENTRATION OF CASH

The Company is subject to credit risk due to the concentration of cash balances that exceed the federally insured limits by approximately $1.75 million at March 31, 2023 and December 31, 2022, on cash balances of approximately $2.0 million at March 31, 2023 and December 31, 2022.

NOTE 3 – REVENUE

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was 100% of revenue for each of the three months ended March 31, 2023 and 2022, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2023	2022
Aerospace & Defense	$444,451	$847,293
Process Control & Metrology	2,231,316	1,403,133
Laser Systems	43,080	64,567
Scientific / R&D	88,314	122,103
Total	$2,807,161	$2,437,096

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments.

On March 31, 2023, the Company had approximately $19.5 million of performance obligations, which is also referred to as backlog. Approximately 16.1% of the March 31, 2023, backlog is related to projects that will extend beyond March 31, 2024.

NOTE 4- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended March 31, 2023 and 2022, include stock-based compensation expense for stock option grants totaling $34,203 and $21,558, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months  ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Cost of sales	$3,243	$3,252
Selling, general and administrative	30,960	18,306
Total stock-based compensation expense	$34,203	$21,558

As of March 31, 2023 and 2022, there were $208,000 and $299,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.26 years and 1.54 years respectively.

There were 20,000 stock options granted during the three months ended March 31, 2023, and 200,000 stock options granted during the three months ended March 31, 2022. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023		2022
Expected Dividend yield	—%		—%
Expected Volatility	92%		105%
Risk-free interest rate	0.86%		1.54%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the three months ended March 31, 2023:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2023	1,286,667	$0.71	5.95	$854,550
Granted	20,000	1.72
Exercised	(79,333)	0.40
Expired/Forfeited	(51,667)	0.91
Outstanding March 31, 2023	1,175,667	$0.71	7.62	$1,161,409

Exercisable at March 31, 2023	965,658	$0.66	6.90	$1,046,420

The following table represents non-vested stock options granted, vested, and forfeited for the three months ended March 31, 2023:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2023	340,835	0.89
Granted	20,000	1.48
Vested	(134,160)	0.86
Forfeited	(16,667)	0.97
Non-Vested - March 31, 2023	210,008	0.91

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2022, in February 2023. The Company contributed 33,332 common shares of Inrad Optics, Inc., and cash of $82,000 to the Plan in February 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$153	$160
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	214	225
Less current portion	(68)	(68)
Long-term debt, excluding current portion	$299	$317
(1)	The Company purchased certain equipment in the three months ended March 31, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

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

An initial right-of-use asset of approximately $0.9 million was recognized as a non-cash asset addition with the signing of the July 29, 2022, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.2 million during the year ended December 31, 2022, and is included in operating cash flows.

Operating lease costs were $0.1 million during each of the three months ended March 31, 2023 and 2022, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from the latest information, future events, or otherwise.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues. The Company’s estimates also include the amount and timing of future taxable income in determining the valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2022.

Results of Operations

The Company is a vertically integrated manufacturer specializing in glass, crystal, and metal based optical components, and sub-assemblies. Manufacturing capabilities include super-precision optical surfacing, precision diamond turning, the ability to manage large substrates, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology.

Inrad Optics’ customers include leading corporations in the semiconductor equipment, process control and metrology, defense, aerospace, and laser systems sectors of the broad set of photonics enabled industries, as well as the U.S. Government, National Laboratories and universities and institutions worldwide.

All R&D, engineering, manufacturing, and administrative operations are undertaken in our 42,000 square foot facility in Northvale, New Jersey.

Revenue

Sales for the three months ended March 31, 2023, were $2.8 million, an increase of 15.2%, or $0.4 million, compared to $2.4 million for the three months ended March 31, 2022.

Sales to the defense/aerospace market decreased by $0.4 million or 47.5% to $0.4 million in the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. The decrease in sales in the defense/aerospace market was due to timing of deliveries.

Process control and metrology (“PC&M”) sales were $2.2 million for the three months ended March 31, 2023, an increase of $0.8 million, or 59.0%, from $1.4 million for the three months ended March 31, 2022. The increase in demand, particularly in the semi-conductor industry, has contributed to the increase in sales in the PC&M market for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Sales to customers in the laser systems market were $43,000 for the three months ended March 31, 2023, compared to $65,000 for the three months ended March 31, 2022. Products sold into this market segment largely consist of legacy materials for replacement units and small volume buys.

Sales to customers in the Scientific/R&D market were $0.1 million for each of the three months ended March 31, 2023 and 2022.

In each three-month period ended March 31, 2023 and 2022, three customers represented 10% or more of revenues.

The Company’s top five customers represented 79.8% of sales in the three-month period ended March 31, 2023, compared to 64.7% in the same period in 2022.

Orders booked during the first three months of 2023, totaled $1.8 million, compared to $7.4 million for the same period last year, a decrease of 75.7%. The decrease in bookings is due to extraordinary demand from several key customers in the period ended March 31, 2022, seeking to secure capacity through 2023. Order backlog at March 31, 2023 and 2022, was $19.5 million and $17.4 million, respectively. We anticipate shipping a significant portion of the present backlog during fiscal year 2023. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Cost of Goods Sold

For the three months ended March 31, 2023 and 2022, cost of goods sold were $1.9 million and $1.7 million, or 68.6% and 68.8% of total revenues, respectively. Cost of goods sold increased as a result of increased sales.

Gross profit for each of the three months ended March 31, 2023 and 2022, was $0.9 million and $0.8 million. Gross profit was 31.4% of sales in the three months ended March 31, 2023, and 31.2% of sales in the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2023, amounted to $0.8 million, or 26.7% of sales compared to $0.7 million, or 27.8% of sales, for the same period a year ago. The increase in SG&A expenses reflects an increase in personnel related costs, legal fees, travel, and sales related expenses.

Income from Operations

The Company had operating income of $0.1 million in each of the three months ended March 31, 2023 and 2022. Operating income reflects the increase in sales in the three months ended March 30, 2023, offset by an increase in cost of goods sold and SG&A expenses, compared to the same period last year.

Other Income (Expense)

Other income reflects the interest expense on the Company’s related party convertible notes and the financing of certain equipment purchases.

Income Taxes

For the three months ended March 31, 2023 and March 31, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had net income of $92,000 for the three months ended March 31, 2023, compared to net income of $42,000 for the three months ended March 31, 2022.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $2.0 million. The Company is subject to credit risk due to the concentration of cash balances that exceed the federally insure limits by approximately $1.75 million at March 31, 2023 and December 31, 2022.

The Company occupies approximately 42,000 square feet of space located at 181 Legrand Avenue, Northvale, New Jersey pursuant to a net lease which was amended on July 29, 2022, retroactive to June 1, 2022, for an additional three-year term. The current lease term expires on May 31, 2025. The Company is currently negotiating an extension of the lease. Under the terms of the lease, the Company is obligated for all real estate taxes, maintenance, and operating costs of the facility.

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

The following table summarizes net cash (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$164	$293
Net cash (used in) investing activities	(188)	(516)
Net cash provided by financing activities	15	215
Net (decrease) in cash and cash equivalents	$(9)	$(8)

Net cash provided by operating activities was $164,000 for the three months ended March 31, 2023, compared to net cash provided by operating activities of $293,000 in the same period last year. Net cash provided by operating activities in the three months ended March 31, 2023, resulted primarily from a decrease in other current and non-current assets, an increase in accounts payable and accrued liabilities, and an increase in contract liabilities offset by an increase in inventories, net, and an increase in accounts receivable.

Net cash used in investing activities was $188,000 during the three months ended March 31, 2023, compared to $246,000 in the same period last year reflecting capital expenditures in both periods.

In the three months ended March 31, 2023, proceeds from financing activities included cash received for the issuance of common stock. In the three months ended March 31, 2022, the Company purchased certain equipment financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

Overall, cash and cash equivalents decreased by $9,000 and $8,000 for the three months ended March 31, 2023 and 2022, respectively.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least May 15, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Date: May 15, 2023