Form 10-Q
period 2023-06-30
Inrad Optics, Inc.
filed 2023-08-11
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of August 11, 2023, was 14,200,975.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,229,724	$2,003,485
Accounts receivable, net of allowance for credit losses of $46,000	1,971,830	1,389,867
Inventories, net	2,777,301	2,825,987
Other current assets	366,078	309,287
Total current assets	7,344,933	6,528,626

Plant and equipment:
Plant and equipment, at cost	16,171,151	15,967,537
Less: Accumulated depreciation and amortization	(14,877,335)	(14,723,869)
Total plant and equipment	1,293,816	1,243,668
Precious metals	561,909	561,909
Lease right-of-use, net	592,451	737,743
Other assets	26,993	26,993
Total assets	$9,820,102	$9,098,939

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$69,411	$67,513
Accounts payable and accrued liabilities	679,435	741,281
Contract liabilities	1,089,926	1,065,173
Current portion of lease obligation	301,869	295,978
Total current liabilities	2,140,641	2,169,945

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	281,546	316,740
Lease obligation, net of current portion	290,582	444,462
Total liabilities	5,212,769	5,431,147

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,205,575 shares issued at June 30, 2023, and 14,092,920 shares issued at December 31, 2022	142,057	140,931
Capital in excess of par value	20,072,561	19,925,292
Accumulated deficit	(15,592,336)	(16,383,481)
	4,622,283	3,682,742
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	4,607,333	3,667,792
Total liabilities and shareholders’ equity	$9,820,102	$9,098,939

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total revenue	$3,766,382	$2,740,055	$6,573,544	$5,177,151

Cost and expenses:
Cost of goods sold	2,332,719	1,880,437	4,259,610	3,557,967
Selling, general and administrative expenses	696,623	757,820	1,446,986	1,434,372
	3,029,342	2,638,257	5,706,596	4,992,339

Income from operations	737,040	101,798	866,948	184,812
Other income (expense):
Interest expense-net	(37,421)	(42,883)	(75,802)	(84,465)
	(37,421)	(42,883)	(75,802)	(84,465)

Income before income taxes	699,619	58,915	791,146	100,347

Income tax (provision) benefit	—	—	—	—

Net income	$699,619	$58,915	$791,146	$100,347

Net income per common share - basic	$0.05	$—	$0.06	$0.01

Net income per common share - diluted	$0.04	$—	$0.05	$0.01

Weighted average shares outstanding - basic	14,200,975	14,025,820	14,191,454	13,992,068

Weighted average shares outstanding - diluted	17,456,084	14,791,747	17,488,439	14,675,384

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	Par Value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409
Common stock options exercised	21,000	210	4,860	—	—	5,070
Stock-based compensation expense	—	—	32,604	—	—	32,604
Net income	—	—	—	58,915	—	58,915
Balance, June 30, 2022	14,047,920	$140,481	$19,843,176	$(16,435,709)	$(14,950)	$3,532,998

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	Par Value	Deficit	Stock	Equity
Balance, January 1, 2023	14,092,920	$140,931	$19,925,293	$(16,383,482)	$(14,950)	$3,667,792
401K contribution	33,322	333	54,388	—	—	54,721
Stock-based compensation expense	—	—	34,203	—	—	34,203
Common stock options exercised	79,333	793	30,993	—	—	31,786
Net income	—	—	—	91,528	—	91,528
Balance, March 31, 2023	14,205,575	$142,057	$20,044,877	$(16,291,954)	$(14,950)	$3,880,030
Stock-based compensation expense	—	—	27,684	—	—	27,684
Net income	—	—	—	699,619	—	699,619
Balance, June 30, 2023	14,205,575	$142,057	$20,072,561	$(15,592,336)	$(14,950)	$4,607,333

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$791,146	$100,347

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	153,466	74,828
401K common stock contribution - non cash item	54,721	50,755
Stock based compensation	61,887	54,162
Change in inventory reserve	209,030	(62,506)
Changes in operating assets and liabilities:
Accounts receivable	(581,963)	(86,840)
Inventories	(160,344)	(418,369)
Other current and noncurrent assets	88,502	298,932
Accounts payable and accrued liabilities	(61,846)	38,454
Contract liabilities	24,753	126,689
Other current and noncurrent liabilities	(147,989)	(89,922)
Total adjustments and changes	(359,783)	(13,817)
Net cash provided by operating activities	431,363	86,530

Cash flows from investing activities:
Capital expenditures	(203,614)	(302,890)
Net cash (used in) investing activities	(203,614)	(302,890)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,786	5,070
Principal payments on notes payable-other	(33,296)	(71,286)
Net cash (used in) financing activities	(1,510)	(66,216)

Net increase (decrease) in cash and cash equivalents	226,239	(282,576)

Cash and cash equivalents at beginning of period	2,003,485	1,801,188
Cash and cash equivalents at end of period	$2,229,724	$1,518,612

Supplemental disclosure of cash flow information:
Interest paid	$84,664	$85,584
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$—	$879,300
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$—	$270,320

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

Management Estimates

These unaudited condensed consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Accounts Receivable

Beginning in 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. For the period ended June 30, 2023, there were no changes to the estimate for credit losses. For the period ended June 30, 2022, the estimate for credit losses was $46,000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost of manufactured goods includes material, labor, and overhead. The Company records a reserve for slow-moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs of completion exceed unbilled revenues.

Inventories are comprised of the following and are shown net of inventory reserves of $2,590,000 and $2,398,000 at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
Raw materials	$877	$1,065
Work in process, including manufactured parts and components	1,384	1,282
Finished goods	516	479
	$2,777	$2,826

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

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors, including the Company’s recent operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates that management uses to manage the underlying business. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company over the three years ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation as of June 30, 2023, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the deferred tax asset balance of $2,416,000, and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and six months ended June 30, 2023 and 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three and six months ended June 30, 2023, 2,500,000 common shares issuable upon conversion of outstanding related party convertible notes were included in the computation of basic and diluted net income per common share because their effect is dilutive. For the three and six months ended June 30, 2023, 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 35,000 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

For the three and six months ended June 30, 2022, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 15,000 common stock options were excluded from basic and diluted net income per common share because their effect is anti-dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income per share
Net income	$699,619	14,191,454	$0.05	$58,915	14,025,820	$0.00
Effect of dilutive securities:
Convertible notes	37,500	2,500,000	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	582,412	—	—	765,927	—
Diluted income per share	$737,119	17,283,387	$0.04	$58,915	14,791,747	$0.00

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income per share
Net income	$791,146	14,191,454	$0.06	$100,347	13,992,068	$0.01
Effect of dilutive securities:
Convertible notes	37,500	2,500,000	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	630,445	—	—	683,316	—
Diluted income per share	$828,696	17,321,899	$0.05	$100,347	14,675,384	$0.01

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

NOTE 2 – CONCENTRATION OF CASH

In May 2023, the Company entered into an Insured Cash Sweep (“ICS”) agreement with Valley National Bank, where funds are placed at destination institutions through the service of the Promontory Interfinancial Network, LLC. Such funds placed into the deposit account will not exceed the Federal Deposit Insurance Corporation (“FDIC”) standard maximum deposit insurance amount, currently $250,000, at any one destination institution thereby eliminating credit risk on cash balances over $250,000. The Company was subject to credit risk due to the concentration of cash balances that exceeded the federally insured limits by approximately $1.75 million at December 31, 2022, on cash balances of approximately $2.0 million at December 31, 2022.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was 100% of revenue for each of the three and six months ended June 30, 2023 and 2022, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Aerospace & Defense	$694,660	$774,627	$1,139,112	$1,621,920
Process Control & Metrology	2,551,428	1,704,461	4,782,744	3,107,594
Laser Systems	—	38,724	43,080	103,291
Scientific / R&D	520,294	222,243	608,608	344,346
Total	$3,766,382	$2,740,055	$6,573,544	$5,177,151

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments.

For the three months ended June 30, 2023 four customers represented 10% or more of sales. For the three months ended June 30, 2022, three customers represented 10% or more of sales. For each of the six months ended June 30, 2023 and 2022, three customers represented 10% or more of sales.

The Company’s top five customers represented 73.8% and 63.8% of sales in the three month periods ended June 30, 2023 and 2022, respectively. The Company’s top five customers represented 73.6% in the six month period ended June 30, 2023, compared to 64.2% in the six month period ended June 30, 2022.

On June 30, 2023, the Company had approximately $16.9 million of performance obligations, which is also referred to as backlog. Approximately 12.2% of the June 30, 2023, backlog is related to projects that will extend beyond June 30, 2024.

NOTE 4- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended June 30, 2023 and 2022, include stock-based compensation expense for stock option grants totaling $27,684 and $32,604, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense for stock option grants totaled $61,887 and $54,162, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three and six months  ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales	$3,243	$3,369	$6,486	$6,621
Selling, general and administrative	24,441	29,235	55,401	47,541
Total stock-based compensation expense	$27,684	$32,604	$61,887	$54,162

As of June 30, 2023 and 2022, there were $208,000 and $299,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.26 years and 1.54 years, respectively.

There were 20,000 stock options granted during the six months ended June 30, 2023, and 200,000 stock options granted during the six months ended June 30, 2022. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three and six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023		2022
Expected Dividend yield	—%		—%
Expected Volatility	92%		105%
Risk-free interest rate	0.86%		1.54%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the three and six months ended June 30, 2023:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2023	1,286,667	$0.71	5.95	$854,550
Granted	20,000	1.72
Exercised	(79,333)	0.40
Expired/Forfeited	(51,667)	0.91
Outstanding June 30, 2023	1,175,667	$0.71	7.62	$511,229

Exercisable at June 30, 2023	965,658	$0.64	6.90	$495,994

The following table represents non-vested stock options granted, vested, and forfeited for the three and six months ended June 30, 2023:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2023	340,835	0.89
Granted	20,000	1.48
Vested	(134,160)	0.86
Forfeited	(16,667)	0.97
Non-Vested - June 30, 2023	210,008	0.92

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2022, in February 2023. The Company contributed 33,322 common shares of Inrad Optics, Inc., and cash of $82,000 to the Plan in February 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 10, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to August 15, 2024, from April 1, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2027 to August 15, 2027.

NOTE 7 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$149	$160
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	202	225
Less current portion	(69)	(68)
Long-term debt, excluding current portion	$282	$317
(1)	The Company purchased certain equipment in the six months ended June 30, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

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

Operating lease costs were $0.1 million during each of the three and six months ended June 30, 2023 and 2022, respectively.

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

Inrad Optics’ customers include leading corporations in the semiconductor equipment, process control and metrology, defense, aerospace, and laser systems sectors of the broad set of photonics enabled industries, as well as the U.S. Government, National Laboratories, universities and institutions worldwide.

All R&D, engineering, manufacturing, and administrative operations are undertaken in our 42,000 square foot facility in Northvale, New Jersey.

Revenue

Sales for the three months ended June 30, 2023, were $3.8 million, an increase of $1.1 million, or 36.6% compared to $2.7 million, for the three months ended June 30, 2022. For the six months ended June 30, 2023, sales were $6.6 million, an increase of $1.4 million or 57.3% compared to sales of $5.2 million, for the six months ended June 30, 2022.

Sales to the defense/aerospace market decreased by $0.1 million or 10.3% to $0.7 million in the three months ended June 30, 2023, compared to $0.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, sales to the defense/aerospace market were $1.1 million, a decrease of $0.5 million, or 29.8%, compared to $1.6 million for the six months ended June 30, 2022. The decrease in sales in the defense/aerospace market was due to manufacturing capacity constraints and the impact of tight labor markets.

Sales to the process control and metrology (“PC&M”) market were $2.6 million for the three months ended June 30, 2023, an increase of $0.8 million or 49.7% compared to sales of $1.7 million in the three months ended June 30, 2022. For the six months ended June 30, 2023, sales to the PC&M market were $4.8 million, an increase of $1.7 million, or 53.9%, compared to $3.1 million for the six months ended June 30, 2022. The increase in sales in the PC&M market for the three and six months ended June 30, 2023, is due to the increase in demand for products used in PC&M applications, especially the semiconductor equipment market.

Sales to customers in the laser systems market were $43,000 for the three and six months ended June 30, 2023, compared to $103,000 and $39,000 for the three and six months ended June 30, 2022, respectively. Products sold into this market segment largely consist of legacy materials for replacement units and small volume last time buys.

Sales to customers in the Scientific/R&D market were $0.5 million for the three months ended June 30, 2023, an increase of $0.3 million, or 134.1%, compared to sales in the Scientific/R&D market of $0.2 million for the three months ended June 30, 2022. Sales in the Scientific/R&D market were $0.6 million for the six months ended June 30, 2023, an increase of $0.3 million, or 76.7%, compared to $0.3 million in sales for the six months ended June 30, 2022. The increase in sales in the Scientific/R&D sector is due to increased demand for our products from U.S. national labs for energy research purposes.

For the three months ended June 30, 2023 four customers represented 10% or more of sales. For the three months ended June 30, 2022, three customers represented 10% or more of sales. For each of the six months ended June 30, 2023 and 2022, three customers represented 10% or more of sales.

The Company’s top five customers represented 73.8% and 63.8% of sales in the three month periods ended June 30, 2023 and 2022, respectively. The Company’s top five customers represented 73.6% in the six month period ended June 30, 2023, compared to 64.2% in the six month period ended June 30, 2022.

Orders booked during the six months ended June 30, 2023 and 2022, totaled $2.9 million and $13.5 million respectively. The decrease in bookings is due to extraordinary demand from several key customers in the six month period ended June 30, 2022, seeking to secure multi-year capacity. Order backlog at June 30, 2023 and 2022, was $16.9 million and $21.3 million, respectively. While we anticipate shipping a considerable portion of the present backlog during the remainder of fiscal year 2023, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Cost of Goods Sold

For the three months ended June 30, 2023 and 2022, cost of goods sold was $2.3 million and $1.9 million, or 61.9% and 68.6% of total sales, respectively. Cost of goods sold for the six months ended June 30, 2023 and 2022, were $4.3 million and $3.6 million, or 64.8% and 68.7% of total sales, respectively. The increase in costs of goods sold reflects the increase in sales during the three and six month periods ended June 30, 2023.

Gross profit for the three months ended June 30, 2023, was $1.4 million or 38.1% of sales compared to $0.9 million or 31.4% of sales in the same quarter last year. Gross profit for the year-to-date period ending June 30, 2023, was $2.3 million or 35.2% of sales, an increase of $0.7 million, compared to $1.6 million or 31.3% of sales, for the six-month period ended June 30, 2022. The increase in gross profit for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, is due to higher sales and efficiency gains from strategic product focus and improvements in production processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.7 million in the three months ended June 30, 2023, or 18.5% of sales and $0.8 million, or 27.7% of sales, in the three months ended June 30, 2022. The decrease in SG&A expenses in the three months ended June 30, 2023, reflects lower wages in that time period. SG&A expenses in each of the six-month periods ended June 30, 2023 and 2022, were $1.4 million, or 22.0% and 27.7% of sales, respectively.

Income from Operations

The Company realized income from operations of $0.7 million for the three months ended June 30, 2023, compared with net income from operations of $0.1 million in the three months ended June 30, 2022. The increase in income primarily reflects an increase in sales coupled with lower SG&A expenses. The Company realized income from operations of $0.9 million for the six months ended June 30, 2023, compared income from operations for the six months ended June 30, 2022, of $0.2 million. The increase in income from operations is primarily due to higher revenues.

Other Income (Expense)

Other income reflects the interest expense on the Company’s related party convertible notes and the financing of certain equipment purchases.

Income Taxes

For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had net income of $0.7 million for the three months ended June 30, 2023, compared to net income of $0.1 million for the three months ended June 30, 2022. The change primarily reflects an increase in sales coupled with a decrease in SG&A costs. For the six months ended June 30, 2023, the Company recorded net income of $0.8 million compared to net income of $0.1 million for the six months ended June 30, 2022. The increase in net income reflects higher sales in the six months ended June 30, 2023.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $2.2 million and $2.0 million, respectively. Although the Company has a concentration of cash balances that exceed the federally insured balances, Inrad Optics entered into an Insured Cash Sweep (“ICS”) agreement with Valley National Bank, where funds are placed at destination institutions through the service of the Promontory Interfinancial Network, LLC. Such funds placed into the deposit account will not exceed the Federal Deposit Insurance Corporation (“FDIC”) standard maximum deposit insurance amount, currently $250,000, at any one destination institution.

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

On August 10, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to August 15, 2024, from April 1, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2027 to August 15, 2027.

The following table summarizes net cash (used in) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$431	$87
Net cash (used in) investing activities	(204)	(303)
Net cash (used in) financing activities	(2)	(66)
Net (decrease) increase in cash and cash equivalents	$227	$(282)

Net cash provided by operating activities was $431,000 for the six months ended June 30, 2023, compared to net cash provided by operating activities of $87,000 in the same period last year. Net cash provided by operating activities in the six months ended June 30, 2023, resulted primarily from an increase in net income and a decrease in inventories offset by a decrease in other current and non-current assets, a decrease in accounts payable and accrued liabilities, and an increase in accounts receivable. The net cash provided by operating activities in the six months ended June 30, 2022, resulted primarily from operating income and increases in accounts payable and contract liabilities, offset increases in accounts receivable and inventories.

Net cash used in investing activities was $204,000 during the six months ended June 30, 2023, compared to $303,000 in the same period last year reflecting capital expenditures in both periods.

In the six months ended June 30, 2023, proceeds from financing activities included cash received for the issuance of common stock net of principal payments on notes payable. In the six months ended June 30, 2022, the Company purchased certain equipment, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

Overall, cash and cash equivalents increased by $226,000 for the six months ended June 30, 2023. Cash and cash equivalents decreased by $282,000 in the six months ended June 30, 2022.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least August 15, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.    Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Note dated August 10, 2023, held by Clarex, Ltd.*

4.2	Note dated August 10, 2023, held by Welland, Ltd.*

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: August 11, 2023