Form 10-Q
period 2023-09-30
Inrad Optics, Inc.
filed 2023-11-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of November 14, 2023, was 14,200,975.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,893,041	$2,003,485
Accounts receivable, net of allowance for credit losses of $46,000	2,028,383	1,389,867
Inventories, net	3,046,316	2,825,987
Other current assets	352,575	309,287
Total current assets	8,320,315	6,528,626

Plant and equipment:
Plant and equipment, at cost	16,287,589	15,967,537
Less: Accumulated depreciation and amortization	(14,955,432)	(14,723,869)
Total plant and equipment	1,332,157	1,243,668
Precious metals	561,909	561,909
Lease right-of-use, net	518,516	737,743
Other assets	26,993	26,993
Total assets	$10,759,890	$9,098,939

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$69,411	$67,513
Accounts payable and accrued liabilities	999,060	741,281
Contract liabilities	1,055,881	1,065,173
Current portion of lease obligation	301,869	295,978
Total current liabilities	2,426,221	2,169,945

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	264,564	316,740
Lease obligation, net of current portion	216,647	444,462
Total liabilities	5,407,432	5,431,147

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,205,575 shares issued at September 30, 2023, and 14,092,920 shares issued at December 31, 2022	142,057	140,931
Capital in excess of par value	20,100,245	19,925,293
Accumulated deficit	(14,874,894)	(16,383,482)
	5,367,408	3,682,742
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	5,352,458	3,667,792
Total liabilities and shareholders’ equity	$10,759,890	$9,098,939

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total revenue	$3,367,770	$2,610,330	$9,941,313	$7,787,481

Cost and expenses:
Cost of goods sold	1,838,223	1,834,401	6,097,833	5,392,369
Selling, general and administrative expenses	776,417	722,294	2,223,402	2,156,665
	2,614,640	2,556,695	8,321,235	7,549,034

Income from operations	753,130	53,635	1,620,078	238,447
Other income (expense):
Interest expense-net	(35,689)	(41,962)	(111,491)	(126,427)
	(35,689)	(41,962)	(111,491)	(126,427)

Income before income taxes	717,441	11,673	1,508,587	112,020

Income tax (provision) benefit	—	—	—	—

Net income	$717,441	$11,673	$1,508,587	$112,020

Net income per common share - basic	$0.05	$—	$0.11	$0.01

Net income per common share - diluted	$0.04	$—	$0.09	$0.01

Weighted average shares outstanding - basic	14,200,975	14,058,320	14,194,311	14,006,447

Weighted average shares outstanding - diluted	17,283,387	14,829,573	17,290,394	14,711,621

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	Par Value	Deficit	Stock	Equity
Balance, January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	21,558	—	—	21,558
Net income	—	—	—	41,432	—	41,432
Balance, March 31, 2022	14,026,920	$140,271	$19,805,712	$(16,494,624)	$(14,950)	$3,436,409
Common stock options exercised	21,000	210	4,860	—	—	5,070
Stock-based compensation expense	—	—	32,604	—	—	32,604
Net income	—	—	—	58,915	—	58,915
Balance, June 30, 2022	14,047,920	$140,481	$19,843,176	$(16,435,709)	$(14,950)	$3,532,998
Common stock options exercised	30,000	300	14,700	—	—	15,000
Stock-based compensation expense	—	—	31,163	—	—	31,163
Net income	—	—	—	11,673	—	11,673
Balance, September 30, 2022	14,077,920	$140,781	$19,889,039	$(16,424,036)	$(14,950)	$3,590,834

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	Par Value	Deficit	Stock	Equity
Balance, January 1, 2023	14,092,920	$140,931	$19,925,293	$(16,383,482)	$(14,950)	$3,667,792
401K contribution	33,322	333	54,388	—	—	54,721
Common stock options exercised	79,333	793	30,993	—	—	31,786
Stock-based compensation expense	—	—	34,203	—	—	34,203
Net income	—	—	—	91,528	—	91,528
Balance, March 31, 2023	14,205,575	$142,057	$20,044,877	$(16,291,954)	$(14,950)	$3,880,030
Stock-based compensation expense	—	—	27,684	—	—	27,684
Net income	—	—	—	699,619	—	699,619
Balance, June 30, 2023	14,205,575	$142,057	$20,072,561	$(15,592,335)	$(14,950)	$4,607,333
Stock-based compensation expense	—	—	27,684	—	—	27,684
Net income September 30, 2023	—	—	—	717,441	—	717,441
Balance, September 30, 2023	14,205,575	$142,057	$20,100,245	$(14,874,894)	$(14,950)	$5,352,458

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,508,587	$112,020

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	231,562	181,370
401K common stock contribution - non cash item	54,722	50,755
Stock based compensation	89,571	85,325
Change in inventory reserve	(315,684)	(141,405)
Changes in operating assets and liabilities:
Accounts receivable	(638,515)	188,667
Inventories	95,354	(350,323)
Other current and noncurrent assets	175,940	72,065
Accounts payable and accrued liabilities	257,779	117,470
Contract liabilities	(9,293)	36,904
Other current and noncurrent liabilities	(221,923)	(11,796)
Total adjustments and changes	(280,487)	229,032
Net cash provided by operating activities	1,228,100	341,052

Cash flows from investing activities:
Capital expenditures	(320,052)	(389,377)
Net cash (used in) investing activities	(320,052)	(389,377)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,786	20,070
Principal payments on notes payable-other	(50,278)	(43,725)
Net cash (used in) financing activities	(18,492)	(23,655)

Net increase (decrease) in cash and cash equivalents	889,556	(71,980)

Cash and cash equivalents at beginning of period	2,003,485	1,801,188
Cash and cash equivalents at end of period	$2,893,041	$1,729,208

Supplemental disclosure of cash flow information:
Interest paid	$126,657	$128,586
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$—	$879,300
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment by issuing a note payable	$—	$270,320

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

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable is recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. For the period ended September 30, 2023, there were no changes to the estimate for credit losses. At September 30, 2023, the estimate for credit losses was $46,000.

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

Inventories are comprised of the following and are shown net of inventory reserves of $2,065,000 and $2,398,000 at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
Raw materials	$676	$1,065
Work in process, including manufactured parts and components	1,815	1,282
Finished goods	555	479
	$3,046	$2,826

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

On the basis of this evaluation as of September 30, 2023, the Company’s management concluded that it is more likely than not that the Company will not be able to realize any portion of the benefit on the deferred tax asset balance of $2,237,000, and therefore the Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance. When sufficient positive evidence exists, the Company’s income tax expense will be charged with the increase or decrease in its valuation allowance. An increase or reversal of the Company’s valuation allowance could have a significant negative or positive impact on the Company’s future earnings.

For the three and nine months ended September 30, 2023 and 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options, stock grants, and warrants using the average market prices during the period, including potential common shares issuable upon conversion of outstanding convertible notes, except if the effect on the per share amounts is anti-dilutive.

For the three and nine months ended September 30, 2023, 2,500,000 common shares issuable upon conversion of outstanding related party convertible notes were included in the computation of basic and diluted net income per common share because their effect is dilutive. For the three and nine months ended September 30, 2023, 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 57,500 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive.

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

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income per share
Net income	$717,441	14,200,975	$0.05	$11,673	14,058,320	$0.00
Effect of dilutive securities:
Convertible notes	37,500	2,500,000	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	582,412	—	—	771,253	—
Diluted income per share	$754,941	17,283,387	$0.04	$11,673	14,829,573	$0.00

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic income per share
Net income	$1,508,587	14,194,311	$0.11	$112,020	14,006,447	$0.01
Effect of dilutive securities:
Convertible notes	112,500	2,500,000	—	—	—	—
Accrued interest on convertible notes	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock options	—	596,083	—	—	705,174	—
Diluted income per share	$1,621,087	17,290,394	$0.09	$112,020	14,711,621	$0.01

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was 100% of revenue for each of the three and nine months ended September 30, 2023 and 2022, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Aerospace & Defense	$600,720	$640,847	$1,739,831	$2,262,767
Process Control & Metrology	2,573,632	1,835,117	7,356,376	4,942,711
Laser Systems	9,950	47,874	53,030	151,165
Scientific / R&D	183,468	86,492	792,076	430,838
Total	$3,367,770	$2,610,330	$9,941,313	$7,787,481

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments.

For the three months ended September 30, 2023, two customers represented 10% or more of sales. For the three months ended September 30, 2022, five customers represented 10% or more of sales. For each of the nine months ended September 30, 2023 and 2022, three customers represented 10% or more of sales.

The Company’s top five customers represented 75.2% and 70.7% of sales in the three month periods ended September 30, 2023 and 2022, respectively. The Company’s top five customers represented 73.8% in the nine month period ended September 30, 2023, compared to 66.4% in the nine month period ended September 30, 2022.

On September 30, 2023, the Company had approximately $14.6 million of performance obligations, which is also referred to as backlog. Approximately 8.5% of the September 30, 2023 backlog is related to projects that will extend beyond September 30, 2024.

NOTE 4- EQUITY COMPENSATION PROGRAM AND STOCK BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended September 30, 2023 and 2022, include stock-based compensation expense for stock option grants totaling $27,684 and $31,163, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense for stock option grants totaled $89,571 and $85,325, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of sales	$3,243	$3,369	$9,729	$9,990
Selling, general and administrative	24,441	27,794	79,842	75,335
Total stock-based compensation expense	$27,684	$31,163	$89,571	$85,325

As of September 30, 2023 and 2022, there were $122,000 and $253,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.26 years and 1.54 years, respectively.

There were 20,000 stock options granted during the nine months ended September 30, 2023, and 200,000 stock options granted during the nine months ended September 30, 2022. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three and nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023		2022
Expected Dividend yield	—%		—%
Expected Volatility	92%		105%
Risk-free interest rate	0.86%		1.54%
Expected term	10	years	10	years

b)    Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the nine months ended September 30, 2023:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2023	1,286,667	$0.71	5.95	$854,550
Granted	20,000	1.72
Exercised	(79,333)	0.40
Expired/Forfeited	(84,667)	0.74
Outstanding September 30, 2023	1,142,667	$0.74	7.82	$996,110

Exercisable at September 30, 2023	935,992	$0.64	6.96	$963,694

The following table represents non-vested stock options granted, vested, and forfeited for the nine months ended September 30, 2023:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2023	340,835	0.89
Granted	20,000	1.48
Vested	(134,160)	0.87
Forfeited	(20,000)	0.91
Non-Vested - September 30, 2023	206,675	0.98

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2022, in February 2023. The Company contributed 33,322 common shares of Inrad Optics, Inc., and cash of $82,000 to the Plan in February 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 12, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to January 15, 2025, from August 15, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. The warrants expire on August 15, 2027.

NOTE 7 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$145	$160
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	189	225
Less current portion	(69)	(68)
Long-term debt, excluding current portion	$265	$317
(1)	The Company purchased certain equipment in the nine months ended September 30, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

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

Operating lease costs were $0.1 million during the three months periods ended September 30, 2023 and 2022, and $0.2 million during each of the nine months periods ended September 30, 2023 and 2022.

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

Results of Operations

The Company is a vertically integrated manufacturer optical components and sub-assemblies from glass, crystal, and metal. Manufacturing capabilities include super-precision optical surfacing, precision diamond turning, the ability to manage large substrates, proprietary optical contacting processes, thin film coatings, and high resolution in-process metrology.

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

Revenue

Sales for the three months ended September 30, 2023, were $3.4 million, an increase of $0.8 million, or 29.0% compared to $2.6 million, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, sales were $9.9 million, an increase of $2.1 million or 27.7% compared to sales of $7.8 million, for the nine months ended September 30, 2022.

Sales to the defense/aerospace market were $0.6 million in the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, sales to the defense/aerospace market were $1.7 million, a decrease of $0.6 million, or 23.1%, compared to $2.3 million for the nine months ended September 30, 2022. The decrease in sales in the defense/aerospace market for the nine months ended September 30, 2023, was due to manufacturing capacity constraints and the impact of tight labor markets.

Sales to the process control and metrology (“PC&M”) market were $2.6 million for the three months ended September 30, 2023, an increase of $0.8 million or 40.2% compared to sales of $1.8 million in the three months ended September 30, 2022. For the nine months ended September 30, 2023, sales to the PC&M market were $7.4 million, an increase of $2.4 million, or 48.8%, compared to $4.9 million for the nine months ended September 30, 2022. The increase in sales in the PC&M market for the three and nine months ended September 30, 2023, is due to the increase in demand for products used in PC&M applications, especially the semiconductor equipment market.

Sales to customers in the laser systems market were $10,000 for the three months ended September 30, 2023, compared to $48,000 for the three months ended September 30, 2022. Sales to customers in the laser systems market for the nine months ended September 30, 2023 were $53,000, a decrease of $97,000, compared to $151,000 for the nine months ended September 30, 2022. Products sold into this market segment largely consist of legacy materials for replacement units and small volume last time buys.

Sales to customers in the Scientific/R&D market were $0.2 million for the three months ended September 30, 2023, an increase of $0.1 million, or 112.2%, compared to sales in the Scientific/R&D market of $0.1 million for the three months ended September 30, 2022. Sales in the Scientific/R&D market were $0.8 million for the nine months ended September 30, 2023, an increase of $0.4 million, or 83.8%, compared to $0.4 million in sales for the nine months ended September 30, 2022. The increase in sales in the Scientific/R&D sector is due to increased demand for our products from U.S. national labs for energy research purposes.

For the three months ended September 30, 2023, two customers represented 10% or more of sales. For the three months ended September 30, 2022, five customers represented 10% or more of sales. For each of the nine months ended September 30, 2023 and 2022, three customers represented 10% or more of sales.

The Company’s top five customers represented 75.2% and 70.7% of sales in the three month periods ended September 30, 2023 and 2022, respectively. The Company’s top five customers represented 73.8% in the month period ended September 30, 2023, compared to 66.4% in the nine month period ended September 30, 2022.

Orders booked during the nine months ended September 30, 2023 and 2022, totaled $4.0 million and $16.9 million, respectively. The decrease in bookings is due to extraordinary demand from several key customers in the nine month period ended September 30, 2022, seeking to secure multi-year capacity. Order backlog at September 30, 2023 and 2022, was $14.6 million and $21.5 million, respectively. While we anticipate shipping a considerable portion of the present backlog during the remainder of fiscal year 2023 and through September 30, 2024, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Cost of Goods Sold

For each of the three months ended September 30, 2023 and 2022, cost of goods sold was $1.8 million, or 54.6% and 70.3% of total sales, respectively. Cost of goods sold for the nine months ended September 30, 2023 and 2022, were $6.1 million and $5.4 million, or 61.3% and 69.2% of total sales, respectively. Cost of goods sold during the three months ended September 30, 2023 decreased as a percentage of sales from September 30, 2022, due to a mix in products sold. Cost of goods sold during the nine month period ended September 30, 2023, reflects an increase in materials, direct labor, and overhead as a result of an increase in sales compared to nine month period ended September 30, 2022.

Gross profit for the three months ended September 30, 2023, was $1.5 million or 45.4% of sales compared to $0.8 million or 29.7% of sales in the same quarter last year. Gross profit for the year-to-date period ending September 30, 2023, was $3.8 million or 38.7% of sales, an increase of $1.4 million, compared to $2.4 million or 30.8% of sales, for the nine-month period ended September 30, 2022. The increase in gross profit for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, is due to higher sales and efficiency gains from strategic product focus and improvements in production processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) were $0.8 million in the three months ended September 30, 2023, or 23.1% of sales, and $0.7 million, or 27.7% of sales, in the three months ended September 30, 2022. The increase in SG&A expenses in the three months ended September 30, 2023, reflects an increase in employee related expenses and legal fees in that time period. SG&A expenses in each of the nine-month periods ended September 30, 2023 and 2022, were $2.2 million, or 22.4% and 27.7% of sales, respectively.

Income from Operations

The Company realized income from operations of $0.8 million for the three months ended September 30, 2023, compared with income from operations of $0.1 million in the three months ended September 30, 2022. The increase in income primarily reflects an increase in sales coupled with lower costs of goods sold and SG&A expenses as a percentage of sales. The Company realized income from operations of $1.6 million for the nine months ended September 30, 2023, compared income from operations for the nine months ended September 30, 2022, of $0.2 million. The increase in income from operations is primarily due to higher revenues.

Other Income (Expense)

Other income reflects the interest expense on the Company’s related party convertible notes and the financing of certain equipment purchases.

Income Taxes

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had net income of $0.7 million for the three months ended September 30, 2023, compared to net income of $0.1 million for the three months ended September 30, 2022. The change primarily reflects an increase in sales. For the nine months ended September 30, 2023, the Company recorded net income of $1.5 million compared to net income of $0.1 million for the nine months ended September 30, 2022. The increase in net income reflects higher sales in the nine months ended September 30, 2023.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, for payment of accrued and current interest on convertible debt, for servicing of long-term debt, and for capital expenditures.

As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $2.9 million and $2.0 million, respectively. Although the Company has a concentration of cash balances that exceed the federally insured balances, Inrad Optics entered into an Insured Cash Sweep (“ICS”) agreement with Valley National Bank, where funds are placed at destination institutions through the service of the Promontory Interfinancial Network, LLC each day. Such funds placed into the deposit account will not exceed the Federal Deposit Insurance Corporation (“FDIC”) standard maximum deposit insurance amount, currently $250,000, at any one destination institution.

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

On October 12, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to January 15, 2025, from August 15, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. The warrants expire August 15, 2027.

The following table summarizes net cash (used in) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,228	$341
Net cash (used in) investing activities	(320)	(389)
Net cash (used in) financing activities	(18)	(24)
Net (decrease) increase in cash and cash equivalents	$890	$(72)

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $0.3 million in the same period last year. Net cash provided by operating activities in the nine months ended September 30, 2023, resulted primarily from an increase in net income coupled with an increase in accounts payable offset by an increase in inventories and accounts receivables. Net cash provided by operating activities in the nine months ended September 30, 2022, resulted primarily from operating income and increases in accounts payable and contract liabilities, offset increases in accounts receivable and inventories.

Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2023, compared to $0.4 million in the same period last year reflecting capital expenditures in both periods.

In the nine months ended September 30, 2023 and 2022, proceeds from financing activities included cash received for the issuance of common stock net of principal payments on notes payable. In the nine months ended September 30, 2022, the Company purchased certain equipment, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

Overall, cash and cash equivalents increased by $0.9 million for the nine months ended September 30, 2023. Cash and cash equivalents decreased by $0.1 million in the nine months ended September 30, 2022.

Management believes, based on the Company’s operations and its existing working capital resources together with existing cash flows, that the Company has sufficient cash flows to fund operations through at least November 14, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On August 10, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to August 15, 2024, from April 1, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock at a price of $1.35 per share. As part of the agreement to extend the maturity date of the notes, the expiration dates of the warrants were extended from April 1, 2027 to August 15, 2027. On October 12, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to January 15, 2025, from August 15, 2024.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Note dated October 12, 2023, held by Clarex, Ltd.*

4.2	Note dated October 12, 2023, held by Welland, Ltd.*

31.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Registrant’s Chief Executive Officer, Amy Eskilson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of the Registrant’s Chief Financial Officer, Theresa A. Balog, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and Contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: November 14, 2023