Form 10-K
period 2023-12-31
Inrad Optics, Inc.
filed 2024-03-28
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Common Shares outstanding as of March 28, 2024 –14,250,975 shares

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

Products Manufactured by the Company

The Company built its reputation on its ability to grow and fabricate crystalline materials. As original equipment manufacturers (OEM) demand waned for such crystals the Company transitioned to a vertically integrated photonics manufacturer focused in three main categories: Ultraviolet (UV) to Infrared (IR) Optical Components, X-ray Imaging Optics, and Metal Substrate Optics.

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

The following table summarizes the Company’s net sales by product categories during the past two years.

	Years Ended December 31,
	2023		2022
Category (In thousands)	Net Sales	%	Net Sales	%
UV-IR Optics	$4,960	38.4	$4,877	45.9
X-ray Optics	6,235	48.3	4,379	41.2
Metal Substrate Optics	1,715	13.3	1,375	12.9
Total	$12,910	100.0	$10,631	100.0

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

In 2023 and 2022, the Company’s product sales were made to customers in the following market areas:

	Years Ended December 31,
	2023		2022
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$2,540	19.7	$3,008	28.3
Process Control & Metrology	9,325	72.1	6,981	65.7
Laser Systems	53	0.4	188	1.8
Scientific / R&D	992	7.7	454	4.3
Total	$12,910	100.0	$10,631	100.0

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

Sales in the aerospace and defense market represented approximately 19.7% and 28.3%  of sales in 2023 and 2022, respectively. Sales of $2.5 million in 2023 decreased by approximately $0.5 million, or 15.6% from sales of $3.0 million in 2022. The decrease is attributable to the timing of contracts and internal capacity constraints. The Company believes that the aerospace and defense sector continues to represent a significant opportunity for growth given the Company’s capabilities in glass, single crystal and metal precision optics, all widely deployed throughout this sector, despite the decline in revenues from 2022 to 2023.

Process Control and Metrology

This market consists of capital equipment manufacturers whose products are used in the areas of manufacturing process and control, optics-based metrology, quality assurance, and inventory and product control. Examples of applications for such equipment include semiconductor wafer inspection, nanoscale surface defect analysis, and optical sensing systems.

Sales in the Process Control and Metrology (PC&M) market increased by approximately $2.3 million, or 33.6% to $9.3 million in 2023, compared to sales of $7.0 million in 2022. Sales in the PC&M market represented 72.2% and 65.6%  of total sales in 2023 and 2022, respectively. Increased sales in 2023 were a result of the continuing demand for our products, especially products installed in semiconductor capital equipment.

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

Sales in this market were 0.4% of total sales in 2023 compared to 1.8% of total sales in 2022. Sales in the laser systems market decreased $0.1 million, due to last time orders placed in 2022 for legacy products.

Scientific / R&D

These sales consist of product sales directly to researchers at various educational and research institutions domestically and internationally. A portion of the international sales to this market are through distributors. Sales to customers within the Scientific/R&D market consist primarily of x-ray monochromators for use in plasma physics applications for defense and fusion energy research. Sales of $1.0 million in 2023 increased approximately $0.5 million, or 118.5% from sales of $0.5 million in 2022 due to increased research and development activities coupled with timing of orders.

Major Customers

The Company’s sales have historically been concentrated within a small number of customers, although the top customers have varied from year to year.

In 2023, the Company’s sales to its top three customers accounted for 54.4% of sales. These customers included three OEM manufacturers of process control and metrology equipment. These customers represented 27.5%, 14.8%, and 12.1% of total sales during the year.

Sales to the Company’s top five customers represented approximately 69.6%  and 68.6% of sales, in 2023 and 2022, respectively. All of these customers are OEM manufacturers either within the process control and metrology or aerospace and defense sectors.

Export Sales

The Company’s export sales are primarily to customers in Canada, the Czeck Republic, Germany, Israel, and Singapore, amounted to approximately 44.4% and 39.0% of product sales in 2023 and 2022, respectively.

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

The Company has moved towards a strategy of utilizing these combined sales and marketing resources for cross selling all products across all business lines. This strategy is well suited to the diverse and fragmented photonics enabled applications.

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

Backlog

The Company’s order backlog as of December 31, 2023, was $15.6 million. The Company’s order backlog at December 31, 2022, was $20.5 million. The decrease in order backlog is due to customers placing contracts with multi-year delivery schedules in 2022, particularly from customers across the process control and metrology sector.

We anticipate shipping a majority of the present backlog during fiscal year 2024. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Competition

Within each product category in which the Company’s business units are active, there are varying degrees of competition.

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

Competitors for our custom optical components used in military and process control applications include several large publicly traded, broad capability, photonics companies. There is also competition from a range of smaller niche businesses catering to a limited set of product offerings. In metal optics, we have similar competition for mirrors used in aerospace telescopes and EO/IR modules from large and well-capitalized public companies as well as several smaller niche companies. There is limited competition in the x-ray optics product segment, where the Company possesses proprietary intellectual property and expertise.

Human Capital

We believe that each employee contributes to the culture of integrity, respect, and commitment to our customers through innovation and teamwork. Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Our manufacturing facility is in Northvale, NJ, where we maintain high standards of workplace safety and employee protection. We have also been demonstrating a focus on health and safety in our response to COVID-19. Measures adopted onsite include multiple COVID-19 safety protocols, such as the use of personal protective equipment, enhanced cleaning practices, and regular internal communication regarding impacts of COVID-19 outbreaks.

We offer a variety of benefits such as health insurance, paid and unpaid leave, retirement, and life and disability/accident coverage as applicable.

Inrad Optics recognizes the significance and value of diversity, equity, and inclusion (DE&I). DE&I serves as a fundamental component in promoting innovation, fostering a positive work culture, and driving long-term business success and has enabled us to position ourselves as an employer of choice, attracting talent in our workforce from diverse backgrounds. We recognize the significance and value of the DE&I efforts in our organization.

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

As of the close of business on March 28, 2024, the Company had 61 full-time employees.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as well as other documents we file with the Securities and Exchange Commission, are available free of charge on our web site at www.inradoptics.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) (www.sec.gov). We will also provide electronic or paper copies of such reports free of charge upon request made to our Corporate Secretary.

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

While we were profitable in 2023, 2022, and 2021, we recorded a net loss for each of the years ended December 31, 2020, and 2019. Our previous history of losses has had an adverse effect on our working capital, total assets, and shareholders’ equity. We are unable to predict, with certainty, whether we will continue to be profitable after 2023, and our inability to achieve and sustain profitability may negatively affect our business, financial condition, results of operations, and cash flows.

b.	The Company may need to raise additional capital to repay indebtedness and to fund our operations

We may need to raise additional financing to repay our outstanding indebtedness of approximately $2.8 million and to fund our current level of operations. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

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

d.	The Company’s revenues are concentrated in its largest customer accounts

For the year ended December 31, 2023, three customers each accounted for more than 10% of revenues representing 54.4% of total revenues. We are a supplier of custom manufactured components of OEM customers and have a number of large customers in both the commercial and defense markets. The relative size and identity of our largest customers may change from year to year, but in the short term, the loss of any of these large customer accounts or a decline in demand in the markets which they represent could have a material adverse effect on our business, results of operations, or financial condition. The Company depends on, but may not succeed in, developing and acquiring new products and processes

To meet the Company’s strategic objectives, the Company needs to continue to develop new processes, improve existing processes, and manufacture and market new products. As a result, the Company may continue to make investments in process development and additions to its product portfolio. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a way that achieves market acceptance or other pertinent targeted results. The Company also cannot be sure that it will have the human or financial resources to pursue or succeed in such activities.

e.	The Company’s stock price may fluctuate widely

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

f.	The Company’s business success depends on its ability to recruit and retain key personnel

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

g.	Many of the Company’s customers are in cyclical industries

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

h.	The Company’s manufacturing processes require products from limited sources of supply

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

i.	The Company faces competition

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

j.	The Company may not be able to fully protect its intellectual property

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

k.	Data breach and breakdown of information and communication technologies

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

l.	The Company may be impacted by global political and economic conditions, including acts of war

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

m.	A pandemic, epidemic or outbreak of an infectious disease in the United States and globally may adversely affect our business

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

Item 1B.      Unresolved Staff Comments

None

Item 1C.      Cybersecurity

Cybersecurity Risk Management

We, like other companies in our industry, face cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we collect and store sensitive data. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of policies, standards, architecture, and processes. The cyber risk management program falls under the purview of our Controller, who serves as our head of the Information Technology (“IT”) systems and processes, and has cross-functional expertise in IT, cyber security, and more than 10 years of experience. Under the guidance of our Controller and Chief Financial Officer, we work with various third party consultants to help develop, maintain, and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements and to evaluate/adopt cybersecurity software from reputable vendors in cybersecurity.

We have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is intended to address applicable NIST 800-171 and CMMC requirements. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, backup testing, and employee training. We deploy a wide range of security tools, require multifactor authentication across all systems, and utilize access control policies to further limit access to data within the systems.

We periodically engage third parties, which are subject to our standards, policies, and procedure, to conduct risk assessments.  As a result of these assessments and testing, we have responded to all known risks and are constantly strengthening our environment as applicable. Additionally, our program includes role-based privacy and cybersecurity training for all employees. Training occurs prior to accessing the system or performing assigned duties, when required by system changes, and annually thereafter.

Governance

Our Board of Directors (“Board") is responsible for the oversight of cybersecurity risk management. Annually, and on an as needed basis, the Chief Financial Officer (“CFO”) provides updates to the Board on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The CFO also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

b.Shareholders

As of March 28, 2024, there were approximately 124 shareholders of record of our Common Stock based on the `Shareholders’ Listing provided by the Company’s transfer agent. As of the same date, the Company estimates there are an additional 240 beneficial shareholders.

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

Results of Operations

The following table sets forth, for the past two years, the percentage relationship of statement of operations categories to total revenues.

	Years ended December 31,
	2023	2022
	%	%
Revenues:
Product sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	61.8	70.8
Gross profit margin	38.2	29.2
Selling, general and administrative expenses	23.2	26.2
Operating income (loss)	15.0	3.0
Net income (loss)	13.9	1.4

Revenues

Sales were $12.9 million in 2023, an increase of 21.4% or $2.3 million, compared to $10.6 million in 2022. The increase in sales from 2022 to 2023 was due to stronger sales in the process control and metrology and scientific/R&D as applications and components for the semiconductor capital equipment market are developed.

Sales to the defense and aerospace market in 2023 decreased 15.6% or $0.5 million to $2.5 million from $3.0 million in 2022. Sales in the defense and aerospace market represented 19.7% and 28.3% of total sales in 2023 and 2022, respectively. The decrease in revenue in this market was due to a decrease in the demand for our products.

Sales in the process control and metrology market increased $2.3 million, or 33.4% to $9.3 million in 2023 from $7.0 million in 2022. Sales in the process control and metrology market represented 72.1% and 65.7% of total sales in 2023 and 2022, respectively. Increased demand for process control and metrology components, including critical components in the semiconductor capital equipment market positively impacted sales in 2023 and 2022.

In 2023 and 2022, the Company served as an OEM supplier of custom optical components within the non-military laser industry. Sales to this and related markets in 2023 were $0.1 million, a decrease of $0.1 million or 71.9% compared to $0.2 million in 2022. Overall, sales of laser devices and related products represented 0.4% and 1.8% of revenues in 2023 and 2022, respectively.

Sales to customers within the Scientific / R&D market were $1.0 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. As a percentage of total sales, this market represented 7.8% and 4.3% sales in 2023 and 2022, respectively. The increase in sales in this market is due to timing of research and development activities.

Bookings

The Company booked new orders totaling approximately $8.0 million in 2023. The Company’s backlog as of December 31, 2023, was $15.6 million, compared to $20.5 million as of December 31, 2022. The significant decrease in year over year bookings is due to extraordinary demand from customers to secure capacity for optical and x-ray components in the process control and metrology sector in 2022.

Cost of Goods Sold and Gross Profit Margin

Cost of goods sold as a percentage of sales was 61.8% and 70.8% for the years ended December 31, 2023 and 2022, respectively. The cost of goods sold in 2023 was $8.0 million compared to $7.5 million in 2022, an increase of $0.5 million mainly attributable to the increase in sales. Materials, direct labor, and overhead offset by inventory adjustments impacted gross profit margin in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $3.1 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively. SG&A expenses increased due to an increase in corporate insurance costs, legal and professional fees, and trade show and travel expenses. As a percentage of sales, SG&A was 24.1% of sales in 2023 compared to 26.2% of sales in 2022.

Operating Income

The Company had operating income of $1.7 million in 2023, compared to operating income of $0.2 million in 2022.

Other Income and Expenses

Net interest expense was $0.1 million and $0.2 million in the years ended December 31, 2023 and 2022, respectively.

Income Taxes

For the year ended December 31, 2023, the Company recorded a net valuation allowance release of $1.0 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, management determined there is sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

The Company did not record a current provision for income taxes in 2022, due to the availability of net operating loss carryforwards to offset taxable income for both federal and state tax purposes.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $2.7 million in 2023 compared to $0.2 million in 2022.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and on-going collection of our accounts receivable. The Company’s major uses of cash in the past three years have been for operating expenses, capital expenditures, and for repayment and servicing of outstanding debt and accrued interest.

As of December 31, 2023, and December 31, 2022, cash and cash equivalents were $3.0 million and $2.0 million, respectively.

On October 12, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex Limited (“Clarex”) and a $1,000,000 Subordinated Convertible Promissory Note to an affiliate of Clarex were each extended to January 15, 2025, from August 15, 2024. The notes bear interest at 6%. Interest accrues yearly and is payable on maturity. Unpaid interest, along with principal, may be converted into securities of the Company as follows: the notes are convertible in the aggregate into 1,500,000 units and 1,000,000 units, respectively, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to acquire 0.75 shares of common stock for $1.35 per share. The warrants expire on August 15, 2027.

The Company paid $0.2 million for interest on the subordinated convertible promissory notes in each of the years ended December 31, 2023, and 2022. Accrued interest of $37,500 is included in accounts payable and accrued liabilities as of December 31, 2023, and 2022.

In total, the Company paid $0.2 million of interest in each of the years ended December 31, 2023 and 2022, on its outstanding debt, including interest paid on the subordinated convertible promissory notes.

Capital expenditures were $0.4 million in 2023 and $0.8 million in 2022. The Company continues to invest in new manufacturing equipment and upgrades to existing equipment.

The Company had a net increase in cash of $1.0 million for the year ended December 31, 2023, compared to a net increase in cash of $0.2 million for the year ended December 31, 2022.

Cash flows pertaining to our source and use of cash are presented below (in thousands):

	Years Ended
	December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,361	$776
Capital expenditures	(363)	(539)
Net cash used in financing activities	(28)	(35)

Overview of Financial Condition

The Company recorded net income of $2.7 million and $0.2 million for the twelve months ended December 31, 2023 and 2022, respectively. The Company’s cash and cash equivalents increased to $3.0 million at December 31, 2023, from $2.0 million at December 31, 2022.

The Company’s order backlog extends beyond 2024. The Company’s management expects that future cash flows from operations and its existing cash reserves will provide adequate liquidity for the Company’s operations and working capital requirements through at least March 31, 2025.

Contractual Obligations

Subordinated Convertible Promissory Notes

As of December 31, 2023 and 2022, the outstanding principal on the Subordinated Convertible Promissory Notes was $2.5 million. Interest accrues at 6% annually. For the years ended December 31, 2023 and 2022, the Company recorded interest expense on these notes of $0.2 million in each year.

Notes Payable Other

At December 31, 2023 and 2022, the Company had $0.3 million and $0.4 million outstanding in Notes Payable Other in each year, respectively. Interest accrues annually at a weighted average interest rate of 4.9%. For the years ended December 31, 2023 and 2022, the Company recorded interest expense on Notes Payable Other of $18,000 and $20,000 respectively.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2023, are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

None

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth the name and age of each executive officer and director of the Company, the period during which each such person has served as an executive officer or director and the current position with the Company held by each such person:

Name	Age	Since	Position with the Company
Amy Eskilson	63	2012	President, Chief Executive Officer and Director
Theresa A. Balog	62	2019	Chief Financial Officer, Corporate Secretary and Treasurer
George Murray	60	2013	Vice President of Sales and Marketing
Jan M. Winston	87	2000	Chairman of the Board
William J. Foote	73	2017	Director of the Company
Luke P. LaValle, Jr.,	81	2005	Director of the Company
Dennis G. Romano	81	2009	Director of the Company
N.E. Rick Strandlund	80	2009	Director of the Company

Amy Eskilson has served as President and Chief Executive Officer of Inrad Optics since October 2012 and served as Inrad Optics’ Vice President of Sales and Marketing from February 2011 through October 2012. Prior to joining the Inrad Optics team, Ms. Eskilson spent 18 years with Thorlabs, Inc., a photonic tools catalogue company, where she served as Director of Business Development from 2001 to 2011. In this role, Ms. Eskilson coordinated a team responsible for a total of eight acquisitions and fostered the development of multiple partner companies, technology transfers and IP license agreements. Ms. Eskilson was also involved in photonic start-ups Nova Phase, Inc., Menlo Systems, Inc. and Idesta Quantum Electronics. Honored in 2021 as an Optica Fellow for her contributions to the photonics industry, as well as a long history of advocacy for the optics & photonics community, Ms. Eskilson continues to be an active Optica volunteer. She is a member of the Steering Committee of the National Photonics Initiative and serves as a Trustee of the New Jersey Manufacturing Extension Partnership. She received her BA in Communications from Montclair State University.

Theresa Balog has served as the Chief Financial Officer, Secretary, and Treasurer since joining Inrad Optics in May 2019. As CFO, Ms. Balog oversees the accounting, business support, financial planning and analysis, treasury, and human resources functions at Inrad Optics. Ms. Balog has previously served as chief financial officer for Clear Align, LLC and MakerBot Industries, Vice President and Global Controller and Chief Accounting Officer for VWR International, Executive Director for MSCI, Inc., and Vice President and Controller for KeySpan Energy. Ms. Balog holds a BBA in Accounting from St. Mary’s College, a Master’s Degree in Accounting from the University of Delaware, a Master’s Degree in Human Resource Management from Wilmington University, and DBA in Industrial and Organizational Psychology from Northcentral University. Ms. Balog serves on the Advisory Board of the Accounting and MIS

Department at the University of Delaware and mentors undergraduate business students in the University’s Lerner Executive Mentoring Program. She is a licensed CPA in the state of Delaware.

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

Jan M. Winston has served as Chairman of the Board since 2009 and has been a member of Board since 2000. Mr. Winston has also served as a Management Consultant of Winston Consulting since 1997. From 1981 through 1997, Mr. Winston served as a Division Director/General Manager at IBM Corporation. Mr. Winston has an AB degree from Princeton University and attended the Columbia Graduate School of Business Administration.

William J. Foote has been a director since 2017. Mr. Foote served as the Company’s VP and Chief Accounting Officer from 2018-2019 and as its Chief Financial Officer from 2006-2018. Mr. Foote also gained extensive experience in finance and accounting through a number of senior financial roles with small and mid-cap private and public manufacturing companies, Mr. Foote is a CPA and a certified professional accountant in Canada and is a member of the Illinois Society of CPAs and the AICPA. Mr. Foote holds a BA from Carleton University in Ottawa and a Master’s Degree in Accounting from the University of British Columbia.

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

The Board is divided into three classes (Class I, Class II and Class III) with directors of the Board (collectively, “Directors”) in each class serving staggered three-year terms. At each annual meeting of shareholders, the terms of Directors in one of these three classes expire. At that annual meeting of shareholders, Directors are elected to a Class to succeed the Directors whose terms are then expiring, with the terms of that Class of Directors so elected to expire at the third annual meeting of shareholders, thereafter. Our directors are divided among the three classes as follows:

●	The Class I directors are Dennis G. Romano and N.E. Rick Strandlund; their terms will expire at the annual meeting of stockholders to be held in 2026.
●	The Class II directors are William J. Foote and Luke P. LaValle, Jr.; their terms will expire at the annual meeting of stockholders to be held in 2024.
●	The Class III directors are Amy Eskilson and Jan M. Winston; their terms will expire at the annual meeting of stockholders to be held in 2025.

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

Item 11.      Executive Compensation

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2023. Our named executive officers include our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2023, as set forth below:

●	Amy Eskilson, President and CEO;
●	Theresa Balog, CFO; and
●	George Murray Vice President, Sales & Marketing.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years ended December 31, 2023 and 2022, the compensation paid by the Company and its Subsidiaries, with respect to the Company’s named executive officers.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name & Principal Position	Year	$	$	$ (1)(2)	$ (3)	$
Amy Eskilson	2023	212,000	—	—	9,540	221,540
President & CEO	2022	212,000	25,000	28,250	10,665	275,915

Theresa Balog	2023	182,000	10,000	—	8,342	200,342
Chief Financial Officer	2022	182,000	20,000	16,950	8,490	227,440

George Murray	2023	158,000	—	—	7,110	165,110
Vice President, Sales & Marketing	2022	158,000	22,500	11,300	8,123	199,923

(1)The aggregate grant date fair value of option awards and stock awards are computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. The valuation is based on the assumptions set forth in Note 10 to our Consolidated Financial Statements in this annual report.

(2)On February 24, 2022, 50,000, 30,000, and 30,000 stock options were awarded to Ms. Eskilson, Ms. Balog, and Mr. Murray respectively. The options have an exercise price of $1.20 and a fair value of $1.03 per share. There were no stock options granted in 2023. All stock options granted in 2022 have a ten-year term and vest over three years, one-third each year upon the anniversary of the grant. The amounts reflect the aggregate grant date fair value of each award.

(3)All Other Compensation includes the fair value of Company stock and cash contributed in 2023 and 2022, as a match to the Company’s Section 401(k) Plan for individual executive contributions to the Plan in the 2023 and 2022 Plan years, respectively.

Employment Agreements

The Company has not entered into any employment agreement with any of Ms. Eskilson, Ms. Balog, or Mr. Murray.

Outstanding Equity-Based Awards at Fiscal Year-End

The following table provides information pertaining to vested and non-vested stock options held by each of the executive officers named in the Summary Compensation Table as of December 31, 2023.

	Option Awards (1)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name & Principal Position	Exercisable	Unexercisable	$	Date
Amy Eskilson	16,667	33,333	1.20	02/24/32
President & CEO	33,333	16,667	0.62	02/24/31
	40,000	—	0.71	02/27/29
	40,000	—	1.00	07/03/28
	40,000	—	0.57	01/18/27
	40,000	—	0.35	02/22/26
	25,000	—	0.19	01/13/25
Total	235,000	50,000

Theresa Balog	10,000	20,000	1.20	02/24/32
Chief Financial Officer	20,000	10,000	0.62	02/24/31
	15,000	—	1.48	02/12/30
	15,000	—	1.80	05/16/29
Total	60,000	30,000

George Murray	10,000	20,000	1.20	02/24/32
Vice President, Sales & Marketing	13,333	6,667	0.62	02/24/31
	20,000	—	0.71	02/27/29
	20,000	—	1.00	07/03/28
	15,000	—	0.57	01/18/27
	15,000	—	0.35	02/22/26
	20,000	—	0.19	01/13/25
Total	113,333	26,667

(1)Options have a 10-year term and vest over three years, one third each year upon each anniversary of the grant.

Director Compensation

	Fees earned or	Option
	paid in cash	Awards (1)(2)	Total
Name	$	$	$
William Foote	20,500	—	20,500
Luke P. LaValle, Jr.	20,500	—	20,500
N.E. Rick Strandlund	20,500	—	20,500
Dennis Romano	20,500	—	20,500
Jan M. Winston	25,500	—	25,500

(1)

The value of stock option awards is computed in accordance with FASB ASC Topic 718. The Option Awards reflect the aggregate grand date fair value of the awards. The Company granted 10,000 stock options with an exercise price of $1.20 to each of the directors on March 24, 2022. No stock options were granted to the any of the directors in 2023.

(2)

The number of stock options which vested in 2023 to each non-employee director was as follows: William J. Foote, 6,666; Luke P. LaValle, Jr., 6,666; Dennis G. Romano, 6,666; N.E. Rick Strandlund, 6,666; and Jan M. Winston, 6,666. As of December 31, 2023, the aggregate number of option awards outstanding for each non-employee director then serving as a director was as follows: William J. Foote, 115,000; Luke P. LaValle, Jr., 70,000; Dennis G. Romano, 75,000; N.E. Rick Strandlund, 75,000; and Jan M. Winston, 70,000.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives the information about the Company’s Common Stock that may be issued upon the exercise of options, warrants, and rights under the Company’s 2010 Equity Compensation Program and the 2020 Equity Compensation Plan, as of December 31, 2023. These Plans were the Company’s only equity compensation Plans in existence as of December 31, 2023.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a)
Equity Compensation Plans Approved by Shareholders (1)	1,112,667	$0.85	3,580,000
Equity Compensation Plans Not Approved by Shareholders	—	$—	—
Total	1,112,667	$0.85	3,580,000

(1)

The 2020 Equity Compensation Program was adopted by the Company’s shareholders at the Annual Meeting held on June 23, 2020. Under this Program, an aggregate of up to 4,000,000 shares of common stock may be granted. The 2010 Equity Compensation Program expired on June 2, 2020, and each outstanding option, warrant and right granted under the Program expired on the date determined under the terms of the original award, which in no event, exceeded 10 years. As of December 31, 2023, there was a total of 778,667 options outstanding under the 2010 Plan. In 2023, 109,333 stock options expired and 64,667 stock options were forfeited under the 2010 Plan. Under the 2020 Equity Compensation Plan, a total of 20,000 stock options were awarded to employees during 2023 and 20,000 shares were forfeited under the 2020 Equity Compensation Plan. No stock options were exercised under the 2020 Equity Compensation Plan in 2023 or 2022.

The following table presents certain information available to the Company at the date hereof with respect to the security ownership of the Company’s Common Stock by (i) each of the Company’s directors and nominees, (ii) each named executive officer of the Company, (iii) all executive officers and directors as group, and (iv) each person known by the Company to beneficially own more than five percent (5%) of the Company’s common stock outstanding as of December 31, 2023. Percentages that include ownership of options or convertible securities are calculated assuming exercise or conversion by each individual or entity of the options (including “out-of-the-money options”), or convertible securities owned by each individual or entity separately without considering the dilutive effect of option exercises and security conversions by any other individual or entity. Accordingly, the percentages may add to more than

100%. The address of each principal shareholder, unless otherwise indicated, is c/o Inrad Optics, Inc., 181 Legrand Avenue, Northvale, NJ 07647.

Beneficial Ownership of Common Stock
	Amount and
	Nature of		Percent of
	Beneficial		Common
Name and Address of Beneficial Owner	Ownership		Stock
William J. Foote	159,327	(1)	0.8%
Luke P. LaValle, Jr.	80,000	(2)	0.4%
Dennis G. Romano	80,000	(3)	0.4%
N.E. Rick Strandlund	80,000	(4)	0.4%
Jan M. Winston	80,000	(5)	0.4%
Amy Eskilson	467,025	(6)(12)	2.4%
George Murray	265,305	(7)	1.3%
Theresa Balog	104,888	(8)(12)	0.5%

All Directors and Executive Officers as a group (8 persons)	1,316,545	(9)	6.7%

Clarex Ltd. & Welland Ltd.	7,782,839	(10)	39.3%
Bay Street and Rawson Square
P.O. Box N 3016
Nassau, Bahamas

Emancipation Management LLC	3,558,702	(11)	18.0%
825 Third Avenue
New York, NY 10022

Minerva Advisors LLC	999,435	(12)	5.1%
50 Monument Road, Suite 201
Bala Cynwyd, PA 19004

Inrad Optics, Inc. Employees 401(k) Plan	988,742	(13)	5.0%
Amy Eskilson, as Trustee
181 Legrand Avenue
Northvale, NJ 07647

(1)	Including 101,166 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, 22,162 shares owned, and 32,165 shares allocated to Mr. Foote in the Inrad Optics, Inc. 401(k) Plan over which he has voting and dispositive power.
(2)	Including 66,666 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, and 10,000 shares owned.
(3)	Including 66,666 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, and 10,000 shares owned.
(4)	Including 66,666 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, and 10,000 shares owned.
(5)	Including 66,666 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, and 10,000 shares owned.
(6)	Including 268,333 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, 65,000 shares owned, and 114,391 shares allocated to Ms. Eskison in the Inrad Optics, Inc. 401(k) Plan over which she has voting and dispositive power.
(7)	Including 130,000 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, 21,000 shares owned, and 102,292 shares allocated to Mr. Murray in the Inrad Optics, Inc. 401(k) Plan over which he has voting and dispositive power.
(8)	Including 80,000 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024, and 12,817 shares allocated to Ms. Balog in the Inrad Optics, Inc. 401K Plan over which she has voting and dispositive power.
(9)	Including 846,163 shares issuable upon exercise of options exercisable within 60 days of March 29, 2024.
(10)	Including 2,500,000 shares and warrants to purchase an additional 1,875,000 shares at $1.35 per share which are issuable upon conversion of convertible promissory notes and 50,000 shares issuable upon conversion of accrued interest as of March 29, 2023, on convertible promissory notes.
(11)	These figures are based upon information set forth in Schedule 13G filed January 31, 2024, on behalf of the following reporting persons:

Emancipation Management LLC (a)

Circle N Advisors, LLC (a)

Charles Frumberg (a)

(a) Each of these reporting persons is deemed a beneficial owner of 3,558,702 shares of Inrad Optics, Inc. held by Emancipation with shared investment power but no voting power with respect to these 3,558,702 shares.

(12)	These figures are based upon information set forth in Schedule 13G filed February 14, 2023, on behalf of the following reporting persons:

Minerva Advisors LLC (a)

Minerva Group, LP (a)

Minerva GP, LP

Minerva GP, Inc. (a)

David P. Cohen (a)

(a) Each of these reporting persons is deemed a beneficial owner of 998,742 shares of Inrad Optics, Inc. held by Minvera Group, L.P. with both investment power and voting power with respect to these 998,742 shares.

(13)	These figures are based upon information provided by Amy Eskilson and Theresa Balog, Trustees of the 401(k) Plan. Ms. Eskilson and Ms. Balog, as trustees of the 401(k) Plan, share voting power with respect to the shares held by the 401(k) Plan, but do not have dispositive power over such shares. Ms. Eskilson and Ms. Balog disclaim beneficial ownership of the shares held by the 401(k) Plan, except to the extent of the shares allocated to them in the 401(k) Plan in their individual capacities, and such shares are not refelcted in the amounts of shares listed as being beneficially held in them in individual capacities in this table.

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

No payments against the total principal of $2,500,000 have been made. In 2023, the Company paid a total of $150,000 in interest on the outstanding Subordinated Convertible Notes described above. Accrued interest on the notes amounted to $37,500 as of December 31, 2023.

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

Audit Fees.

Audit fees billed or expected to be billed by the Company’s principal accountant, PKF O’Connor Davies, LLP (PKF) for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023, were $134,000. Audit fees billed or expected to be billed by PKF for the audit of the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were $126,000.

Audit-Related Fees

The Company was billed $7,000 and $0 by the Company’s principal accountants for each of the fiscal years ended December 31, 2023 and 2022, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

The Company was billed or is expected to be billed an aggregate of $17,000 by the Company’s principal accountants for the fiscal year ended December 31, 2023, for tax services, principally the preparation of income tax returns. The Company was billed or is expected to be billed an aggregate of $17,000 for tax services, principally the preparation of income tax returns for the fiscal year ended December 31, 2022.

All Other Fees

The Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted. The Company did not have any other fees in 2023 and 2022.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2004)
4.2	Note dated October 12, 2023, held by Clarex, Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2023)
4.3	Note dated October 12, 2023, held by Welland, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2023)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
10.2	2020 Equity Compensation Program (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
23.1*	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted Inline XBRL

* Filed herewith
** Furnished herewith

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INRAD OPTICS, INC.

By:	/s/ Amy Eskilson
Amy Eskilson
Chief Executive Officer

Dated: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan M. Winston	Chairman of the Board	March 28, 2024
Jan M. Winston

/s/ William J. Foote	Director	March 28, 2024
William J. Foote

/s/ Luke P. LaValle, Jr.	Director	March 28, 2024
Luke P. LaValle, Jr.

/s/ Dennis G. Romano	Director	March 28, 2024
Dennis G. Romao

/s/ N.E. Rick Strandlund	Director	March 28, 2024
N.E. Rick Strandlund

/s/ Amy Eskilson	President, Chief Executive Officer	March 28, 2024
Amy Eskilson	and Director (Principal Executive Officer)

/s/ Theresa A. Balog	Chief Financial Officer, Secretary, and Treasurer	March 28, 2024
Theresa A. Balog	(Principal Financial and Accounting Officer)

INRAD OPTICS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Inrad Optics, Inc., and Subsidiaries

Northvale, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inrad Optics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of  critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

As discussed in Note 1 to the consolidated financial statements, the Company values inventories at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company reviews the components of its inventory on a quarterly basis for products identified as surplus, slow-moving, or discontinued and adjusts inventory to its net realizable value as necessary. The Company’s inventory reserves are primarily based on historical, as well as projected, usage of its various inventory products. The inventory reserve at December 31, 2023, totaled $2.1 million. Net inventories at December 31, 2023, totaled $3.1 million.

The valuation of inventory was identified as a critical audit matter because of the significant assumptions management makes with regards to its valuation of inventory and the increased extent of audit effort required performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates.

The primary procedures we performed to address this critical audit matter included:

●	Performed an observation of the Company’s physical inventory count, including independent test counts thereon.
●	We performed price testing on a sample of raw material inventory by comparing the carrying value of on-hand inventories to the latest purchases that occurred.
●	In order to assess the appropriateness of the valuation of work-in-progress and finished goods inventories, we performed testing on a sample of capitalized labor costs.
●	Evaluated management’s assumptions used to determine inventory absorption costs and performed a sensitivity analysis to evaluate the changes in inventory valuation that would result from changes in the assumptions.
●	Evaluated the appropriateness and consistency of management’s methods used, as well as the significant assumptions and inputs, in developing their assessment of net realizable value and their estimated reserve for slow-moving, excess or unsellable inventory by comparing significant assumptions and inputs used by management to historical information, independent calculations, current selling prices and current costs, and evidence obtained in other areas of the audit. We performed analytical testing by performing a year over year comparison of inventory obsolescence reserve by product.

Valuation Allowance on Net Operating Loss Carryforwards

As described in Note 8 to the consolidated financial statements, as of December 31, 2023, the Company has $1.0 million of total net deferred tax assets. The deferred tax assets for net operating loss carryforwards is partially offset by a valuation allowance of $1.0 million. As disclosed by management, the Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative, including the Company’s recent operating results, the existence of cumulative income or losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. After evaluating the Company’s 2023 operating results and  expectation of future earnings the Company determined that it was appropriate to release a $1.0 million portion of the valuation allowance on the Company’s U.S. federal and other state deferred tax assets.

The principal considerations for our determination that performing procedures relating to the valuation allowance on net operating loss carryforwards as a critical audit matter include the significant subjective judgments by management when assessing factors related to expected future earnings, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating management’s significant assumptions related to the realization of its net deferred tax assets.

The primary procedures performed in addressing the critical audit matter included the evaluation of management’s assessment of the realizability of the deferred tax assets, included (i) testing the underlying data used by the Company in its analysis and (ii) evaluating the reasonableness of expected future earnings during the applicable periods. Evaluating the reasonableness of management’s estimates and assumptions related to expected future earnings involved our assessment of whether the estimates and assumptions used by management were reasonable considering (i) the current and past performance of the Company as filed in historical income tax returns, (ii) expected future events that could impact taxable income in future periods and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2017.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 28, 2024

PCAOB ID No. 127

* * * * *

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,973,384	$2,003,485
Accounts receivable, net of allowance for credit losses of $46,000 in 2023 and 2022)	1,591,996	1,389,867
Inventories, net	3,148,708	2,825,987
Other current assets	665,262	309,287
Total current assets	8,379,350	6,528,626

Plant and equipment:
Plant and equipment, at cost	16,330,559	15,967,537
Less: Accumulated depreciation and amortization	(15,034,667)	(14,723,869)
Total plant and equipment	1,295,892	1,243,668
Precious metals	561,909	561,909
Lease right-of-use, net	443,532	737,743
Deferred tax asset	1,000,000	—
Other assets	26,993	26,993
Total Assets	$11,707,676	$9,098,939

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$71,362	$67,513
Accounts payable and accrued liabilities	832,149	741,281
Contract liabilities	1,067,183	1,065,173
Current portion of lease obligation	309,618	295,978
Total current liabilities	2,280,312	2,169,945

Related party convertible notes payable	2,500,000	2,500,000

Other long term notes, net of current portion	245,379	316,740
Lease obligation, net of current portion	133,915	444,462
Total liabilities	5,159,606	5,431,147

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,235,575 shares issued at December 31, 2023, and 14,092,920 shares issued at December 31, 2022	142,357	140,931
Capital in excess of par value	20,135,722	19,925,292
Accumulated deficit	(13,715,059)	(16,383,481)
	6,563,020	3,682,742
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	6,548,070	3,667,792
Total Liabilities and shareholders’ equity	$11,707,676	$9,098,939

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Total revenue	$12,909,657	$10,631,032

Cost and expenses:
Cost of goods sold	7,984,129	7,529,893
Selling, general and administrative expenses	3,111,773	2,782,082
	11,095,902	10,311,975

Income from operations	1,813,756	319,057
Other expense:
Interest expense-net	(145,333)	(166,482)
	(145,333)	(166,482)

Income before income taxes	1,668,422	152,575

Income tax (provision) benefit	1,000,000	—

Net income	$2,668,422	$152,575

Net income per common share - basic	$0.19	$0.01

Net income per common share - diluted	$0.16	$0.01

Weighted average shares outstanding – basic	14,196,490	14,018,227

Weighted average shares outstanding – diluted	17,231,568	14,724,895

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance - January 1, 2022	13,967,257	$139,674	$19,733,996	$(16,536,056)	$(14,950)	$3,322,664
401K contribution	59,663	597	50,158	—	—	50,755
Stock-based compensation expense	—	—	116,478	—	—	116,478
Common stock options exercised	66,000	660	24,660	—	—	25,320
Net income December 31, 2022	—	—	—	152,575	—	152,575
Balance - December 31, 2022	14,092,920	$140,931	$19,925,292	$(16,383,481)	$(14,950)	$3,667,792
401K contribution	33,322	333	54,388	—	—	54,721
Stock-based compensation expense	—	—	117,249	—	—	117,249
Common stock options exercised	109,333	1,093	38,793	—	—	39,886
Net income December 31, 2023	—	—	—	2,668,422	—	2,668,422
Balance - December 31, 2023	14,235,575	$142,357	$20,135,722	$(13,715,059)	$(14,950)	$6,548,070

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,668,422	$152,575

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	310,798	249,265
401(k) common stock contribution - non cash item	54,721	50,755
Stock based compensation	117,249	116,478
Income tax benefit	(1,000,000)	—
Change in inventory reserve	(246,888)	(99,662)
Changes in operating assets and liabilities:
Accounts receivable	(202,129)	(102,214)
Inventories	(75,833)	(201,454)
Other current and non-current assets	(61,765)	(661,190)
Change in lease obligations	(296,906)	596,212
Accounts payable and accrued liabilities	90,867	186,677
Contract liabilities	2,010	488,699
Total adjustments and changes	(1,307,876)	623,566
Net cash provided by operating activities	1,360,546	776,141

Cash flows from investing activities:
Capital expenditures	(363,022)	(539,116)
Net cash (used in) investing activities	(363,022)	(539,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	39,886	25,320
Principal payments on notes payable-other	(67,512)	(60,048)
Net cash (used in) financing activities	(27,626)	(34,728)

Net increase in cash and cash equivalents	969,898	202,297

Cash and cash equivalents at beginning of year	2,003,485	1,801,188

Cash and cash equivalents at end of year	$2,973,383	$2,003,485

Supplemental disclosure of cash flow information:
Interest paid	$168,397	$161,948
Income taxes paid	$—	$—
Significant non-cash activities:
Lease right-of-use asset	$879,300	$—
Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment by issuing a note payable	$270,320	$—

See Notes to Consolidated Financial Statements

INRAD OPTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2023

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

c.            Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, determining our allowance for doubtful accounts, our allowance for inventory obsolescence, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and any associated valuation allowance. Actual results could differ from these estimates.

d.            Cash and cash equivalents

The Company considers cash-on-hand and highly liquid investments with original maturity dates of three months or less at the date of purchase to be cash and cash equivalents.

e.            Accounts receivable

Beginning in 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. During 2023 there was no change in allowances related to customer receivables and in 2022 a net reduction of $46,000 in allowances related to customer receivables was recorded due to a change in customers’ financial condition, actual and anticipated bankruptcies and other associated claims.

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

The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal income tax examinations by tax authorities for the years before 2020 and state or local income tax examinations by tax authorities for the years before 2020.

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

m.          Precious metals

Precious metals, particularly platinum crucibles, are used in industrial applications for melting and fusing materials at high temperatures, especially in industries such as metallurgy, ceramics, glass and crystal manufacturing. The Company maintains certain platinum crucibles as a production tool. The Company’s precious metals are stated at cost. From time to time the quoted market values of these precious metals may be below cost. Management evaluates these market adjustments on a recurring basis and if it is determined that they are other than temporary the carrying value will be adjusted.

n.            Advertising costs

Advertising costs included in selling, general and administrative expenses were $16,000 and $25,000 for the years ended December 31, 2023 and 2022, respectively. Advertising costs are charged to expense when the related services are incurred or related events take place.

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

For the year ended December 31, 2023, the Company had three customers who had sales representing 27.5%, 14.8% and 12.1% of total revenues. For the year ended December 31, 2022, the Company had three customers who had sales representing 19.7%, 15.3% and 15.1% of total revenues. Since the Company is a supplier of custom manufactured components to OEM customers, the relative size and identity of the largest customer accounts changes somewhat from year to year. In the short term, the loss of any one of these large customer accounts could have a material adverse effect on business, results of operations, and financial condition.

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

2.            Revenue

	Years Ended December 31,
	2023		2022
Market (In thousands)	Net Sales	%	Net Sales	%
Aerospace & Defense	$2,540	19.7	$3,008	28.3
Process Control & Metrology	9,325	72.1	6,981	65.7
Laser Systems	53	0.4	188	1.8
Scientific / R&D	992	7.7	454	4.3
Total	$12,910	100.0	$10,631	100.0

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and were 100% of revenue for 2023 and 2022, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

3.            Inventories, net

Inventories are comprised of the following and are shown net of inventory reserves of approximately $2.1 million and $2.4 million at December 31, 2023 and 2022, respectively:

	December 31,
	2023	2022

	(in thousands)
Raw materials	$718	$1,065
Work in process, including manufactured parts and components	1,915	1,282
Finished goods	516	479
	$3,149	$2,826

4.            Plant and Equipment

Plant and equipment are comprised of the following:

	December 31,
	2023	2022

	(In thousands)
Office and computer equipment	$1,487	$1,487
Machinery and equipment	12,458	12,126
Leasehold improvements	2,386	2,354
	16,331	15,967
Less accumulated depreciation and amortization	(15,035)	(14,724)
	$1,296	$1,244

Depreciation and amortization expense recorded by the Company totaled approximately $311,000 and $249,000 and for 2023 and 2022, respectively. There were no fully depreciated assets written off in 2023. Fully depreciated assets of $235,000 were written off in 2022.

The Company evaluates its property and equipment for impairment when events or circumstances indicate an impairment may exist. Based on this evaluation, the Company concluded that, at December 31, 2023 and 2022, its long-lived assets were not impaired.

5.            Related Party Transactions

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

The Company paid $0.2 million for interest on the subordinated convertible promissory notes for each of the years 2023 and 2022, respectively. Accrued interest of $37,500 is included in Accounts payable and accrued liabilities as of December 31, 2023 and 2022, respectively.

6.            Other Long-Term Notes

Other Long-Term Notes consist of the following:

	December 31,
	2023	2022

	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029.	$140	$160
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	176	225
Less current portion	(71)	(68)
Long-term debt, excluding current portion	$245	$317

(1)	The Company purchased certain equipment in the 12 months ended December 31, 2022, financing approximately $282,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

Other Long-Term Notes mature as follows:

Year ending December 31:
(In thousands)
2024	$71
2025	75
2026	80
2027	25
2028	21
Thereafter	44
$317

7.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2023	2022
Trade accounts payable and accrued purchases	$412	$446
Accrued payroll	9	25
Accrued 401K company matching contribution	141	137
Accrued expenses – other	270	133
	$832	$741

8.            Income Taxes

The Company did not record a current provision for either state tax or federal tax due to loss carry forwards incurred for both income tax and financial reporting purposes.

A reconciliation of the income tax provision computed at the statutory federal income tax rate to our effective income tax rate follows (in percent):

	Years Ended
	December 31,
	2023	2022
Federal statutory rate	21%	21%
Reduction in state rate due to tax rate change	9	9
Change in valuation allowance	(87)	(106)
Permanent differences	(1)	33
Return to provision adjustment	(2)	43
Effective income tax rate	(60)%	—%

At December 31, 2023 and 2022, the Company had estimated Federal net operating loss carry forwards of approximately $6.0 million and $7.8 million, respectively, and state net operating loss carry forwards of approximately $3.0 million and $5.0 million, respectively. Approximately $4.0 million net operating loss carryforwards expire during various years through 2037, and approximately $2.0 million may be carried forward indefinitely, subject to the 80% of taxable income limitation rule.

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

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2023	2022
Account receivable reserves	$13	$13
Inventory reserves	597	667
Inventory capitalization	68	92
Depreciation	—	—
Loss carry forwards	1,458	2,562
Gross deferred tax assets	2,136	3,334
Deferred tax liability- depreciation	(110)	(110)
Valuation allowance	(1,026)	(3,224)
Net deferred tax asset	$1,000	$—

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative, including the Company’s recent operating results, the existence of cumulative income or losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. During 2023, the Company reached a cumulative income position over the previous three years. The cumulative three-year income is considered objective, verifiable and positive evidence and thus received significant weighting. Additional positive evidence considered by the Company in its assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Therefore, during the fourth quarter of 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release a portion of the valuation allowance on the Company’s U.S. federal and other state deferred tax assets.The Company recognized a $1.0 million discrete tax benefit during year ended December 31, 2023, as a result of the valuation allowance release.

The Company files income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. The Company is no longer subject to federal, state, or local income tax examinations by tax authorities for the years before 2020.

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

9.          Equity Compensation Program and Stock-based Compensation

a.            2020 Equity Compensation Program

On February 12, 2020, the Inrad Optics Board of Directors adopted the Inrad Optics, Inc. 2020 Equity Compensation Program (the “2020 Program”) and received shareholder approval on June 23, 2020. The 2020 Program provides for grants of options, stock appreciation rights and restricted stock awards to employees, officers, directors, and others who render services to the Company. The 2020 Program is comprised of four parts including: (i) the Incentive Stock Option Plan which provides for grants of “incentive stock options,” (ii) the Supplemental Stock Option Plan which provides for grants of stock options that shall not be “incentive stock options,” (iii) the Stock Appreciation Rights Plan which allows the granting of stock appreciation rights and, (iv) the Restricted Stock Award Plan which provides for the granting of restrictive shares of Common Stock and restricted stock units. The 2020 Program is administered by the Compensation Committee of the Board of Directors. Under the 2020 Program, an aggregate of up to 4,000,000 shares of common stock may be granted.

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

c.            Stock Option Expense

The Company’s results include stock-based compensation expense for stock option grants totaling $117,000 and $116,000 for the years ended December 31, 2023 and 2022, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($13,000 for each of the years 2023 and 2022, respectively), and selling, general and administrative expenses ($104,000 and $103,000 for 2023 and 2022, respectively).

As of December 31, 2023 and 2022, there were $122,000 and $222,000 of unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.30 and 1.54 years, respectively.

The weighted average estimated fair value of stock options granted in the two years ended December 31, 2023 and 2022, was $1.72 and $1.20, respectively. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company assumes a dividend yield of zero, as the Company has not paid dividends in the past and does not expect to in the foreseeable future. The expected volatility is based upon the historical volatility of our common stock which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based upon the period of expected benefit based on the Company’s evaluation of historical and expected future employee exercise behavior.

The following range of weighted-average assumptions were used for to determine the fair value of stock option grants during the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Expected dividend yield	—%	—%
Expected volatility	92.00%	104.62%
Risk-free interest rate	0.86%	1.54%
Expected term	10 years	10 years

d.            Stock Option Activity

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2023 and 2022, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value(a)
Outstanding January 1, 2022	1,152,667	$0.60	7.4	$662,465
Granted	200,000	1.20
Exercised	(66,000)	0.38
Expired/Forfeited	—	—
Outstanding December 31, 2022 (b)	1,286,667	$0.71	7.52	$1,214,875
Granted	20,000	1.72
Exercised	(109,333)	0.36
Expired/Forfeited	(84,667)	0.74
Outstanding December 31, 2023 (b)	1,112,667	$0.75	6.88	$1,214,875

Exercisable at December 31, 2023	905,992	$0.68	6.13	$1,085,699

(a)   Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of December 31, 2023, exceeds the exercise prices of the respective options.

(b)   Based on the Company’s historical forfeiture rate, the number of options expected to vest is the same as the total outstanding at December 31, 2023.

The following table represents non-vested stock options granted, vested, and forfeited for the year ended December 31, 2023 and 2022:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2022	276,670	0.66
Granted	200,000	1.09
Vested	(135,836)	0.70
Forfeited	—	—
Non-Vested - January 1, 2023	340,835	0.89
Granted	20,000	1.72
Vested	(109,333)	0.36
Forfeited	(84,667)	0.74
Non-Vested – December 31, 2023	166,835	0.98

The total weighted average grant date fair value of options vested during the years ended December 31, 2023 and 2022, was $30,000 and $218,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Outstanding	Price
$0.18 - $0.35	247,667	2.65	$0.29	247,667	$0.29
$0.50 - $1.00	617,500	6.09	$0.72	557,497	$0.73
$1.20 - $1.80	247,500	8.87	$1.55	100,830	$1.35

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

For the year ended December 31, 2023, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes have been included in the diluted computation of net income per share. 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. A total of 535,078 common stock equivalents related to outstanding options have been included in the computation of diluted earnings per share because their effect is dilutive.

For the year ended December 31, 2022, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes have been included in the diluted calculation. 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive. A total of 706,678 common stock equivalents related to outstanding options have been included in the computation of diluted earnings per share because their effect is dilutive. 30,000 common stock equivalents related to outstanding stock options have been included the computation of diluted earnings per share.

11.          Commitments and Contingencies

a.            Lease commitments

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of approximately $0.9 million was recognized as a non-cash asset addition with the signing of the July 25, 2022, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.2 million during each of the years ended December 31, 2023 and 2022, and is included in operating cash flows.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating and capital leases as of December 31, 2023:

Maturity of Lease Liability	(in thousands)
2024	325
2025	135
Total undiscounted operating and capital lease payments	460

Less: imputed interest	(17)
Present value of lease liabilities	$443

Other Information
Remaining lease term (in months) - operating lease	17
Discount rate for operating lease	5.80%

The Company’s total rent expense for the years ended December 31, 2023 and 2022, was $0.3 million in each year.

The Company also paid real estate taxes and insurance premiums under the terms of the lease that totaled approximately $0.1 million in both 2023 and 2022.

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

In 2023, the Company’s 401(k) matching contribution for employees was $141,000 and funded in cash in February 2024. In 2022, the Company’s 401(k) matching contribution for employees was $137,000. The 2022 matching contributions were funded by way of a contribution of cash of $82,000 and 33,322 shares of the Company’s common stock, which were issued to the Plan in February 2023. The Company records the distribution of the common shares in the Consolidated Statement of Shareholders’ Equity as of the date of distribution to the 401(k) Plan administrator.

12.          Product Sales, Foreign Sales, and Sales to Major Customers

The Company’s export sales, which are primarily to customers in countries within Canada, the Czeck Republic, Germany, Israel, and Singapore, amounted to approximately 44.4% and 37.7% of product sales in 2023 and 2022 respectively.

The Company had sales to three major customers which accounting for approximately 54.4% in 2023. One customer, a capital equipment company supplies process and control and yield management systems for the semiconductor industry, accounted for 27.5% of sales in 2023. The two other customers included a foreign-based manufacturer of process control and metrology equipment and a U.S.-based customer in the aerospace defense industry whose sales represented 14.8% and 12.1% of sales, respectively. For 2022, the top three customers represented 19.7%, 15.3% and 15.1% of sales.

During 2023 and 2022, sales to the Company’s top five customers represented approximately 69.6% and 68.6%, respectively. Given the concentration of sales within a small number of customers, the loss of any of these customers would have a significant negative impact on the Company and its business units.

13.          Shareholders’ Equity

a.            Common shares reserved for future issuances at December 31, 2023, are as follows:

2020 Equity compensation plan	3,600,000
2010 Equity compensation plan	886,667
Subordinated convertible notes	2,500,000
Warrants issuable on conversion of Subordinated convertible notes	1,875,000
8,861,667

b.            Warrants

The Company had no outstanding warrants as of December 31, 2023 and 2022.

14.          Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value as of December 31, 2023, due to their short-term maturities.

Long-Term Debt: The fair value of the Company’s long-term debt, including the current portion, for notes payable and subordinated convertible debentures, was estimated using a discounted cash flow analysis, based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt is estimated to be $2.4 million compared to its carrying amount of $2.8 million as of December 31, 2023.