Form 10-Q
period 2024-03-31
Inrad Optics, Inc.
filed 2024-05-14
CIK 719494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding, $0.01 par value, as of May 14, 2024, was 16,767,642.

INRAD OPTICS, INC AND SUBSIDIARIES

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,496,476	$2,973,384
Accounts receivable, net of allowance for credit losses of $46,000 at March 31, 2024 and December 31, 2023	1,333,777	1,591,996
Inventories, net	3,380,662	3,148,708
Other current assets	830,669	665,262
Total current assets	8,041,584	8,379,350

Plant and equipment:
Plant and equipment, at cost	16,699,043	16,330,559
Less: Accumulated depreciation and amortization	(15,123,302)	(15,034,667)
Total plant and equipment	1,575,741	1,295,892
Precious metals	561,909	561,909
Lease right-of-use, net	367,593	443,532
Deferred tax asset	1,970,000	1,000,000
Other assets	26,993	26,993
Total Assets	$12,543,820	$11,707,676

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of other long term notes	$72,311	$71,362
Accounts payable and accrued liabilities	760,028	832,149
Contract liabilities	1,057,053	1,067,183
Current portion of lease obligation	313,567	309,618
Related party convertible notes payable	2,500,000	—
	4,702,959	2,280,312
Total current liabilities
Related party convertible notes payable	—	2,500,000

Other long term notes, net of current portion	226,955	245,379
Lease obligation, net of current portion	54,027	133,915
Total liabilities	4,983,941	5,159,606

Shareholders’ equity:
Common stock: $.01 par value; 60,000,000 authorized shares; 14,255,575 shares issued at March 31, 2024, and 14,235,575 shares issued at December 31, 2023	142,557	142,357
Capital in excess of par value	20,169,214	20,135,722
Accumulated deficit	(12,736,942)	(13,715,059)
	7,574,829	6,563,020
Less - Common stock in treasury, at cost (4,600 shares)	(14,950)	(14,950)
Total shareholders’ equity	7,559,879	6,548,070
Total Liabilities and shareholders’ equity	$12,543,820	$11,707,676

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Total revenue	$2,889,799	$2,807,161

Cost and expenses:
Cost of goods sold	1,801,539	1,926,891
Selling, general and administrative expenses	1,046,498	750,362
	2,848,037	2,677,253

Income from operations	41,762	129,908
Other income (expense):
Interest expense-net	(33,645)	(38,381)
	(33,645)	(38,381)

Income before income taxes	8,117	91,528

Income tax benefit (provision)	970,000	—

Net income	$978,117	$91,528

Net income per common share - basic	$0.07	$0.01

Net income per common share - diluted	$0.06	$0.01

Weighted average shares outstanding - basic	14,250,975	14,088,320

Weighted average shares outstanding - diluted	17,189,908	14,759,188

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2023	14,092,920	$140,931	$19,925,293	$(16,383,482)	$(14,950)	$3,667,792
401K contribution	33,322	333	54,388	—	—	54,721
Stock-based compensation expense	—	—	34,203	—	—	34,203
Stock options exercised	79,333	793	30,993	—	—	31,786
Net income March 31, 2023	—	—	—	91,528	—	91,528
Balance, March 31, 2023	14,205,575	$142,057	$20,044,877	$(16,291,954)	$(14,950)	$3,880,030

			Capital in			Total
	Common Stock		excess of	Accumulated	Treasury	Shareholders’
	Shares	Amount	par value	Deficit	Stock	Equity
Balance, January 1, 2024	14,235,575	$142,357	$20,135,722	$(13,715,059)	$(14,950)	$6,548,070
401K contribution	—	—	—	—	—	—
Stock-based compensation expense	—	—	28,292	—	—	28,292
Stock options exercised	20,000	200	5,200	—	—	5,400
Net income March 31, 2024	—	—	—	978,117	—	978,117
Balance, March 31, 2024	14,255,575	$142,557	$20,169,214	$(12,736,942)	$(14,950)	$7,559,879

See Notes to Condensed Consolidated Financial Statements (Unaudited)

INRAD OPTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$978,117	$91,528

Adjustments to reconcile net income to net cash provided (used in) by operating activities
Depreciation and amortization	88,635	74,353
401K common stock contribution - non cash item	—	54,721
Stock based compensation	28,292	34,203
Income tax benefit	(970,000)	—
Change in inventory reserve	10,666	149,667
Changes in operating assets and liabilities:
Accounts receivable	258,219	(78,464)
Inventories	(242,620)	(327,036)
Other current and non - current assets	(89,468)	222,306
Other current and non - current liabilities	(75,940)	3,677
Accounts payable and accrued liabilities	(72,121)	(74,882)
Contract liabilities	(10,130)	13,983
Total adjustments and changes	(1,074,467)	72,528
Net cash provided by operating activities	(96,350)	164,056

Cash flows from investing activities:
Capital expenditures	(368,484)	(187,961)
Net cash (used in) investing activities	(368,484)	(187,961)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,400	31,786
Principal payments on notes payable-other, net	(17,474)	(16,533)
Net cash provided by financing activities	(12,074)	15,253

Net (decrease) in cash and cash equivalents	(476,908)	(8,652)

Cash and cash equivalents at beginning of period	2,973,384	2,003,485
Cash and cash equivalents at end of period	$2,496,476	$1,994,833

Supplemental disclosure of cash flow information:
Interest paid	$41,500	$42,454
Income taxes paid	$—	$—

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

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, an assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. For the period ended March 31, 2024, there were no changes to the estimate for credit losses.

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

Inventories are comprised of the following and are shown net of inventory reserves of $2,144,000 and $2,134,000, at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(in thousands)
Raw materials	$719	$718
Work in process, including manufactured parts and components	2,138	1,915
Finished goods	524	516
	$3,381	$3,149

Income Taxes

In evaluating the Company’s ability to recover deferred tax assets in future periods, management considers the available positive and negative factors. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative, including the Company’s recent operating results, the existence of cumulative income or losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying business. During 2023, the Company reached a cumulative income position over the previous three years. The cumulative three-year income is considered objective, verifiable, and positive evidence and thus received significant weighting. Additional positive evidence considered by the Company in its assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Therefore, during the fourth quarter of 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release a portion of the valuation allowance on the Company’s U.S. federal and state deferred tax assets. The Company recognized a $1.0 million discrete tax benefit during the year ended December 31, 2023, as a result of the valuation allowance release.

In the three months ended March 31, 2024, the Company determined that sufficient evidence existed to release the remaining portion of its deferred tax valuation allowance on the Company’s U.S. federal and state deferred tax assets. The Company recognized a $970,000 discrete tax benefit during the three months ended March 31, 2024 as a result of the valuation allowance release.

For the three months ended March 31, 2024, and 2023, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

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

For the three months ended March 31, 2024, a total of 2,500,000 common shares issuable upon conversion of outstanding convertible notes have been included in the diluted computation of net income per share. 1,875,000 common shares underlying warrants issuable upon conversion of outstanding related party convertible notes have been excluded from the diluted computation of net income per share because their effect is anti-dilutive.A total of 438,933 common stock equivalents related to outstanding options have been included in the computation of diluted earnings per share because their effect is dilutive.

For the three months ended March 31, 2023, 2,500,000 common shares and 1,875,000 common shares from warrants issuable upon conversion of outstanding related party convertible notes were excluded from the computation of basic and diluted net income per common share because their effect is anti-dilutive. In addition, 161,000 common stock options were excluded from the computation of basic and diluted net income per common share because their effect is anti – dilutive.

A reconciliation of the shares used in the calculation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Income(Loss)	Shares	Per Share	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic Income Per Share:
Net Income	$978,117	14,250,975	$0.07	$91,528	14,088,320	$0.01
Effect of dilutive securities:
Convertible Notes	—	2,500,000	—	—	—	—
Accrued Interest on Convertible Notes	37,500	—	—	—	—	—
Warrants	—	—	—	—	—	—
Stock Options	—	438,933	—	—	670,868	—
Diluted Income Per Share:	$1,015,617	17,189,908	$0.06	$91,528	14,759,188	$0.01

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

Recent Accounting Standards

In December 2023, the FASB issued new guidance designed to improve corporate income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on corporate income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our condensed consolidated financial statements.

In November, 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023 - 07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. The Company is currently evaluating this guidance to determine to determine its impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU update is intended to simplify the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This guidance was effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Accordingly, the Company adopted the provisions of this guidance on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – CONCENTRATION OF CASH

In May 2023, the Company entered into an Insured Cash Sweep (“ICS”) agreement with Valley National Bank, where funds are placed at destination institutions through the service of the Promontory Interfinancial Network, LLC. Such funds placed into the deposit account will not exceed the Federal Deposit Insurance Corporation (“FDIC”) standard maximum deposit insurance amount, currently $250,000, at any one destination institution thereby eliminating credit risk on cash balances over $250,000. The Company was subject to credit risk due to the concentration of cash balances that exceeded the federally insured limits by approximately $2.25 million at March 31, 2024, and $2.72 million at December 31, 2023, on cash balances of $2.5 million and $3.0 million at March 31,2024, and December 31, 2023, respectively.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was 100% of revenue for each of the three months ended March 31, 2024 and 2023, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment. In limited cases,the title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company’s sales by market area:

	Three Months Ended
	March 31,
	2024	2023
Aerospace & Defense	$549,362	$444,451
Process Control & Metrology	2,070,703	2,274,396
Scientific / R&D	269,734	88,314
Total	$2,889,799	$2,807,161

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Consolidated Balance Sheet. Contract liabilities also include customer advances or prepayments.

On March 31, 2024, the Company had approximately $14.0 million of performance obligations, which is also referred to as backlog. Approximately 7.5% of the March 31, 2024, backlog is related to projects that will extend beyond March 31, 2025.

NOTE 4- EQUITY COMPENSATION PROGRAM AND STOCK-BASED COMPENSATION

a)    Stock Option Expense

The Company’s results of operations for the three months ended March 31, 2024 and 2023, include stock-based compensation expense for stock option grants totaling $28,292 and $34,203, respectively. The following table shows the amounts for stock-based compensation included in cost of sales and selling, general and administrative expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Cost of sales	$3,851	$3,243
Selling, general and administrative	24,441	30,960
Total stock-based compensation expense	$28,292	$34,203

As of March 31, 2024, and 2023, there were $93,000 and $208,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over a weighted average period of approximately 1.20 years and 1.26 years respectively.

There were no stock options granted during the three months ended March 31, 2024, and 20,000 stock options granted during the three months ended March 31, 2023. The following range of weighted-average assumptions were used to determine the fair value of stock option grants during the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Expected Dividend yield	—%
Expected Volatility	92%
Risk-free interest rate	0.86%
Expected term	10 years

b)    Stock Option Activity

The following table represents stock options granted, exercised, and forfeited during the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
Stock Options	Options	Option	Term (years)	Value
Outstanding January 1, 2024	1,112,667	$0.75	6.88	$1,214,875
Granted	—	—
Exercised	(20,000)	0.27
Expired/Forfeited	—	—
Outstanding March 31, 2024	1,092,667	$0.75	6.91	$829,290

Exercisable at March 31, 2024	1,015,991	$0.72	6.57	$786,748

The following table represents non-vested stock options granted, vested, and forfeited for the three months ended March 31, 2024:

	Weighted-average
	Grant-date Fair Value
	Options	($)
Non-Vested - January 1, 2024	206,675	0.89
Granted	—	—
Vested	(130,001)	0.87
Forfeited	—	—
Non-Vested - March 31, 2024	76,674	1.16

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company approved a matching contribution to participants in the Inrad Optics 401k Plan (the “Plan”) for the year ended December 31, 2023, in February 2024. The Company contributed cash of $141,000 to the Plan in February 2024.

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

The Clarex Notes have been reclassified to current liabilities because the maturity dates are less than one year from March 31, 2024. See also Note 9 - Subsequent Events.

NOTE 7 – OTHER LONG-TERM NOTES

Other Long-Term Notes consist of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(in thousands)
U.S. Small Business Administration term note payable in equal monthly installments of $1,922 and bearing an interest rate of 4.0% and expiring in July 2029	$136	$140
Long-term equipment financing in equal installments of $5,236 and bearing an interest rate of 6.1% and expiring in January 2027 (1)	163	176
Less current portion	(72)	(71)
Long-term debt, excluding current portion	$227	$245
(1)	The Company purchased certain equipment in the three months ended March 31, 2022, financing approximately $270,000 at a fixed annual interest rate of 6.1% for five years payable in equal monthly installments.

NOTE 8 – LEASE AMENDMENT

The Company entered into an amendment and extension of its building lease on July 25, 2022, retroactive to June 1, 2022. Under the guidance of ASU 2016-02, Leases (Topic 842), the Company must determine if such an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease at the inception of the arrangement. The Company determined that this lease is an operating lease and presented as a right-of-use lease asset, short-term lease liability, and long-term lease liability on the consolidated balance sheet. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses on the consolidated statement of operations.

An initial right-of-use asset of approximately $0.9 million was recognized as a non-cash asset addition with the signing of the July 29, 2022, lease amendment. Cash paid for amounts included in the present value of the operating lease liability was $0.2 million for each of the three months ended March 31, 2024 and 2023, and is included in operating cash flows.

Operating lease costs were $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Merger Agreement.

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Luxium Solutions, LLC, a Delaware limited liability company (“Parent”), and Indigo Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will, at the closing of the transactions contemplated by the Merger Agreement, merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, each share of common stock of the Company, par value $0.01 per share (a “Share”), other than Cancelled Sharesas (as defined in the Merger Agreement) issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $1.10 in cash, without interest, payable to the holder thereof upon surrender of such Shares in the manner provided in the Merger Agreement.

The consummation of the Merger is not subject to any financing condition.

The Merger Agreement contains customary representations and warranties of the Company, Parent and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company between signing and closing, public disclosures and other matters.

The consummation of the transactions contemplated by the Merger Agreement is subject to the fulfillment or waiver (if permitted by law) of certain customary closing conditions, including, without limitation, (i) the absence of any law, injunction or order enacted, entered, promulgated, or enforced by any governmental entity which prohibits, enjoins or makes illegal the consummation of the Merger and the transactions contemplated by the Merger Agreement, (ii) obtaining the affirmative vote of a majority of the votes cast by the holders of the outstanding Shares entitled to vote in favor of the approval and adoption of the Merger Agreement, (iii) the conversion of the Convertible Notes (as defined below) and cancellation of all Noteholder Warrants (as defined below), in each case as contemplated by the Conversion Agreement (as defined below), (iv) the customary bring-down of representations, warranties and covenants by the Company and Parent, and (v) the absence of any Material Adverse Effect (as defined in the Merger Agreement) since the signing date.

Voting Agreement

In connection with the Company, Parent and Merger Sub entering into the Merger Agreement, each of the current executive officers and directors of the Company (solely in their capacity as stockholders of the Company) and each of the Noteholders (together, the “Supporting Stockholders”) entered into a Voting Agreement with Parent on April 8, 2024 (the “Voting Agreement”). Pursuant to the Voting Agreement, in the absence of an Adverse Company Board Recommendation Change (as defined in the Merger Agreement), each of the Supporting Stockholders agreed to vote his, her or its Shares in favor of the approval and adoption of the Merger Agreement and against any alternative acquisition proposal other than the Merger, and not to transfer the Shares beneficially owned by such Supporting Stockholder during the pendency of the Merger. The Voting Agreement terminates upon, among other things, the termination of the Merger Agreement or the making of an Adverse Company Board Recommendation Change.

Conversion and Cancellation Agreement

In connection with the Merger Agreement, on April 8, 2024, the Company entered into a Conversion and Cancellation Agreement (the “Conversion Agreement”) with Parent, Clarex Limited (“Clarex”) and Welland Limited (“Welland” and together with Clarex, the “Noteholders”). Pursuant to the Conversion Agreement, Clarex agreed to convert the entire principal amount of its $1,500,000 Subordinated Convertible Promissory Note and Welland agreed to convert the entire principal amount of its $1,000,000 Subordinated Convertible Promissory Note at least five business days prior to the record date for the Company stockholder meeting to approve and adopt the Merger Agreement. On May 2, 2024, the Clarex Convertible Note converted pursuant to its terms into 1,500,000 shares of common stock and warrants to purchase 1,125,000 shares (the “Clarex Warrants”) at an exercise price of $1.35 per share, and the Welland Convertible Note converted pursuant to its terms into 1,000,000 shares of common stock and warrants to purchase 750,000 shares (the “Welland Warrants” and together with the Clarex Warrants, the “Noteholder Warrants”) at an exercise price of $1.35 per share. Pursuant to the Conversion Agreement, all interest then outstanding under the Convertible Notes on the date of conversion, or $50,833, was paid to the Noteholders in cash. Pursuant to the Conversion Agreement, the Noteholder Warrants shall be canceled and terminated effective immediately prior to the closing of the Merger; provided however, such cancellation and termination shall not be effective unless the closing of the Merger occurs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The events described in the forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of the Company’s plans or strategies, projected or anticipated benefits of acquisitions made by the Company, projections involving anticipated revenues, earnings, or other aspects of the Company’s operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect the Company’s results include, but are not limited to, the risks and uncertainties discussed in Items 1A, 7 and 7A of the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 28, 2024 and in the “Risk Factors” section of the Quarterly Report. Any one or more of these uncertainties, risks, and other influences could materially affect the Company’s results of operations and whether forward-looking statements made by the Company ultimately prove to be accurate. Readers are further cautioned that the Company’s financial results can vary from quarter to quarter, and the financial results for any period may not necessarily be indicative of future results. The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. The Company’s actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether from the latest information, future events, or otherwise.

Pending Acquisition of the Company

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Luxium Solutions, LLC, a Delaware limited liability company (“Parent”), and Indigo Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will, at the closing of the transactions contemplated by the Merger Agreement, merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, each share of common stock of the Company, par value $0.01 per share (a “Share”), other than Cancelled Shares (as defined in the Merger Agreement) issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $1.10 in cash, without interest, payable to the holder thereof upon surrender of such Shares in the manner provided in the Merger Agreement.

The consummation of the Merger is not subject to any financing condition.

The Merger Agreement contains customary representations and warranties of the Company, Parent and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company between signing and closing, public disclosures and other matters.

The consummation of the transactions contemplated by the Merger Agreement is subject to the fulfillment or waiver (if permitted by law) of certain customary closing conditions, including, without limitation, (i) the absence of any law, injunction or order enacted, entered, promulgated, or enforced by any governmental entity which prohibits, enjoins or makes illegal the consummation of the Merger and the transactions contemplated by the Merger Agreement, (ii) obtaining the affirmative vote of a majority of the votes cast by the holders of the outstanding Shares entitled to vote in favor of the approval and adoption of the Merger Agreement, (iii) the conversion of the Convertible Notes (as defined below) and cancellation of all Noteholder Warrants (as defined below), in each case as contemplated by the Conversion Agreement (as defined below), (iv) the customary bring-down of representations, warranties and covenants by the Company and Parent, and (v) the absence of any Material Adverse Effect (as defined in the Merger Agreement) since the signing date.

In connection with the Company, Parent and Merger Sub entering into the Merger Agreement, each of the current executive officers and directors of the Company (solely in their capacity as stockholders of the Company) and each of the Noteholders (together, the “Supporting Stockholders”) entered into a Voting Agreement with Parent on April 8, 2024 (the “Voting Agreement”). Pursuant to the Voting Agreement, in the absence of an Adverse Company Board Recommendation Change (as defined in the Merger Agreement), each of the Supporting Stockholders agreed to vote his, her or its Shares in favor of the approval and adoption of the Merger Agreement and against any alternative acquisition proposal other than the Merger, and not to transfer the Shares beneficially owned by such Supporting Stockholder during the pendency of the Merger. The Voting Agreement terminates upon, among other things, the termination of the Merger Agreement or the making of an Adverse Company Board Recommendation Change.

In connection with the Merger Agreement, on April 8, 2024, the Company entered into a Conversion and Cancellation Agreement (the “Conversion Agreement”) with Parent, Clarex Limited (“Clarex”) and Welland Limited (“Welland” and together with Clarex, the “Noteholders”). Pursuant to the Conversion Agreement, Clarex agreed to convert the entire principal amount of its $1,500,000 Subordinated Convertible Promissory Note and Welland agreed to convert the entire principal amount of its $1,000,000 Subordinated Convertible Promissory Note at least five business days prior to the record date for the Company stockholder meeting to approve and adopt the Merger Agreement. On May 2, 2024, the Clarex Convertible Note converted pursuant to its terms into 1,500,000 shares of common stock and warrants to purchase 1,125,000 shares (the “Clarex Warrants”) at an exercise price of $1.35 per share, and the Welland Convertible Note converted pursuant to its terms into 1,000,000 shares of common stock and warrants to purchase 750,000 shares (the “Welland Warrants” and together with the Clarex Warrants, the “Noteholder Warrants”) at an exercise price of $1.35 per share. Pursuant to the Conversion Agreement, all interest then outstanding under the Convertible Notes on the date of conversion, or $50,333, was paid to the Noteholders in cash. Pursuant to the Conversion Agreement, the Noteholder Warrants shall be canceled and terminated effective immediately prior to the closing of the Merger; provided however, such cancellation and termination shall not be effective unless the closing of the Merger occurs.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on April 9, 2024, and Note 9 - Subsequent Events,” in the accompanying unaudited Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. In preparing our unaudited condensed consolidated financial statements, we made estimates and judgments that affect the results of our operations and the value of assets and liabilities we report. Our inventories are stated at the lower of cost (first-in-first-out basis) and net realizable value. The Company records a reserve for slow - moving inventory as a charge against earnings for all products identified as surplus, slow-moving, or discontinued. Excess work-in-process costs are charged against earnings whenever estimated costs-of-completion exceed unbilled revenues. The Company’s estimates also include the amount and timing of future taxable income in determining the valuation allowance for deferred income tax assets. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2023.

Results of Operations

The Company is a vertically integrated manufacturer specializing in glass, crystal, and metal-based optical components, and sub-assemblies. Manufacturing capabilities include super-precision optical surfacing, precision diamond turning, the ability to manage large substrates, proprietary optical contacting processes, thin film coatings, and high - resolution in - process metrology.

Inrad Optics’ customers include leading corporations in the semiconductor equipment, process control and metrology, defense, aerospace, and laser systems sectors of the broad set of photonics - enabled industries, as well as the U.S. Government, National Laboratories, and universities and institutions worldwide.

All R&D, engineering, manufacturing, and administrative operations are undertaken in our 42,000 – square - foot facility in Northvale, New Jersey.

Revenue

Sales for the three months ended March 31, 2024, were $2.9 million, an increase of 0.3%, or $0.1 million, compared to $2.8 million for the three months ended March 31, 2023.

Sales to the defense/aerospace market increased by $0.1 million or 23.6% to $0.5 million in the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The increase in sales in the defense/aerospace market was due to the timing of deliveries.

Process control and metrology (“PC&M”) sales were $2.1 million for the three months ended March 31, 2024, a decrease of $0.2 million, or 9.0%, from $2.3 million for the three months ended March 31, 2023. The decrease in sales in the PC&M market was due to the timing of shipments.

Sales to customers in the Scientific/R&D market were $0.3 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023, an increase of $0.2 million or 205.4%. The increase in sales is due to an increase in sales to national laboratories.

For the three months ended March 31, 2024, two customers each represented 10% or more of revenues. For the three months ended March 31, 2023, three customers each represented 10% or more of revenues.

The Company’s top five customers represented 69.5% of sales in the three months ended March 31, 2024, compared to 79.8% of sales in the same period in 2023.

Orders booked during the first three months of 2024, totaled $1.3 million, compared to $1.8 million for the same period last year, a decrease of 27.8%. The decrease in bookings is due to multi-year purchase agreements placed in 2022 and 2023 that extend through 2024 and into 2025. Order backlog on March 31, 2024 and 2023, was $14.0 million and $19.5 million, respectively. We anticipate shipping a significant portion of the present backlog during fiscal year 2024. However, our current backlog consists of orders with delivery schedules that extend beyond 12 months into the future.

Cost of Goods Sold

For the three months ended March 31, 2024 and 2023, cost of goods sold were $1.8 million and $1.9 million, or 62.3% and 68.6% of total revenues, respectively. Cost of goods sold decreased largely due to a decrease in raw materials direct and related inventory adjustments offset by increases in manufacturing depreciation.

Gross profit for each of the three months ended March 31, 2024 and 2023, was $1.1 million and $0.9 million, respectively. Gross profit was 37.7% and 31.4% of sales in the three months ended March 31, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) in the three months ended March 31, 2024, amounted to $1.0 million, or 36.2% of sales compared to $0.8 million, or 26,7% of sales, for the same period a year ago. The increase in SG&A expenses reflects an increase in legal fees and other transaction-related expenses, associated with the pending acquisition of the Company.

Income from Operations

The Company had operating income of $42,000 in the three months ended March 31, 2024, and operating income of $130,000 in the three months ended March 31, 2023. The decrease in operating income reflects an increase in SG&A expenses in the three months ended March 31, 2024, offset by a slight increase in sales and a decrease in cost of goods sold, compared to the same period last year.

Other Income (Expense)

Other income reflects the interest expense on the Company’s related party convertible notes and the financing of certain equipment purchases.

Income Taxes

For the three months ended March 31, 2024, the Company recorded a net valuation allowance release of $1.0 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2024, management determined there is sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

For the three months ended March 31, 2023, the Company did not record a current provision for income taxes due to the availability of net operating loss carryforwards to offset taxable income for both income tax and financial reporting purposes.

Net Income

The Company had net income of $1.0 million for the three months ended March 31, 2024, compared to net income of $92,000 for the three months ended March 31, 2023. The increase in net income is largely a result of the tax benefit recorded in the three months ended March 31, 2024

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash and cash equivalents and ongoing collection of accounts receivable. The Company’s major use of cash in recent years has been for financing operations, payment of accrued and current interest on convertible debt, servicing of long-term debt, and capital expenditures.

As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $2.5 million and $3.0 million, respectively.

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

On October 12, 2023, the maturity dates of a $1,500,000 Subordinated Convertible Promissory Note to Clarex and a $1,000,000 Subordinated Convertible Promissory Note to Welland were each extended to January 15, 2025, from August 15, 2024. The notes bore interest at 6%. Interest accrued yearly and was payable on maturity.  In connection with the Merger Agreement, on April 8, 2024, the Company entered into the Conversion Agreement with Parent, Clarex and Welland. Pursuant to the Conversion Agreement, Clarex agreed to convert the entire principal amount of its $1,500,000 Subordinated Convertible Promissory Note and Welland agreed to convert the entire principal amount of its $1,000,000 Subordinated Convertible Promissory Note at least five business days prior to the record date for the Company stockholder meeting to approve and adopt the Merger Agreement. On May 2, 2024, the Clarex Convertible Note converted pursuant to its terms into 1,500,000 shares of common stock and warrants to purchase 1,125,000 shares (the “Clarex Warrants”) at an exercise price of $1.35 per share, and the Welland Convertible Note converted pursuant to its terms into 1,000,000 shares of common stock and warrants to purchase 750,000 shares (the “Welland Warrants” and together with the Clarex Warrants, the “Noteholder Warrants”) at an exercise price of $1.35 per share. Pursuant to the Conversion Agreement, all interest then outstanding under the Convertible Notes on the date of conversion, or $50,333, was paid to the Noteholders in cash.  The Noteholder Warrants expire on August 15, 2027. Pursuant to the Conversion Agreement, the Noteholder Warrants shall be canceled and terminated effective immediately prior to the closing of the Merger; provided however, such cancellation and termination shall not be effective unless the closing of the Merger occurs.

Due to the short-term nature of these notes, they have been reclassified to current liabilities on the balance sheet.

The following table summarizes net cash (used in) operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by operating activities	$(96)	$164
Net cash (used in) investing activities	(369)	(188)
Net cash (used in) provided by financing activities	(12)	15
Net (decrease) in cash and cash equivalents	$(477)	$(9)

Net used in operating activities was $96,000 for the three months ended March 31, 2024, compared to net cash provided by operating activities of $164,000 in the same period last year. The increase in cash used in operating activities in the three months ended March 31, 2024, resulted primarily from a decrease in accounts receivable, and an increase in inventories and other current assets, coupled with a decrease in accounts payable and contract liabilities.

Net cash used in investing activities was $369,000 during the three months ended March 31, 2024, compared to $188,000 in the same period last year reflecting capital expenditures in both periods.

In the three months ended March 31, 2024 and 2023, proceeds from financing activities included cash received for the issuance of common stock pursuant to the exercised stock options.

Overall, cash and cash equivalents decreased by $477,000 and $9,000 for the three months ended March 31, 2024 and 2023, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

a.    Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

b.    Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2024, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, with the exception of the following:

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

On April 8, 2024, we entered into the Merger Agreement to be acquired by Parent. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our entry into the Merger Agreement, its obligations thereunder, and the conditions to completion of the acquisition give rise to inherit risks and uncertainties, including:

•the fact that despite management’s and the board’s efforts, we have not succeeded in significantly growing our business through internal growth and/or acquisition, and continue to see operating performance often below the targets that our management team and board have set for us;

•the fact that if the Merger is not consummated, the securities issued to the Noteholders upon conversion of the Convertible Notes can be returned to the Company in exchange for a new Convertible Note, and payment of such re-issued Convertible Notes could be demanded upon maturity;

•the risks and costs to us if the merger does not close, including costs incurred related to the negotiation of the merger and seeking shareholder approval, the diversion of management and employee attention, potential employee attrition, and the potential effect on customer and vendor relationships;

•the restrictions on the conduct of our business prior to the completion of the merger, requiring us to conduct our business only in the ordinary course, subject to specific limitations and exceptions, which may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger; and

•the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $1,173,544.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the transactions contemplated by the Merger Agreement is subject to the fulfillment or waiver (if permitted by law) of certain customary closing conditions, including, without limitation, (i) the absence of any law, injunction or order enacted, entered, promulgated, or enforced by any governmental entity which prohibits, enjoins or makes illegal the consummation of the Merger and the transactions contemplated by the Merger Agreement, (ii) obtaining the affirmative vote of a majority of the votes cast by the holders of the outstanding Shares entitled to vote in favor of the approval and adoption of the Merger Agreement, (iii) the conversion of the Convertible Notes and cancellation of all Noteholder Warrants, in each case as contemplated by the Conversion Agreement, (iv) the customary bring-down of representations, warranties and covenants by the Company and Parent, and (v) the absence of any Material Adverse Effect since the signing date.

There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Inrad Optics, Inc. deeply regrets to announce that Mr. Luke LaValle, an honored and long-standing member of the Inrad Optics, Inc. Board of Directors, died unexpectedly on April 30, 2024. Mr. LaValle had been a director since 2005.

On May 8, 2024, the Company’s independent directors unanimously appointed Mr. William Foote to succeed Mr. Luke LaValle as Chair of the Company’s audit committee. Mr. Foote is an “independent director” under the rules and regulations of the Securities and Exchange Commission and meets the criteria of an audit committee financial expert.

ITEM 6.	EXHIBITS

2.1

Agreement and Plan of Merger, dated April 8, 2024, by and among Inrad Optics, Inc., Luxium Solutions, LLC and Indigo Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 - K filed with the Commission on April 9, 2024)***

10.1

Conversion and Cancellation Agreement, dated April 8, 2024, by and among Clarex Limited, Welland Limited, Inrad Optics, Inc. and Luxium Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed with the Commission on April 9, 2024).

10.2

Voting Agreement, dated April 8, 2024, by and among Luxium Solutions, LLC and the Specified Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed with the Commission on April 9, 2024).

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

*** Certain schedules and exhibits have been omitted pursuant to Item 601 (a) (5) of Regulation S - K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inrad Optics, Inc.

	By:	/s/ Amy Eskilson
Amy Eskilson
President and Chief Executive Officer

	By:	/s/ Theresa A. Balog
Theresa A. Balog
Chief Financial Officer,
Secretary and Treasurer
Date: May 14, 2024